Form 10KSB
period 1999-02-28
IGE INC
filed 1999-11-10
CIK 49534

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended February 28, 1999

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                          Commission File No.: 0-7900

                                 I.G.E., INC.
                (Name of small business issuer in its charter)

        Massachusetts                                            14-2488828
 (State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)
          P.O. Box 222, Hwy 77North, P/R 478 , Hillsboro, Texas 76645
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (254) 582-2669

        Securities registered under Section 12(b) of the Exchange Act:
                                     None.

        Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.01 per share
                                (Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [ ]  No [x]

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB . [x]

          Issuer's revenues for its most recent fiscal year were $00,000.

          The aggregate market value of the 4,648,324 shares of Common Stock held by non-affiliates of the Company as of February 28, 1999 @$.01, par value $46,483.24.

          The number of shares of Common Stock, par value $.01 per share, outstanding as of February 28, 1999, is 9,948,324.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

          1.  Part III, Item 13, incorporated by reference the following
              Exhibits: 3.1 and 3.2.

              Exhibit 3.1    Certificate of Incorporation
              Exhibit 3.2    By-Laws of the Company

                              PART I

Item 1. Description of Business

          Business Development

          I.G.E., Inc. ("IGE" or the "Company") was incorporated in Massachusetts on May 11, 1971. The Company was organized to carry on any business permitted to corporations under General Laws Ch.156B as now in effect or as hereinafter amended, or any successor provision to such, such as; in the Oil and Gas Industry, manufacturing, mercantile, selling, management, service or other business.

          Business of the Company

          The Company is not an operating business and has no income from operations. The Company engages in research either by itself and/or through the use of independent consultants (who may have to agree to receive stock of the Company in payment for their services in lieu of cash) to determine what type of business can be established by a new venture which could have potentially high profits.

          Competition

          There are inherent difficulties for any new company seeking to enter an established field. With regard to the proposed business of the Company, namely the origination of presently unknown subsidiaries and the operation of such subsidiaries, these difficulties are compounded since there are numerous firms which are more experienced, better established and better financed than the Company in the originating of profitable subsidiaries. Additionally, many of these firms have personnel experienced in running such subsidiaries, unlike the Company. Furthermore, the Company's present capital will only permit the Company to organize relatively few subsidiaries which will face competition from firms which are larger, more experienced and better established than these subsidiaries. Additionally, small "start-up" firms such as the Company, with insignificant resources, are at a very serious disadvantage against established competitors.

          Employees

          At the present time, the Company has no employees and does not have any present intention to hire any. Each of the Company's officers devotes ten percent or less of his time to the affairs of the Company, and does not receive any remuneration.


Item 2. Description of Property

          The Company presently utilizes the residence/office of its President, Bob Royal, located at P. O. Box 222, Hwy 77 North P/R 478, Hillsboro, Texas 76645, at no cost. Such arrangement is expected to continue as long as Mr. Royal is President of the Company.


Item 3. Legal Proceedings

          None.


Item 4. Submission of Matters to a Vote of Security Holders

          None.

                              PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

          The Company's Common Stock, par value $.01 per share (the "Common Stock"), is traded on the Bulletin Board. The closing high and low bid prices for the Common Stock for the Company's prior two fiscal years were as follows:

                                                BID PRICES

                                                High   Low

Period

Fiscal 1996

Quarter ended July 31, 1996                     .00    .00
Quarter ended April 30, 1996                    .00    .00
Quarter ended January 31, 1996                  .00    .00
Quarter ended October 31, 1995                  .00    .00

Fiscal 1997

Quarter ended July 31, 1997                     .00    .00
Quarter ended April 30, 1997                    .00    .00
Quarter ended January 31, 1997                  .00    .00
Quarter ended October 31, 1996                  .00    .00

Fiscal 1998

Quarter ended July 31, 1998                     .00    .00
Quarter ended April 30, 1998                    .00    .00
Quarter ended January 31, 1998                  .00    .00
Quarter ended October 31, 1997                  .00    .00

          The foregoing price quotations have been reported on the NASD OTC Bulletin Board. Such quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. There has been a limited trading market for the Company's securities.

          (b) The Company knows of 1142 shareholders of Common Stock as of February 28, 1999. The Company believes that there are approximately 2,500 beneficial owners of shares of its Common Stock, based on stock held in street name by brokers.

          (c) The future payment by the Company of dividends, if any, is discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors.


Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

          The Company is a development stage company and as of October 15, 1999 had not generated any operating revenue. The Company's has no source of revenue at present. General and administrative expenses during fiscal 1999 and 1998 were $10,176 and $6,500 respectively. The general and administrative expenses were State Filing expense, filing fees and accrued compensation for administrative services.

          Management believes that inflation and changing prices will have minimal affect on operations.

Liquidity and Capital Resources

          The Company has had no material operations and as of February 28, 1999, the Company had no working capital in the last fiscal year. The Company has no present outside sources of liquidity. In the event the Company determines that it present capital is not adequate for a future acquisition, the Company may attempt to arrange for outside financing and/or may do a public offering or private placement of its securities.

Item 7. Financial Statements

          The Company's financial statements, consisting of the balance sheet for the year ended February 28, 1999, and related statements of operations, stockholders' equity, and cash flows for the years ended February 28, 1997, 1998, 1999 and statement of operations and cash flows through the Company's year end, have been audited by Hendricks, graves and Associates, P.C. independent certified public accountants, which, along with their report thereon, appears on Financial Pages hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None


                              PART III

Item 9. Directors and Executive Officers

          The directors and officers of the Company are as follows:

          Name                    Age       Position

          Bob Royal               63        Chairman of the Board of Directors,
                                            President, CEO
          Todd R. Royal           28        Director, Senior Vice President
          Scott R. Royal          32        Director, Executive Vice President
          Stephen D. Chanslor     49        Director, Chief  Financial Officer,
          Barry C. Royal          35        Director, Secretary-Treasurer-Clerk
          John F.W. McCaig, Esq.  69        Assistant Clerk and Agent for
                                            service of Process.

          Bob Royal has been President and Chairman of the Board of the Company since January 2, 1984. In addition, he has been President, CEO and Chairman of the Board of a publicly held corporation, Burke Oil Company 1982-1992. He attended Texas Christian University of Fort Worth, Texas, in the School of Business Administration in Marketing and Management through 1958. Cadet in the first Texas National Guard Academy in Austin, Texas, 1957. US Army 1959-1961-completed electronic and computer school, awarded secret clearance, Fort Sill, Oklahoma where he completed electronic and missile school, and completed survey school while stationed in Korea. Owner and operator of several real estate and construction operations, buying and selling numerous residential, commercial and ranch properties. Royal Auto Sales and First National Mobil Homes, Inc., a state wide retail operation 1960's to 1970's. Ranches and other real estate to present. Independent private oil and gas company CEO 1975-1982. President, CEO and Chairman of the Board of Royal Mortgage Corporation, an approved V.A. lender and Conventional Mortgage Company 1978-1982, located in Dallas, Killeen, and Copperas Cove, Texas, Trustee Clifton Investment Trust 1982-present. Chairman of the Board, President, CEO of International Contractors Bonding, Ltd.. Nassau, the Bahamas, 1988-1992. C of B, President, CEO of Royal Resources Corporation,
R. Land Corporation, 1994-present and ROYALCO Oil & Gas Corporation 1995-present. Mr. Royal has been married for over 36 years and has three sons, listed below, as Officers and Directors of IGE. Mr. Royal shall devote100% of his time to the restructured Company.

          Todd R. Royal, is a Director of the Company, Senior Vice President, and Assistant Secretary, Mr. Royal attended Southern Methodist University, received a BA Degree; from Texas Tech University, 1995. Mr. Royal has served as Senior Vice President and Director and Assistant Secretary of Royal Resources Corporation and R Land Corporation, 1994-present and ROYALCO Oil & Gas Corporation, 1995-present Investment Broker with A.G. Edwards & Sons, Inc., 1997-1998 and holds a series 7 license.

          Scott R. Royal, Executive Vice President, and Director. Mr. Royal received a BA Degree from Texas Tech University, 1995. + advanced degree work; Mr. Royal served as Trustee of ICB Trust 1990-present, Senior Vice President of International Contractors Bonding, Ltd. Nassau, the Bahamas 1988-1992, Director and Executive Vice President of Royal Resources Corporation and ROYALCO Oil & Gas Corporation 1995-present.

          Stephen D. Chanslor, Director, Chief Financial Officer. Mr. Chanslor was awarded a Bachelor of Business Administration Degree from Baylor University, with emphasis in accounting. He is a Certified Public Accountant, receiving CPIM certification in 1984. He is a member of the American Institute of CPAs, Texas Society of CPAs and the American Production and Inventory Control Society. He has over 15 years of management experience in both finance and operations within Dresser Industries, a Fortune 500 Company, and its spin-off, Global Industrial Technologies, Inc., He possess a recognized ability to objectively measure and evaluate new business opportunities, identfy and correct inefficiency and direct a planning process to ensure critical objectives are met. He is an effective communicator, skilled and selling ideas to shareholders and board members as well as motivating a management team to achieve a common goal.

          Barry C. Royal, Secretary-Treasurer , Clerk and Director, Mr. Royal received a Bachelor of Business Administration Degree in Market and Management from the University of Texas, at Austin, 1990, and a Bachelor of Science Degree, Mgna Cum Laude from Texas Tech University 1997. Mr. Royal served as Executive Vice President of Burke Oil Company, OTC, 1985-1988, Chief Financial Officer of International Contractors Bonding, Ltd., Nassau, the Bahamas, 1988-1992. Vice President and Director Royal Resources Corporation and R. Land Corporation, 1994-present, CFO, Director and Secretary ROYALCO Oil & Gas Corporation, 1995-present.

          The Company does not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions. Last year, the Board of Directors met on two occasions.

          The term of office of each director is one year or until his successor is elected at the Company's annual meeting and qualified. Each officer is appointed by the Board of Directors and serves at the discretion of the Board.

          The Certificate of Incorporation of the Company provides for indemnification of officers and directors to the fullest extent permitted by Massachusetts law.


Item 10. Executive Compensation

          Three of the above Officers entered a contract with the Company June 10, 1985, for annual cash compensation, stock options, and Directors compensation. None was received.

Item 11. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth the number of shares of Common Stock of the Company beneficially owned, directly or indirectly, by (i) each of the Company's officers and directors; (ii) all persons known to the Company to be beneficial owners of more than five percent of the outstanding shares of Common Stock; and (iii) all officers and directors of the Company as a group:

Name and Address                        Number of Shares Owned          Percent


Clifton Investment Trust, dba               5,300,000                   53
Burke Oil Company
Bob Royal, Trustee
P.O. Box 222, Hwy 77, N. P/R 478
Hillsboro, Texas 76645
Beneficiaries:
        Barry C. Royal
        9724 Memphis Dr.
        Lubbock, Texas 79423

        Scott R. Royal
        2630 77th St.
        Lubbock, Texas 79423

        Todd R. Royal
        8601 Memphis Dr., 14A
        Lubbock, Texas 79423


All Directors and                           5,300,000                   53
Officers as a group
(One Trust & three Beneficiaries)

          The Company is unaware of any written formal contract and arrangement, the operation of which, at a subsequent date, may result in a change in control of the Company. However the Company is researching several companies with an intent to acquire one or more companies. That could result in a change in control of the Company. That would be fully reported in the filing of and 8-K.

          Effective May 1, 1991, the Securities and Exchange Commission promulgated new rules under Section 16 of the Securities Exchange Act 10 1934. The Company had no operations and did not file reports the preceding year. The Company believes the executive officers and directors will be in compliance with all Section 16 reporting requirements.


Item 12. Certain Relationships and Related Transactions

          None.

Item 13. Exhibits and Reports on Form 8-K

          (a)  Exhibits

          The following exhibits have previously been filed on Form 10-K and or hereby incorporated by reference pursuant to Rule 12b-23:

3.1 Certificate of Incorporation

3.2 By-Laws of the Company

          (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K for its last quarter in Fiscal 1997, 1998, 1999.

               I.G.E., INC.
          (A Development Stage Company)

                              SIGNATURES



          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 9, 1999


                    I.G.E., INC.


          /s/ BOB ROYAL
          -------------------------
          Bob Royal, President
          and Chairman of the Board
          of Directors


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Name                            Titles                          Date

/s/ BOB ROYAL
-------------------------
Bob Royal                       President, Chairman             November 9, 1999
                                of the Board of Directors
                                (Chief Executive Officer)

/s/ STEPHEN D. CHANSLOR
-------------------------
Stephen D. Chanslor             Chief Financial Officer         November 9, 1999
                                Director

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFOMRATION EXTRACTED FROM THE FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                 I.G.E., INC.
                                 ------------

                             FINANCIAL STATEMENTS
                             --------------------

                         YEAR ENDED FEBRUARY 28, 1997
                         ----------------------------



                                   CONTENTS
                                   --------




INDEPENDENT AUDITORS' REPORT ...............................    1

BALANCE SHEET ..............................................    2

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT ............    3

STATEMENT OF CASH FLOW .....................................    4

NOTES TO FINANCIAL STATEMENTS .............................     5

      [LETTERHEAD OF HENDRICKS, GRAVES AND ASSOCIATES, LLP APPEARS HERE]




                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



BOARD OF DIRECTORS
I.G.E., INC.
DALLAS, TEXAS

     We have audited the accompanying balance sheet of I.G.E., INC., as of February 28, 1997, and the related statement of operations and accumulated deficit and cash flows for the year these ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.G.E., INC. as of February 28, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                              /s/ Hendricks, Graves and Associates, LLP

                              Hendricks, Graves and Associates, LLP




November 4, 1999

                                 I.G.E., INC.
                                 ------------

                                 BALANCE SHEET
                                 -------------

                               FEBRUARY 28, 1997
                               -----------------


                                     ASSET
                                     -----



RECEIVABLE FROM AFFILIATED
  ENTITY - NOTES E AND G                                       $  30,111
                                                               =========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------



CURRENT LIABILITIES - NOTE C:
  Accounts payable                                            $   22,500
  Payable to a stockholder - Notes D and G                        70,000
                                                              ----------


   Total current liabilities                                      92,500
                                                              ----------


STOCKHOLDERS' DEFICIT:
 Common stock, $.01 par value; 10,000,000
   shares authorized and 9,948,324 shares
   issued and outstanding - Notes E and F                         99,483
 Additional capital                                            4,213,168
 Accumulated deficit - Page 3                                 (4,375,040)
                                                              ----------

   Total stockholders' deficit                                (   62,389)
                                                              ----------


                                                              $   30,111
                                                              ==========




   The accompanying notes are an integral part of the financial statements.

                                 I.G.E., INC.
                                 ------------

                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                -----------------------------------------------

                         YEAR ENDED FEBRUARY 28, 1997
                         ----------------------------



REVENUES                                                    $      NONE


GENERAL AND ADMINISTRATIVE EXPENSES - NOTE D                      6,500
                                                            -----------


NET LOSS                                                    (     6,500)


ACCUMULATED DEFICIT at beginning of year                    ( 4,368,540)
                                                            -----------



ACCUMULATED DEFICIT at end of year                          ($4,375,040)
                                                            ===========



Net basic and diluted loss per share                        (    $.0006)
                                                            ===========

Weighted average shares outstanding                           9,948,324
                                                            ===========


   The accompanying notes are an integral part of the financial statements.

                                 I.G.E., INC.
                                 ------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                         YEAR ENDED FEBRUARY 28, 1997
                         ----------------------------



Net loss                                          ($6,500)

Adjustments to reconcile net loss to net cash:
  Increase in liabilities:
    Accounts payable                                1,500
    Payable to Stockholder                          5,000
                                                  -------

No change in cash during year                         -0-


CASH at beginning of year                             -0-
                                                  -------


CASH at end of year                               $   -0-
                                                  =======



   The accompanying notes are an integral part of the financial statements.

                                 I.G.E., INC.
                                 ------------

                         NOTES TO FINANCIAL STATEMENT
                         ----------------------------

                         YEAR ENDED FEBRUARY 28, 1997
                         ----------------------------


A. THE COMPANY:

   I.G.E., INC. was organized in Massachusetts on May 17, 1971. Operations were discontinued in 1983. The Corporation was dissolved by state laws. On January 28, 1999, The Commonwealth of Massachusetts issued a "Revival Certificate" to reinstate the Company as a valid Corporation.


B. ACCOUNTING POLICY:

   USE OF ESTIMATES - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


C. FAIR VALUES OF FINANCIAL INSTRUMENTS:

   The carrying amounts of assets and liabilities in the balance sheet approximate fair value.


D. ADMINISTRATIVE COSTS:

   The Company has continued to incur transfer agent and management fees totalling $6,500 per year.


E. RELATED ENTITY TRANSACTIONS:

   On April 15, 1985, the Company transferred 303,112 shares of stock of Burke Oil Company, affiliated through common control and management, to the Clifton Investment Trust, also affiliated through common control and management. The Company has an outstanding receivable of $30,111 for the transaction. The receivable was satisfied pursuant to a July 31, 1999 agreement. See Note G.

   On June 10, 1985, the Company issued 5,300,000 of its common shares to the affiliated Clifton Investment Trust in exchange for 265,000 shares of stock of the affiliated Burke Oil Company.



                                  (Continued)

                                 I.G.E., INC.
                                 ------------

                   NOTES TO FINANCIAL STATEMENT (CONTINUED)
                   ----------------------------------------

                         YEAR ENDED FEBRUARY 28, 1997
                         ----------------------------


F. COMMON STOCK:

   Confirmation of the number of outstanding shares of stock was not obtained from the Company's transfer agent.

G. SUBSEQUENT EVENT:

   On July 31, 1999, the Company agreed to offset its $30,111 receivable from an affiliated entity against the Company's payable to a stockholder and officer for services rendered. See Note E.

                                  I.G.E., INC.
                                  ------------

                              FINANCIAL STATEMENTS
                              --------------------

                           FEBRUARY 28, 1998 AND 1997
                           --------------------------



                                    CONTENTS
                                    --------


INDEPENDENT AUDITORS' REPORT...............................................1

BALANCE SHEETS.............................................................2

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT...........................3

STATEMENTS OF CASH FLOWS...................................................4

NOTES TO FINANCIAL STATEMENTS..............................................5

             [LETTERHEAD OF HENDRICKS, GRAVES AND ASSOCIATES, LLP]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



BOARD OF DIRECTORS
I.G.E., INC.
PARIS, TEXAS

     We have audited the accompanying balance sheets of I.G.E., INC., as of February 28, 1998 and 1997, and the related statements of operations and accumulated deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.G.E., INC. as of February 28, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                              /s/ HENDRICKS, GRAVES AND ASSOCIATES, LLP
                              Hendricks, Graves and Associates, LLP



 November 4, 1999

                                 I.G.E., INC.
                                 ------------

                                BALANCE SHEETS
                                --------------



                                    ASSETS
                                    ------


                                                 FEBRUARY 28
                                           -----------------------
                                              1998         1997
                                           ----------   ----------

RECEIVABLE FROM AFFILIATED
  ENTITY - NOTES E AND G                      $30,111      $30,111
                                           ==========   ==========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
  Accounts payable                            $24,000      $22,500
  Payable to a stockholder -
    Notes D and G                              75,000       70,000
                                           ----------   ----------

     Total current liabilities                 99,000       92,500
                                           ----------   ----------


STOCKHOLDERS' DEFICIT:
   Common stock, $.01 par value; 10,000,000
     10,000,000 shares authorized and
     9,948,324 shares issued and
     outstanding - Notes E and F               99,483       99,483
 Additional capital                         4,213,168    4,213,168
 Accumulated deficit - Page 3              (4,381,540)  (4,375,040)
                                           ----------   ----------

     Total stockholders' deficit           (   68,889)     (62,389)
                                           ----------   ----------

                                              $30,111     $ 30,111
                                           ==========   ==========


   The accompanying notes are an integral part of the financial statements.

                                 I.G.E., INC.
                                 ------------

               STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               ------------------------------------------------




                                                    YEARS ENDED FEBRUARY 28
                                                  ---------------------------
                                                      1998           1997
                                                  ------------    -----------

REVENUES                                                $ NONE         $ NONE

GENERAL AND ADMINISTRATIVE
  EXPENSES - NOTE D                                      6,500          6,500
                                                  ------------    -----------

NET LOSS                                            (    6,500)        (6,500)

ACCUMULATED DEFICIT at beginning of year          (  4,375,040)   ( 4,368,540)
                                                  ------------    -----------


ACCUMULATED DEFICIT at end of year                 ($4,381,540)   ($4,375,040)
                                                  ============    ===========


Net basic and diluted loss per share                   ($.0006)       ($.0006)
                                                  ============    ===========

Weighted average shares outstanding                  9,948,324      9,948,324
                                                  ============    ===========


   The accompanying notes are an integral part of the financial statements.

                                 I.G.E., INC.
                                 ------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------




                                  YEARS ENDED FEBRUARY 28
                                 -------------------------
                                     1998         1997
                                 ------------  -----------

Net loss                             ($6,500)     ($6,500)

Adjustments to reconcile
   net loss to net cash:
     Increase in liabilities:
     Accounts payable                  1,500        1,500
     Payable to stockholder            5,000        5,000
                                     -------      -------

No change in cash during year            -0-          -0-
                                     -------      -------

CASH at beginning of year                -0-          -0-
                                     -------      -------

CASH at end of year                     $-0-         $-0-
                                     =======      =======


   The accompanying notes are an integral part of the financial statements.

                                 I.G.E., INC.
                                 ------------

                         NOTES TO FINANCIAL STATEMENT
                         ----------------------------

                    YEARS ENDED FEBRUARY 28, 1998 AND 1997
                    --------------------------------------


A. THE COMPANY:

   I.G.E., INC. was organized in Massachusetts on May 17, 1971. Operations were discontinued in 1983. The Corporation was dissolved by state laws. On January 28, 1999, The Commonwealth of Massachusetts issued a "Revival Certificate" to reinstate the Company as a valid Corporation.


B. ACCOUNTING POLICY:

   USE OF ESTIMATES - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


C. FAIR VALUES OF FINANCIAL INSTRUMENTS:

   The carrying amounts of liabilities in the balance sheet approximate fair value.


D. ADMINISTRATIVE COSTS:

   The Company has continued to incur transfer agent and management fees totalling $6,500 per year.


E. RELATED ENTITY TRANSACTIONS:

   On April 15, 1985, the Company transferred 303,112 shares of stock of Burke Oil Company, affiliated through common control and management, to the Clifton Investment Trust, also affiliated through common control and management. The Company has an outstanding receivable of $30,111 for the transaction. The receivable was satisfied pursuant to a July 31, 1999 agreement. See Note G.

   On June 10, 1985, the Company issued 5,300,000 of its common shares to the affiliated Clifton Investment Trust in exchange for 265,000 shares of stock of the affiliated Burke Oil Company.

                                  (Continued)

                                 I.G.E., INC.
                                 ------------

                   NOTES TO FINANCIAL STATEMENT (CONTINUED)
                   ----------------------------------------

                    YEARS ENDED FEBRUARY 28, 1998 AND 1997
                    --------------------------------------


F. COMMON STOCK:

   Confirmation of the number of outstanding shares of stock was not obtained from the Company's transfer agent.


G. SUBSEQUENT EVENT:

   On July 31, 1999, the Company agreed to offset its $30,111 receivable from an affiliated entity against the Company's payable to a stockholder and officer for services rendered. See Note E.

                                 I.G.E., INC.
                                 ------------

                             FINANCIAL STATEMENTS
                             --------------------

                    YEARS ENDED FEBRUARY 28, 1999 AND 1998
                    --------------------------------------



                                   CONTENTS
                                   --------



INDEPENDENT AUDITORS' REPORT................................. 1

BALANCE SHEETS............................................... 2

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT............. 3

STATEMENTS OF CASH FLOWS..................................... 4

NOTES TO FINANCIAL STATEMENTS................................ 5

      [LETTERHEAD OF HENDRICKS, GRAVES AND ASSOCIATES, LLP APPEARS HERE]


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



BOARD OF DIRECTORS
I.G.E., INC.
DALLAS, TEXAS

     We have audited the accompanying balance sheets of I.G.E., INC., as of February 28, 1999 and 1998, and the related statements of operations and accumulated deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.G.E., INC. as of February 28, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                              /s/ Hendricks, Graves and Associates

                              Hendricks, Graves and Associates, LLP



 November 4, 1999

                                 I.G.E., INC.
                                 ------------

                                BALANCE SHEETS
                                --------------



                                    ASSETS
                                    ------


                                                           FEBRUARY 28
                                                     ----------------------
                                                       1999         1998
                                                    ----------   ----------
RECEIVABLE FROM AFFILIATED
  ENTITY - NOTES E AND G                            $   30,111   $   30,111
                                                    ==========   ==========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------


CURRENT LIABILITIES:
  Accounts payable                                   $  25,500    $  24,000
  Payable to a stockholder -
    Notes D and G                                       83,676       75,000
                                                    ----------   ----------

     Total current liabilities                         109,176       99,000
                                                    ----------   ----------


STOCKHOLDERS' DEFICIT:
   Common stock, $.01 par value; 10,000,000
     10,000,000 shares authorized and
     9,948,324 shares issued and
     outstanding - Notes E and F                        99,483       99,483
 Additional capital                                  4,213,168    4,213,168
 Accumulated deficit - Page 3                       (4,391,716)  (4,381,540)
                                                    ----------   ----------
     Total stockholders' deficit                       (79,065)     (68,889)
                                                    ----------   ----------
                                                    $   30,111   $   30,111
                                                    ==========   ==========

   The accompanying notes are an integral part of the financial statements.

                                 I.G.E., INC.
                                 ------------

               STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               ------------------------------------------------


                                                    YEARS ENDED FEBRUARY 28
                                                   --------------------------
                                                      1999           1998
                                                   -----------    -----------
REVENUES                                           $      NONE    $      NONE

GENERAL AND ADMINISTRATIVE
  EXPENSES - NOTE D                                     10,176          6,500
                                                   -----------    -----------
NET LOSS                                               (10,176)        (6,500)

ACCUMULATED DEFICIT at beginning of year            (4,381,540)    (4,375,040)
                                                   -----------    -----------

ACCUMULATED DEFICIT at end of year                 ($4,391,716)   ($4,381,540)
                                                   ===========    ===========


Net basic and diluted loss per share                   ($.0010)       ($.0006)
                                                   ===========    ===========

Weighted average shares outstanding                  9,948,324      9,948,324
                                                   ===========    ===========

   The accompanying notes are an integral part of the financial statements.

                                 I.G.E., INC.
                                 ------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                  YEARS ENDED FEBRUARY 28
                                 -------------------------
                                     1999         1998
                                 ------------  -----------
Net loss                             ($10,176)     ($6,500)

Adjustments to reconcile
   net loss to net cash:
     Increase in liabilities:
     Accounts payable                   1,500        1,500
     Payable to stockholder             8,676        5,000
                                 ------------  -----------

No change in cash during year            -0-          -0-
                                 ------------  -----------

CASH at beginning of year                -0-          -0-
                                 ------------  -----------

CASH at end of year              $       -0-   $      -0-
                                 ===========   ==========

   The accompanying notes are an integral part of the financial statements.

                                 I.G.E., INC.
                                 ------------

                         NOTES TO FINANCIAL STATEMENT
                         ----------------------------

                    YEARS ENDED FEBRUARY 28, 1999 AND 1998
                    --------------------------------------

A. THE COMPANY:

   I.G.E., INC. was organized in Massachusetts on May 17, 1971. Operations were discontinued in 1983. The Corporation was dissolved by state laws. On January 28, 1999, The Commonwealth of Massachusetts issued a "Revival Certificate" to reinstate the Company as a valid Corporation.

B. ACCOUNTING POLICY:

   USE OF ESTIMATES - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

C. FAIR VALUES OF FINANCIAL INSTRUMENTS:

   The carrying amounts of liabilities in the balance sheet approximate   fair
   value.

D. ADMINISTRATIVE COSTS:

   The Company has continued to incur transfer agent and management fees totalling $6,500 per year.

E. RELATED ENTITY TRANSACTIONS:

   On April 15, 1985, the Company transferred 303,112 shares of stock of Burke Oil Company, affiliated through common control and management, to the Clifton Investment Trust, also affiliated through common control and management. The Company has an outstanding receivable of $30,111 for the transaction. The receivable was satisfied pursuant to a July 31, 1999 agreement. See Note G.

   On June 10, 1985, the Company issued 5,300,000 of its common shares to the affiliated Clifton Investment Trust in exchange for 265,000 shares of stock of the affiliated Burke Oil Company.

                                  (Continued)

                                 I.G.E., INC.
                                 ------------

                   NOTES TO FINANCIAL STATEMENT (CONTINUED)
                   ----------------------------------------

                    YEARS ENDED FEBRUARY 28, 1999 AND 1998
                    --------------------------------------


F. COMMON STOCK:

   Confirmation of the number of outstanding shares of stock was not obtained from the Company's transfer agent.

G. SUBSEQUENT EVENT:

   On July 31, 1999, the Company agreed to offset its $30,111 receivable from an affiliated entity against the Company's payable to a stockholder and officer for services rendered. See Note E.