Form 10QSB
period 1999-05-31
IGE INC
filed 1999-12-14
CIK 49534

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

The number of shares of Common Stock, par value $.01 per share, outstanding as of May 31, 1999, is 9,948,324 shares.

                                 I.G.E., INC.

                                BALANCE SHEETS

                                    ASSETS

                                                              MAY 31
                                                      1999             1998
RECEIVABLE FROM AFFILIATED
ENTITY                                           $     30,111     $    30,111


                      LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
          Accounts payable                       $     25,500     $    24,000
          Payable to a stockholder               $     83,676     $    75,000
                                                 ------------     -----------

          Total current liabilities              $    109,176     $    99,000

STOCKHOLDERS' DEFICIT:
          Common stock, $.01 par value;
          10,000,000 shares authorized and
          9,948,324 shares issued and
          outstanding                            $     99,483     $    99,483
          Additional Capital                     $  4,213,168     $ 4,213,168
          Accumulated deficit                    $( 4,391,176)    $(4,381,540)

          Total stockholders' deficit            $(    79,065     $(   68,889)

                                                 $     30,111     $    30,111


                                  I.G.E., INC

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                      MAY 31
                                               1999             1998

REVENUES                                       $        NONE    $       NONE

GENERAL AND ADMINISTRATIVE
EXPENSES                                       $      10,176    $      6,500


NET LOSS                                           (  10,176)     (    6,500)

ACCUMULATED DEFICIT at beginning of year         ( 4,381,540)     (4,375,040)

ACCUMULATED DEFICIT at end of year               ( 4,391,716)     (4,381,540)

Net basic and diluted loss per share             (     .0010)     (    .0006)

Weighted average shares outstanding                9,948,324       9,948,324

                                 I.G.E., INC.

                            STATEMENT OF CASH FLOWS



                                       MAY 31
                                    1999                1998

Net loss                            $ ( 10,176)         $ ( 6,500)

Adjustments to reconcile
Net loss to net cash:
        Increase in liabilities:
        Accounts payable                 1,500              1,500
        Payable to stockholder           8,676              5,000

No change in cash during year              -0-                -0-


Cash at beginning of year                  -0-                -0-

Cash at year end                           -0-                -0-

                                 I.G.E., INC.
                         (A development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS:

     The accompanying Unaudited financial statements of I.G.E., Inc., (the "Company"), have been prepared in accordance with the instructions to form 10-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1999 and the results of operations and cash flows for the three and six months ending May 31, 1999, and 1998 and from the date of inception to May 31, 1999. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 1999.

     The results for the three months ending May 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents consist of $ 00.00.

NOTE 3 - INCOME TAXES:

     No income on taxes.

NOTE 4 - CHANGES IN STOCKHOLDERS EQUITY:

     No changes in Stockholders Equity.

NOTE 5 - THE COMPANY:

     The Company was organized in Massachusetts on May 1971. Operations were discontinued in 1983. The Corporation was desolved by the state laws. On January 28, 1999, The Commonwealth of Massachusetts issued a "Revival Certificate" to reinstate the Company as a valid Corporation.

NOTE 6 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The Company engages in research, either by itself and /or through the use of independent consultants ( who may have to receive stock of the Company in payment for their services in lieu of cash) to determine what type of business can be established by a new venture which could have potentially high profits.

     Results in Operations

     The Company has no source of revenue currently.

     General and administrative expenses during the three months ended May 31, 1999, were $00.00.

     Management believes that inflation and changing prices will have minimal effect on operations.

   Liquidity and Capital Resources

     The Company has had no material operations and as of May 31, 1999, the Company had no capital. The Company extended the $30,111.00 receivable from an affiliated from July 31, 1999 to December 10, 1999. The Company had liabilities of $109,176.00 as of May 31, 1999.

     The Company has no present outside source of liquidity. In the Event the Company determines that its present capital is not adequate for a future acquisition, the Company may arrange for outside financing and/or may do a public offering of private placement of its securities.

     The Company's operations are not effected by the Y2K problem.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 13, 1999


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




Name                         Titles                         Date

/s/ BOB ROYAL
-------------
Bob Royal                    President, Chairman            December 13, 1999
                             of the Board of Directors
                             (Chief Executive Officer)

/s/ STEPHEN D. CHANSLOR
-----------------------
Stephen D. Chanslor          Chief Financial Officer        December 13, 1999
                             Director