Form 10QSB
period 1999-08-31
IGE INC
filed 1999-12-14
CIK 49534

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

The number of shares of Common Stock, par value $.01 per share, outstanding as of August 31, 1999, is 9,948,324 shares.

                                 I.G.E., INC.

                                BALANCE SHEETS

                                    ASSETS


                                                            AUGUST 31
                                                       1999              1998

RECEIVABLE FROM AFFILIATED
ENTITY                                              $     30,111    $    30,111


                     LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
          Accounts payable                          $     25,500    $    24,000
          Payable to a stockholder                  $     83,676    $    75,000
                                                    ------------    -----------

          Total current liabilities                 $    109,176    $    99,000

STOCKHOLDERS' DEFICIT:
          Common stock, $.01 par value;
          10,000,000 shares authorized and
          9,948,324 shares issued and
          outstanding                               $     99,483    $    99,483
          Additional Capital                        $  4,213,168    $ 4,213,168
          Accumulated deficit                       $  4,391,176)   $(4,381,540)

          Total stockholders' deficit               $(    79,065)   $(   68,889)

                                                    $     30,111    $    30,111

                                  I.G.E., INC

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                  AUGUST 31
                                            1999             1998

REVENUES                                    $       NONE     $      NONE

GENERAL AND ADMINISTRATIVE
EXPENSES                                    $     10,176     $     6,500


NET LOSS                                     (    10,176)     (    6,500)

ACCUMULATED DEFICIT at beginning of year     ( 4,381,540)     (4,375,040)

ACCUMULATED DEFICIT at end of year           ( 4,391,716)     (4,381,540)

Net basic and diluted loss per share         (     .0010)     (    .0006)

Weighted average shares outstanding            9,948,324       9,948,324

                                 I.G.E., INC.

                            STATEMENT OF CASH FLOWS


                                                          AUGUST 31
                                                    1999             1998

Net loss                                          $(  10,176)       $(    6,500)

Adjustments to reconcile
Net loss to net cash:
Increase in liabilities:
Accounts payable                                       1,500              1,500
 Payable to stockholder                                8,676              5,000

No change in cash during year                            -0-                -0-


Cash at beginning of year                                -0-                -0-

Cash at year end                                         -0-                -0-

                                 I.G.E., INC.
                         (A development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS:

     The accompanying Unaudited financial statements of I.G.E., Inc., (the "Company"), have been prepared in accordance with the instructions to form 10-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 31, 1999 and the results of operations and cash flows for the three and six months ending August 31, 1999, and 1998 and from the date of inception to August 31, 1999. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 1999.

     The results for the three months ending August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     General and administrative expenses during the three months ended August 31, 1999, were $00.00.

     Management believes that inflation and changing prices will have minimal effect on operations.

   Liquidity and Capital Resources

     The Company has had no material operations and as of August 31, 1999, the Company had no capital. The Company extended the $30,111.00 receivable from an affiliated from July 31, 1999 to December 10, 1999. The Company had liabilities of $109,176.00 as of August 31, 1999.

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


Dated: December 13, 1999


                    I.G.E., INC.

         /s/ BOB ROYAL
         ----------------------------
         Bob Royal, President
         and Chairman of the Board
         of Directors


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


Name                                 Titles                  Date

/s/ BOB ROYAL
-------------
Bob Royal                President, Chairman           December 13, 1999
                         of the Board of Directors
                         (Chief Executive Officer)

 /s/ STEPHEN D. CHANSLOR
------------------------
Stephen D. Chanslor      Chief Financial Officer       December 13, 1999
                         Director