Form 10-Q
period 1999-11-30
IGE INC
filed 2000-01-11
CIK 49534

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30 1999

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [x]

The number of shares of Common Stock, par value $.01 per share, outstanding as of January 10, 2000, is 497,416 shares.

                                  I.G.E., INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                    NOVEMBER 30
                                              1999              1998

RECEIVABLE FROM AFFILIATED
ENTITY                                        $     30,111      $    30,111


                      LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
     Accounts payable                         $     25,500      $    24,000
     Payable to a stockholder                 $     83,676      $    75,000
                                              ------------      -----------

     Total current liabilities                $    109,176      $    99,000

STOCKHOLDERS' DEFICIT:
     Common stock, $.01 par value;
     10,000,000 shares authorized and
     9,948,324 shares issued and
     outstanding                              $     99,483      $    99,483
     Additional Capital                       $  4,213,168      $ 4,213,168
     Accumulated deficit                      $ (4,391,176)     $(4,381,540)

     Total stockholders' deficit              $    (79,065)     $   (68,889)

                                              $     30,111      $    30,111

                                  I.G.E., INC

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                     NOVEMBER 30
                                              1999                1998

REVENUES                                      $       NONE    $      NONE

GENERAL AND ADMINISTRATIVE
EXPENSES                                      $     10,176    $     6,500


NET LOSS                                           (10,176)        (6,500)


ACCUMULATED DEFICIT at beginning of year        (4,381,540)    (4,375,040)

ACCUMULATED DEFICIT at end of year              (4,391,716)    (4,381,540)

Net basic and diluted loss per share                (.0010)        (.0006)

Weighted average shares outstanding              9,948,324      9,948,324

                                  I.G.E., INC.

                            STATEMENT OF CASH FLOWS

                                                          NOVEMBER 30

                                                   1999             1998

Net loss                                           $    (10,176)    $    (6,500)

Adjustments to reconcile
Net loss to net cash:
     Increase in liabilities:
     Accounts payable                                     1,500           1,500
     Payable to stockholder                               8,676           5,000

No change in cash during year                               -0-             -0-


Cash at beginning of year                                   -0-             -0-

Cash at year end                                            -0-             -0-

                                  I.G.E., INC.

                         (A development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS:

     The accompanying Unaudited financial statements of I.G.E., Inc., (the "Company"), have been prepared in accordance with the instructions to form 10-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 30, 1999 and the results of operations and cash flows for the three and nine months ending November 30, 1999, and 1998 and from the date of inception to November 30, 1999. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 1999.

     The results for the three months ending November 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     General and administrative expenses during the three months ended November 30, 1999, were $00.00.

     Management believes that inflation and changing prices will have minimal effect on operations.

   Liquidity and Capital Resources

     The Company has had no material operations and as of November 30, 1999, the Company had no capital. The Company extended the $30,111.00 receivable from an affiliated from July 31, 1999 to December 10, 1999. The Company had liabilities of $109,176.00 as of November 30, 1999.

     The Company has no present outside source of liquidity. In the Event the Company determines that its present capital is not adequate for a future acquisition, the Company may arrange for outside financing and/or may do a public offering of private placement of its securities.

     The Company held a Special Stockholders Meeting November 30, 1999. Motions were approved at the Meeting to reverse split the Company's Common Stock 1 share 20 shares, from 9,948,324 to 497,416 shares. The authorized and par value remained the same. To change IGE's name to any other name and to change the state of incorporation to in other state. To acquire assets or stock of companies by issuing up to 9,500,000 shares of IGE Common, post split, Stock. To ratify the elections of the Directors and Officers. A majority of the Stock voted for the above and all motions were passed.

     The Company's operations are not effected by the Y2K problem.

                                  SIGNATURES



          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 10, 2000


                    I.G.E., INC.


          /s/ BOB ROYAL

          __________________
          Bob Royal, President
          and Chairman of the Board
          of Directors


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




Name                                     Titles           Date


/s/ BOB ROYAL
-------------
Bob Royal                    President, Chairman          January 10, 2000
                             of the Board of Directors
                             (Chief Executive Officer)

/s/ STEPHEN D. CHANSLOR
------------------------
Stephen D. Chanslor          Chief Financial Officer      January 10, 2000
                             Director