Form 10KSB
period 2000-02-29
LIFE PARTNERS HOLDINGS INC
filed 2000-06-02
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the fiscal year ended: February 29, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                         Commission File Number: 0-7900

                          LIFE PARTNERS HOLDINGS, INC.
                 (Name of small business issuer in its charter)

     Massachusetts                                               14-2488828
(State of incorporation)                                (I.R.S. Employer ID no.)

                                   6614 Sanger
                                Waco, Texas 76710
               (Address of Principal Executive Offices)(Zip Code)

          Issuer's telephone number, including area code: 254-751-9700

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.01 per share)
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues of issuer for year ended February 29, 2000:  $5,023,000

Aggregate market value of voting stock held by non-affiliates as of May 15, 2000: $52,752,100

Shares  of  Common Stock,  $.01  par  value,  outstanding  as  of  May 15, 2000:
10,000,000

DOCUMENTS INCORPORATED BY REFERENCE
The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

        STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB CONCERNING OUR BUSINESS PROSPECTS OR FUTURE FINANCIAL PERFORMANCE; ANTICIPATED REVENUES, EXPENSES, PROFITABILITY OR OTHER FINANCIAL ITEMS, GROWTH IN THE VIATICAL OR LIFE SETTLEMENT MARKETS OR OUR PROJECTED SALES IN SUCH MARKETS; DEVELOPMENTS IN INDUSTRY REGULATIONS AND THE APPLICATION OF SUCH REGULATIONS, AND OUR STRATEGIES, PLANS AND OBJECTIVES, TOGETHER WITH OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS, ARE FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. ALL OF THESE FORWARD LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVED A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB, PARTICULARLY IN THE SECTIONS ENTITLED "ITEM 1--BUSINESS--RISK FACTORS" AND
"ITEM--7--MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS". LIFE PARTNERS DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR UNCERTAINTIES AFTER THE DATE HEREOF OR REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I


Item 1.  Description of Business

The Company

        General. Life Partners Holdings, Inc. ("We", the "Company" or "Life Partners") is the parent company of Life Partners, Inc. ("LPI") and Extended Life Services, Inc. ("ELSI"). LPI is the oldest and one of the largest viatical settlement companies in the United States. To supplement LPI's viatical business, we acquired ELSI in January 2000 to engage in senior life settlement transactions, a strongly emerging market similar to our viatical settlement business.

        Our Viatical Settlement Business. LPI was incorporated in 1991 and has conducted business under the registered service mark "Life Partners" since 1992. To date, our revenues have been principally derived from fees for facilitating the purchase of viatical settlement contracts. A viatical settlement is the sale of a life insurance policy covering a person who is terminally ill. By selling the policy, the insured (a viator) receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the viator dies.

        As a leader in the viatical settlement industry for almost a decade, we match viators with viatical settlement purchasers. We facilitate these transactions by identifying, examining and purchasing viatical settlements as agent for the purchasers. LPI locates potential viators through a network of viatical brokers and through referrals and internet and print media advertising. Brokers are typically compensated based on a percentage of the face amount of a viator's policy, which is paid upon the closing of a settlement. We have long-term relationships with most of the country's viatical settlement brokers and believe that these brokers adhere to applicable regulatory requirements when conducting their business. In the fiscal year ended February 29, 2000, broker referrals accounted for 76% of our viatical settlement business, of which 38% was from one broker. We do not consider ourselves to be dependent on any single broker for referrals.

        Generally, purchasers are introduced to us through a network of financial planners, which we originate through referrals. Most of the financial planners have long-standing relationships with us. Although these financial planners can be compensated through fee-based consultations paid by the purchaser, most are compensated by us on the basis of the amount of funds placed by a purchaser. The compensation of financial planners may consist of cash paid on settlement, and in certain cases, through a stock option plan provided by us based on the volume of a financial planner's activity.

        To purchase a viatical settlement, a prospective purchaser first submits a purchaser application (available on our website), which contains name and address and background information. A purchaser will also submit an agency agreement and special power of attorney (also available on our website), which appoints us as a limited agent of the purchaser to act on his or her behalf in purchasing a viatical settlement. Unless specifically waived by a purchaser, the agency agreement limits our authority to policies issued by an insurance carrier having an A.M. Best rating of A- or better, to policies beyond their contestable period (generally two years or older), and to insureds diagnosed as terminally ill and having a probable life expectancy of 48 months or less. We issue each financial planner a user identification number and password which allows access to our restricted website containing lists of available policies and medical case histories (with the viator's name and other identifying information redacted). We also make available to each financial planner standard disclosures discussing the nature and risks of viatical settlement purchases. A purchaser can then, in consultation with his financial planner or other professionals available to them, select one or more policies, specify the portion of the policy or policies to be purchased (to diversify their positions, purchasers generally buy fractional interests in one or more policies and not an entire policy), and submit electronically or by fax a reservation form. At the same time, the purchaser mails or wires the acquisition price and mails or faxes a policy funding agreement to us. The policy funding agreement identifies the policy or policies to be purchased, the acquisition price, the administrative services provided, and the escrow arrangements for receipt and disbursement of funds. In essence, we act upon the instructions of the purchasers as their purchasing agent .

        For the protection of the viator's ownership interest and the purchaser's monetary interest, the viatical settlements are closed through an independent escrow agent, Sterling Trust Co. ("Sterling"), which is a wholly owned subsidiary of Matrix Bancorp, Inc. (Nasdaq NMS: MTXC). Sterling will close a purchase when it receives from purchasers executed policy funding agreements and the entire acquisition price for a policy, it verifies that the policy is in full force and effect and that no security interest has attached to the policy, and it receives from the viator a transfer of policy ownership acknowledged by the insurance company. Sterling then pays the viator the offer price (net of fees and costs). After the closing, we send confirmation of the transaction to the purchaser as well as a copy of the assignment documents.

        After closing the viatical settlement, we generally hold title to the policy as nominee for the purchaser. Responsibility for policy premium costs passes to the purchaser, who typically funds the premium costs through deposits with Sterling. A viator's personal information is protected by regulations promulgated by the Texas Department of Insurance. A purchaser will receive a copy of the policy and the transfer of ownership (which has the viator named as the insured), but will not receive viator contact information, which is available only to licensed viatical companies (like Life Partners). We maintain contact with viators and their health care providers through periodic telephone contact and mailings. We also check social security records on a monthly basis to determine a viator's status. We also notify purchasers in instances in which the premium escrow account has been exhausted so that the purchaser can replenish the account to keep the policy from lapsing.

        We pioneered the foregoing transaction design, which is used by most viatical settlement companies today. Since our formation, we have has assisted in viatical settlements totaling over $325 million in face amount of policies giving us a 30% market share of the estimated $1.25 billion viatical settlement market.

        The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for our fiscal years ended February 28, 1998 and 1999 and February 29, 2000:

                                         1998             1999            2000
                                         ----             ----            ----
Number of settlements                      152             187              138
Face value of policies (in `000's)     $18,996         $29,688          $20,030
Acquisition costs (in `000's)(1)       $13,566         $21,145          $14,507
Revenues derived (2)                   $ 1,289         $ 2,188          $ 2,254
---------------

(1) Acquisition costs include amounts paid to viators, the fees we have received and the fees paid to the escrow agent and to originating financial planners.
(2)     The revenues derived are exclusive of referring broker commissions.

        The Viatical Market and Competition. The market for viatical settlements started in the early 1990's with the beginning of the AIDS epidemic and rapidly grew to a market estimated at $1.2 billion in 1999.1 In recent years, the market has stabilized due to a number of factors. Factors moderating market growth include an increase in the life expectancy of persons living with AIDS due to improved medical treatments, changes in insurance policies that provide for pre-death cash benefits and the increase of government regulation with respect to viatical settlements.

        Despite these factors, we believe the viatical settlement market will continue to slowly increase due to a number of contravening factors. While newer medical treatments have improved the longevity and quality of life of some, the treatments appear to offer only incremental improvements and do not promise the ability to cure or suspend indefinitely the effects of the terminal illness. The decline in the rates of AIDS incidence appears to be slowing (18% between 1996 and 1997 and 11% between 1997 and 1998), which may suggest that the benefits of newer treatments have been largely realized. The number of people living with AIDS increased 10% between 1997 and 1998, as reported by the U.S. Department of Health and Human Services. Over 90% of the viatical settlements we facilitate are with viators afflicted with AIDS. We have responded to the effects of the newer medical treatments by adjusting our underwriting standards upwards and reducing the offer prices to viators.

        In response to the dramatic rise in viatical settlements, the insurance industry has responded with policy features offering various pre-death, cash benefits (sometimes called accelerated death benefits). While in some cases accelerated death benefits may compete with viatical settlements, we do not expect that the availability of accelerated death benefits to affect the viatical market significantly at this time. The availability of accelerated death benefits is generally more restricted than viatical settlements. For example, policies often limit such benefits to persons who have a life expectancy of less than one year, in contrast to viatical settlements that are usually available to persons with remaining life expectancies of up to four years. Viatical settlements generally offer viators greater amounts than they would receive under accelerated death benefit provisions. An insurance company's willingness to offer a competitive accelerated death benefit, and the amount of such benefit, may be affected by imputed policy lapse rates. The availability and amount of an accelerated death benefit negatively impacts lapse rates, which could increase policy rates. The competition for new policies limits policy rates and may, indirectly, limit the availability and amount of accelerated death benefits.

        The viatical market has been negatively affected by some companies using illegal or questionable business practices. In response to these abuses and the accompanying adverse publicity, government regulators - particularly state insurance regulators - have adopted regulations requiring the licensing of viatical brokers and settlement companies, mandated disclosures to viators or purchasers or both, and periodic reporting requirements, and setting forth prohibited business practices. We believe these regulations have generally had a positive effect on the industry and on our ability to compete in the viatical marketplace. We are licensed as a viatical company in the State of Texas and information about us is available through the Texas Department of Insurance.

        The foregoing developments have decreased the number of viatical settlement companies - both those purchasing for their own accounts and those, like us, who act as agents for our purchasers. Industry trade groups estimate the number of viatical companies purchasing for their own account or as agents for purchasers at about 50, and the number of viatical brokers at about 150. Most of these are companies or brokers with small operations and limited capital. We estimate that there are fewer than ten active companies with operations similar to ours. While we believe we are the largest viatical settlement company (based on face value of policies settled), the viatical market is active and we experience substantial competition for new viators and with respect to the prices we pay viators and referring financial planners, and the prices we set for the acquisition of policies. We believe the overall market for viatical settlements should maintain its estimated level of approximately $1.2 billion. In light of our experience in the market, our purchaser network and continued regulatory pressure within the industry (from which we benefit), we believe our market share for viatical settlements will remain steady at approximately $20 to $30 million in face amount per year.

        In sum, we believe the viatical market is nearly flat with limited growth potential. That is why we have made a major shift in corporate strategy focusing on the newly emerging senior life settlement business which is expected to experience explosive growth over the next ten years.

        Our New Senior Life Settlement Business. To supplement our viatical settlement operations, we entered the market for "senior life settlements" in 1997 under contract with ELSI. We later acquired ELSI as a wholly owned subsidiary to focus on this market which Conning & Co., an independent industry analyst, estimates to be in excess of $100 billion in face amount. On behalf of ELSI, we originated, reviewed and underwrote almost $600 million in face value of senior life settlements in 1997. In underwriting these policies, we quantified premium and life expectancy risks, but did not purchase any of the policies for our own account or assume any risk associated therewith. A senior life settlement differs from a viatical settlement in that the insured in a life settlement is not terminally ill, is 65 years of age or older, and has a life expectancy of ten years or more. Senior life settlements appeal to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. The settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed.

        Senior life settlements offer several benefits. The insured who sells the policy receives a cash settlement for a policy he or she believes is redundant and carries a benefit that he or she will never realize personally. A seller avoids the liability of future premiums and may realize a tax loss (if premiums paid exceed the cash settlement), which can be used to offset investment gains. Because the policy stays in effect rather than lapsing, the life insurance agent who sold the policy continues to receive compensation as premiums are paid. The agent may also be the originating settlement broker, who is compensated for the settlement. Further, the agent may earn additional compensation from the reinvestment of the seller's cash settlement in other insurance or investment products, such as annuities.

        Since sellers who participate in a senior life settlement have much longer life expectancies than viators (who are terminally ill), the amount paid to sellers is less than in a viatical settlement typically 5% to 25% of the policy face value. Policies accepted by us in senior life settlements must have a face value of at least $500,000. In determining the price we will offer a senior life seller, we will examine the policy terms to ensure enforceability and transferability and consider the type of policy (such as term, universal or variable life) and future premium payments. Our underwriting department will calculate the seller's remaining life expectancy, based on his or her age and sex and whether the seller uses tobacco products. In order to insure a high degree of accuracy, we have engaged the services of a consulting actuary to review our underwriting procedures.

        We use a network of referring insurance, legal and financial professionals to originate potential sellers. We have created this network through direct contact with managing general insurance agents as well as other insurance and financial professional contacts as well as by word-of-mouth contacts. We also use print media advertising and our internet website.

        Since senior life settlements are long-term investments (typically averaging 8-10 years), the predominant purchasers of senior life settlements are institutional investors seeking long-term, portfolio diversity. These settlements represent an investment alternative since their yields are not dependent upon the domestic and global debt markets or interest rate fluctuations. For this reason, we established a division dedicated exclusively to attracting and interacting with large financial institutions. Our institutional division is managed by an executive experienced in the capital markets. Our Institutional Funding Division will place our anticipated capacity in excess of four billion dollars in face amount per year with other institutional investors through direct purchases and/or securitizations of bond portfolios.

        In May 2000, we entered into an acquisition agreement through an intermediary for one of the top ten world banks. Under this agreement, ELSI will originate, underwrite and process for purchase by the institution up to one billion dollars in face amount of senior settlements per calendar quarter for five years with a five year renewal option.

        While the institution does not have the obligation to purchase, but rather has a first right of refusal to purchase such policies processed by ELSI, we believe the institution intends to purchase the full amount of senior life settlements as provided for in the contract. To our knowledge, this is the largest such purchasing agreement ever entered into in the senior life settlement industry to date.

        As stated in our press release dated May 3, 2000, we believe it may take us six to nine months to reach the desired consistent level of one billion dollars in face amount of senior life settlement policies per calendar quarter.

        As of this date, ELSI is receiving senior life settlement applications totaling approximately ten million dollars per day in face amount of policies and we expect this amount to increase. However, many of these policies may not pass our underwriting standards for one reason or another. Therefore, our ability to reach a goal of one billion dollars of face value of policies is dependent upon the ratio of policies presented to those which pass our underwriting standards, the ratio of sellers which accept our offer price and the ratio of policies ultimately accepted for purchase by the institution.

        Should the institution decline to purchase any senior life settlement policy presented by ELSI, ELSI is free to present the policy to any other purchaser. Further, the institution has agreed never to purchase any policy it has declined under our agreement. The institution has five working days to accept or decline any policy submitted to it by ELSI under the agreement.

        The procedures we use to facilitate senior life settlements are substantially similar to the procedures we use in viatical settlements. Sterling Trust acts as escrow agent and confirms receipt of the acquisition funds and all necessary agreements and authorizations, and verifies that the policy is fully paid and that no security interest has attached. When Sterling Trust has completed these tasks, it distributes funds to the seller and to us and sends a purchase confirmation to the purchaser. Unlike with viatical settlements, the purchasing institutions generally hold title to the policies and perform all post-sale services, such as the payment of premiums and mortality tracking. We can perform post-sale services upon request.

        The Senior Life Market and Competition. The market for senior life settlements is new, first appearing in 1997. Despite is newness, Conning & Co., an independent industry analyst, has estimated the total face amount of senior life settlements purchased in 1998 at $0.5 billion and the potential market for senior life settlements at over $100 billion. The attraction for senior life brokers and settlement companies lies in the potential size of the market. The market is expected to grow given predicted increases in the aging population and their greater economic wealth.

        Most of the senior life settlement purchases are presently conducted by fewer than ten companies. Of these, one is a subsidiary of a large financial institution and has ready access to capital. We are dependent upon outside sources of capital for growth in this market. The loss of an institutional purchaser could significantly affect our ability to compete in this market.

        Other factors may influence the growth of the senior life market. To meet the needs of institutional purchasers and the need for substantial amounts of capital to service the market, settlement companies may need to reduce the risks of senior life settlements, especially those associated with "life extension" risks. One way to reduce this risk is to reinsure the life extension risks. Other companies have explored reinsurance possibilities for senior life settlements. If viable reinsurance programs evolve to reduce life expectancy risk, we expect to see other senior life settlement companies securitizing blocks of senior life settlements, which should increase capital availability and assist in the development of the senior life market in general, but will also potentially increase competition.

Industry Regulation and Taxation

        General. When the viatical market first arose, it was sparsely regulated. Due in part to abuses within the industry, which were well-publicized, both the Federal government and various states moved to regulate the market in the in the mid-1990's. The regulations generally took two forms. One sought to apply consumer protection-type regulations to the market. This application was designed to protect both viators and purchasers. Another sought to apply securities regulations to the market, which was designed to protect purchasers. Various states have also used their insurance regulations to attack instances of insurance fraud within the industry.

        Consumer Protection Licensing. The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (NAIC). At least 29 states have now adopted some version of this model law or another form of regulation governing viatical settlement companies in some way. These laws generally require the licensing of viatical providers and brokers, requires the filing and approval of viatical settlement agreements and disclosure statements, and describes the content of disclosures that must be made to potential viators, describes various periodic reporting requirements for viatical settlement companies and prohibits certain business practices deemed to be abusive.

        Licensing in Texas. We are licensed by the Texas Department of Insurance. Under the Texas requirements, we must file our transaction documents with the state for approval, make certain disclosures to viators, offer a 15 day right of rescission to the viator, file certain annual reports with the state, and prohibits unfair business practices. Because all of our transactions occur in Texas, the Department of Insurance has jurisdiction to investigate complaints from any viator, irrespective of the state in which that viator lives.

        In 1999, Texas became the first state to regulate life settlements as well as viatical settlements. The Texas regulatory scheme for life settlements is similar to the regulatory scheme applicable to viatical settlements. It requires licensing of providers and brokers, implements various reporting requirements and mandates required disclosures. Although the regulations have not yet been implemented, we will also be licensed as a life settlement company as soon the regulations take effect.

        Securities Regulations. Despite the apparent success of consumer protection-type laws in regulating the viatical industry, some states and the Securities and Exchange Commission have attempted to treat viatical settlements as securities under Federal or state securities laws. How viatical settlements will be regulated as securities and the effect of such regulation on the market is uncertain. Such regulation will not affect senior life settlements involving institutional purchasers. In 1994, we were sued by the SEC, which asserted that we were violating Federal securities laws by selling interests in life insurance policies. In 1996, we received a favorable decision from the U.S. Court of Appeals for the District of Columbia, which ruled that our sales were not securities under the Federal securities laws. The SEC's request for rehearing was denied, and the SEC did not appeal the decision to the U.S Supreme Court and the SEC's case was dismissed with prejudice in 1997. In early 1999, the California Department of Securities issued a cease and desist order against us based on similar assertions. However, at our challenge, the order was immediately lifted and we continue to facilitate viatical settlements with purchasers residing in California.

        Five states - Iowa, Maine, North and South Dakota and Virginia - have amended their securities laws to define viatical settlements as securities. Some other states have asserted that viatical settlements are securities and announced their intention to regulate the offer and sale viatical settlements.

        We believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry. The wide-spread application of securities laws would, as a practical matter, prevent us and other viatical settlement companies from marketing settlements with little or no benefit to purchasers. Currently, the vast majority of purchasers are sophisticated individuals who have little need for the protections afforded by the securities laws. At this point, the possible application of such laws has not had an adverse, material effect on our business nor do we expect any such adverse impact in the future primarily due to our redirected emphasis on the senior life settlement market.

        Insurance Regulation. As a senior life settlement company and as a viatical settlement company, we facilitate the transfer of ownership in life insurance policies, but do not participate in the issuance of policies. We are not required to be licensed as an insurance company or an insurance professional. We do, however, deal with insurance companies and professionals in our business and are indirectly affected by the regulations covering them. The insurance industry is highly regulated, and these regulations affect us in numerous ways. We must understand the regulations as they apply to policy terms and provisions and the entitlement to, and collectibility of, policy benefits. We rely upon the protections against fraudulent conduct that these regulations offer and we rely upon the licensing of companies and individuals with whom we do business.

        Taxation. In 1996, Congress passed the Health Insurance Portability and Accountability Act. This act exempts from taxation proceeds received in a viatical settlement paid to terminally ill viators (those having a life expectancy of 24 months or less) and chronically ill viators (those who are incapable of at least two daily-living activities, such as eating and bathing, and require supervision). The tax exemption applies only if the viatical settlement company is licensed in the state in which the viator resides, or if the viator resides in a state that does not license viatical companies, if the viatical company can certify that it complies with the model act provisions. Because we are licensed in Texas, we believe that, under 1996 act, viators will not be subject to federal income tax from viatical settlements which we facilitate. Since most states follow the Federal income tax definitions, the receipt of settlement proceeds is generally exempt for state income tax purposes also.

        The act does not exempt the receipt of senior life settlement proceeds. Senior life settlement proceeds would typically be taxed as capital gains to the extent that the proceeds exceed the cash surrender value of the insurance policy. If the cash surrender value exceeds the total premiums paid, the excess is taxed as ordinary income. In many instances, the total premiums paid will exceed the settlement amount, allowing the seller to realize a capital loss for the difference.

Employees

        As of February 29, 2000,  we had 26 direct  employees,  none of whom are represented by a labor union, as well as over 1,000 licensees who act as independent contractors. We continuously review benefits and other matters of interest to its employees and consider our employee relations to be satisfactory.

More about Life Partners

        Life Partners is the successor name to IGE, Inc., a publicly held, Massachusetts corporation that was formed in 1971, but had been dormant and without operations since 1985. On January 21, 2000, IGE, Inc. acquired LPI in a share exchange and its name was then changed to Life Partners. Prior to January 21, 2000, we were a privately-held corporation. Our executive offices are located at 6614 Sanger, Waco, Texas 76710 and our telephone number is 254-751-9700. Our websites are www.lifepartnersinc.com, www.lpi-investments.com
                               -----------------------   -----------------------
and www.lphiseniorsettlements.com
---------------------------------

RISK FACTORS

        Please remember to be cautious in reading forward-looking statements.

Important Factors regarding Forward-Looking Statements.

        IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB AND IN THE DOCUMENTS WE ARE INCORPORATING BY REFERENCE, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING LIFE PARTNERS AND OUR BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION. THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB.

We Are Operating in Markets That May Change Dramatically

        We are operating in the viatical and senior life settlement markets. The viatical settlement market is just over a decade old. While the market saw tremendous growth in its initial years, the market growth in recent years has moderated and future market growth we consider to be flat.

        The senior life settlement market is less than three years old and is just now beginning to rapidly expand. How and to what extent it will develop is uncertain. While the potential market is estimated at over $100 billion, our ability to originate, underwrite and place senior life settlements has yet to be tested in large numbers. The development of the senior life settlement market will depend heavily upon the entry of institutional purchasers. Whether we can attract institutional purchasers will depend on our ability to convince these purchasers that we can originate sufficient numbers of sellers and that our pricing practices are sound. The market may also depend on the ability of purchasers to insure against "extended life" risks (the risk that sellers will live longer than predicted). The ability to insure against extended life risks is still undeveloped at this time.

        While we are among the most experienced and largest companies within these markets, our prospects must be considered in light of the risks, expenses and difficulties encountered by those attempting to operate in rapidly evolving markets. We cannot assure you that we will be successful in addressing the risks we face. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our Operating Results in One or More Future Periods Are Likely To Fluctuate and May Fail To Meet Expectations.

        Our operating results in the viatical market have fluctuated in the past and may fluctuate significantly in the future depending on purchaser demand for viatical settlements. Our operating results in the senior life settlement market may fluctuate significantly depending on our ability to develop this new market. As a result of these or other factors, our operating results may, in some future period, fall below market expectations. In such event, the market price of our securities might fall. Moreover, fluctuations in our viatical operating results may also result in volatility in the market price of our securities.

Our Success Depends on Maintaining Relationships Within Our Referral Networks

        In the viatical market, we rely primarily upon brokers to refer potential viators to us and upon financial planners to refer viatical purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with the brokers or financial planners and they are free to do business with our competitors. In addition, the pool of viatical brokers and referring financial planners is relatively small, which can increase our reliance on our existing relationships.

        In the senior life market, we rely primarily on insurance professionals to refer potential sellers to us. These professional are typically compensated by us upon closing. Our ability to maintain these relationships will depend upon our closing rates and the level of compensation we pay to the referring professional. The compensation paid to the referring professional will affect the offer price to the seller and the compensation we receive. We must balance these interests successfully to build our referring network and attain greater profitability.

Our Success in the Senior Life Settlement Market Depends on Institutional Sources of Capital

        We entered the senior life market at its inception in 1997 under contract for ELSI. On behalf of ELSI, we originated, reviewed and underwrote almost $600 million in face value of senior life settlements in 1997. In underwriting these policies, we quantified premium and life expectancy risks, but did not purchase any of the policies for our own account or assumed any risk associated therewith.

        In May 2000, we announced an agreement with the representative of a large financial institution, which gives the institution, through its representative, a five-day, right of first refusal to examine and acquire the senior life settlements we originate. The agreement provides for a volume of up to $1.0 billion of policy face amount per calendar quarter. While this agreement is significant to our expansion into the senior life settlements market, it carries certain risks for us. The institution is not required to purchase any senior life settlements from us. To the extent the institution does not purchase senior life settlements we originate, our development of this market will be slowed and our financial results could be adversely affected.

We Must Expand Our Senior Life Referral Network

        An impediment to our expansion in the senior life settlement market could be the difficulty in identifying a large volume of potential sellers.

These sellers are typically affluent persons over the age of 70 and not terminally or chronically ill. The target market is relatively narrow and advertising methods such as direct mailings or print media advertising are not likely to be cost-effective. We believe the best way to reach this market is generally through life insurance professionals and, to a lesser extent, through professionals engaged in estate planning, such as attorneys, accountants and financial planners. Our business plan focuses on insurance professionals and we intend to rapidly expand our referring network of insurance professionals to build our senior life market. We are expanding our network through direct solicitation, calls to managing general insurance agents, and by word-of-mouth contacts. To a lesser extent, we are also using advertising in estate planning trade publications and our internet website. This is a new market and building our referral network will depend on our ability to educate insurance professionals about the benefits of senior life settlements to potential sellers and to the professionals themselves. While we believe we have been successful in publicizing the benefits of viatical settlements, we cannot assure you that our past successes will carry over into this new market. Our business, financial condition and results of operations could be materially adversely affected to the extent we fail to expand the referral network.

We Depend on Growth in the Senior Life Settlement Market

        We believe the viatical market is firm and will provide a stable base for our operations. Our growth, however, will depend on growth in the senior life settlement market. The senior life market is new and its growth uncertain. The senior life market may fail to grow due to a variety of factors, including:

        o   the inability to locate sufficient numbers of senior life sellers;

        o the inability to convince potential sellers of the benefits of senior life settlements;

        o   the inability to attract institutional purchasers;

        o   the  failure  to  develop   adequate   financial   risk   management
            mechanisms, such as reinsurance or hedging arrangements, to mitigate "life extension" risks,

        o   competition  from  life  insurance  companies   offering  comparable
            products;

        o the occurrence of illegal or abusive business practices resulting in negative publicity about the market; and

        o   the adoption of burdensome governmental regulation.

        In addition, the senior life market may evolve in ways we have not anticipated and we may be unable to respond in a timely or cost-effective manner. If the senior life market fails to grow, or fails to grow as quickly as we have anticipated, our business, financial condition and results of operations would be materially adversely affected.

Our Purchasers Depend on Our Abilities To Predict Life Expectancies; If We Are Not Accurate, We Will Lose Purchasers; We Must Purchase in Large Numbers

        A purchaser's investment return from a senior life settlement depends primarily on the demise of the insured. We price settlements based on the anticipated life expectancy of an insured. Life expectancies are determined from actuarial data based on the historical experiences of similarly situated persons. The data is necessarily based on averages involving the laws of large numbers and it is impossible to predict any one insured's life expectancy exactly. To mitigate the risk that an insured will outlive his or her predicted life expectancy, purchasers must have the potential to buy senior life settlements in large numbers.

        If we underestimate the average life expectancies, our purchasers will not realize the returns they seek and will invest their funds elsewhere. Our ability to accurately predict life expectancies is affected by a number of factors, including:

        o the accuracy of our actuarial and other historical data, which must sufficiently account for factors including an insured's age, medical condition, life habits (such as smoking), and geographic location;

        o our ability to anticipate and adjust for trends, such as advances in medical treatments, that affect life expectancy data; and

        o our ability to balance competing interests when pricing settlements, such as the amounts paid to viators or senior life sellers, the acquisition costs paid by purchasers, and the compensation paid to ourselves and our referral networks.

        To foster the integrity of our pricing systems, we use both in-house and outside experts, including a medical doctor and an actuary. We cannot assure you that, despite our experience in settlement pricing, we will not err in underestimating average life expectancies. If we do so, we could lose purchasers and the loss of purchasers could have a material adverse effect on our business, financial condition and results of operations.

The Senior Life Settlement Market Could Become Extremely Competitive and We May Not Be Able To Compete Effectively In The Future

        We face limited competition in the senior life settlement market at this time. One of our competitors, Viaticus, is a subsidiary of CNA Financial Corp., one of the nation's largest insurance companies. As a subsidiary of CNA, Viaticus has internal sources of funding for the purchase of settlements and market development, and access to the CNA network of insurance professionals. Our ability to compete successfully in the market will depend greatly on our abilities to build our referral network and to secure a low cost of funds. As a result, present and future competitors may be able to develop and expand their referral networks quickly, secure lower cost funding sources, or may be able to take advantage of other opportunities more readily than we can. If we are unable to compete successfully in the senior life settlement market, we will not realize the growth we expect from this market.

Government Regulation Could Negatively Impact Our Business

        We are licensed in the State of Texas as a viatical settlement company and, when proposed Texas regulations are adopted, will be licensed as a senior life settlement company. The Texas licensing laws and regulations are based in part on a model law and regulations promulgated by the National Association of Insurance Commissioners. At least 28 other states have now adopted some version of this model law or another form of regulation governing viatical settlement companies in some way. These laws generally require the licensing of viatical providers and brokers, requires the filing and approval of viatical settlement agreements and disclosure statements, and describes the content of disclosures that must be made to potential viators, describes various periodic reporting requirements for viatical settlement companies and prohibits certain business practices deemed to be abusive. The Federal Securities and Exchange Commission and certain states have also attempted to regulate the industry through the application of Federal and state securities laws. In a suit filed against us, the SEC's attempts to apply the securities laws were rebuffed by the U.S. Court of Appeals for the District of Columbia, which ruled that our transactions were not securities under the Federal securities laws. Based on this ruling, the SEC has discontinued any further attempts to apply the Federal securities laws to viatical settlements as transacted by us. The Court of Appeals decision was based on federal law and, while persuasive authority, is not binding upon the states. Several states have indicated that they may apply their securities laws to include viatical settlements. To our knowledge, no state has yet attempted to apply its securities laws to senior life settlements, but such application is possible and could occur in the future. While we welcome reasonable regulation of the viatical and senior life markets and believe that such regulation will benefit these markets, state attempts to regulate these markets through application of their securities laws may adversely affect the markets. We cannot assure you that we will not encounter regulatory difficulties in the future, some of which could have a material adverse effect on our business. In addition, government regulation could affect our referral networks or settlement purchasers, which could in turn have a material adverse effect on our business.

We Depend upon Certain Key People

        Our success depends to a significant degree upon the continued contributions of Mr. Brian D. Pardo, our Chairman and Chief Executive Officer. Mr. Pardo founded Life Partners and has guided its development. His involvement in the viatical market has greatly influenced the development of that market. The loss of his services could have a material adverse effect on us. We have no employment agreement with Mr. Pardo, and we have no key man life insurance on him. Our success will also depend on the other members of our senior management team and our technical and marketing personnel. The loss of key personnel, or the inability to attract additional, qualified personnel, could have a material adverse effect upon our results of operations, our ability to price settlement offers accurately and our ability to expand our referral network.

Our Chairman and Chief Executive Officer Beneficially Owns 83% of Our Common Stock and, as a Result, Can Exercise Significant Influence Over Our Company

        Mr. Brian D. Pardo, our Chairman and Chief Executive Officer, beneficially owns approximately 83% of our common stock. He will be able to control most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Life Partners, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Our Stock Is Currently Thinly Traded and the Stock Price May Be Volatile

        Our common stock is traded on the Nasdaq OTC Bulletin Board, which is a quotation service facilitating trades in over-the-counter equity securities. The OTC Bulletin Board is generally the market for any security that is not listed or traded on Nasdaq or a national securities exchange. The OTC Bulletin Board does not provide the same qualitative standards available with Nasdaq or the national securities exchanges, order execution is manually processed, and as a result the trading and pricing of these securities is not as efficient as Nasdaq or the national securities exchanges. Our share price during the last 90 days has generally been over $20 per share, giving us a market capitalization of over $200 million. Our total share volume for April 2000 was less than 16,000 shares. The trading volumes are thin, therefore the market presently offers shareholders little or no apparent liquidity.

        Our share prices may be volatile due to actual or anticipated variations in our quarterly operating results, positive or negative developments within the industry or the general economy, and positive or negative announcements regarding material developments in our business. We cannot assure you that the market for our shares will be sufficient to permit you to sell our shares when you want at the prices you want.

Item 2.  Description of Properties

        Our corporate offices are located at 6614 Sanger Ave., Waco, Texas where we have been located for almost ten years. We have a two-year lease agreement on the property at 6614 Sanger Ave. that expires on December 31, 2000. We pay $9,835 per month for the lease on the 13,844 square feet office building.

        We have contracted to purchase an existing office building, located at 204 Woodhew in Waco, Texas, to house our new corporate offices. A tentative closing date has been set for June 15, 2000. The contract is for the purchase of
1.068 acres with a 12,012 square foot office building built in 1986. The contracted price for the land and improvements is $800,000. The financing for the property has been approved by Bank of America. The terms of the loan provides for a loan to value ratio of 80% at a 9.25% fixed interest rate with a full amortization period of 15 years.

Item 3.  Legal Proceedings

        We are engaged from time to time in various legal actions and administrative proceedings incident to the nature of our business. We believe that none of the litigation or proceedings will have a material effect, individually or in the aggregate, on our consolidated financial position or results of operations.

Item 4.  Submission of Matters To a Vote of Security Holders

        On January 19, 2000 the Share Exchange Plan by which IGE, Inc. acquired Life Partners, Inc. was submitted to and approved by the shareholders of IGE, Inc. At that meeting, 9,948,324 shares voted in favor of the share exchange and 100 shares abstained. There were no votes against the proposed share exchange.

                                     PART II

Item 5.  Market for Our Common Stock and Related Stockholder Matters

        Market  Information.  On May 18,  2000,  there  were  approximately  700 shareholders of record of our Common Stock. We believe that there are approximately 2,500 beneficial owners of shares of our common stock who hold in street name through brokers. After our share exchange transaction on January 21, 2000, with our predecessor, I.G.E., Inc., our common stock began trading on the Nasdaq OTC Bulletin Board under the symbol "LPHI". Prior to January 21, 2000, the I.G.E. common stock was listed on the Nasdaq OTC Bulletin Board under the symbol "IGEE". I.G.E. was a "blank check" company with no operating business and no income from operations. Prior to January 21, 2000, the I.G.E. common stock traded, if at all, at nominal volumes and values, and we have not presented market information for the prior periods believing such information is not meaningful.

        The following table sets forth the high and low closing bid prices per share of our common stock for each full quarterly period during the two most recent fiscal years as reported by the Nasdaq OTC Bulletin Board. Bid prices for the Nasdaq OTC Bulletin Board reflect inter-dealer prices, do not include retail mark-ups, mark-downs and commissions, and do not necessarily reflect actual transactions.

                                           Fiscal Year Ended
                                           February 29, 2000
                                     ------------------------------
                                         High             Low
                                     --------------  --------------
        Fourth quarter (from           $32.00              $0
        January 21, 2000)

        On May 18, 2000, the last reported sale price of our common stock on the Nasdaq OTC Bulletin Board was $25 per share.

        Dividends. The Company has never declared a cash dividend with respect to its Common Stock and intends to retain future earnings to support the Company's growth. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

Item 6.  Management's Discussion and Analysis or plan of Operation

        Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

        The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

Comparison Of Years Ended February 29, 2000 And February 28, 1999

        The Company reported net income of $103,020 for the year ended February 29, 2000, as compared to net income of $2,752 for the year ended February 28, 1999. This increase in net income is attributable primarily to the following factors: (1) a 15% increase in the average revenues per settlement, (2) a 6%
decrease in general and administrative costs offset in part by (3) a 26% decrease the number of cases settled.

        Revenues - Revenues decreased by $918,301 or 15% in 2000 as compared with 1999. This decrease was due primarily due to a 26% decrease in the number of settlements offset in part by a 15% increase in the average revenue per settlement from $31,774 in 1999 to $36,401 in 2000. The decrease in the number of settlements was due to management's efforts to be more selective in the cases it selected for settlement.

        Brokerage Fees - Brokerage fees decreased 43% or $983,830 from $3,753,643 in 1999 to $2,769,813 in 2000. This decrease is due to a 26% decrease in the number of settlements. Brokerage fees per settlement remained constant at $20,073 during the two years ended February 29, 2000

        General and Administrative Expenses - General and Administrative expenses decreased by 6% or $129,164 from $2,311,122 in 1999 to $2,181,958 in
2000. This decrease was due in primarily to reductions in the medical review costs combined with management's efforts to reduce other general and administrative costs.

        Interest and Other Income - Interest and other income decreased 24% or $41,099 from $171,825 in 1999 to $130,726 in 2000. This decrease was due primarily to a reduction in the time funds are held in escrow by Sterling Trust prior to their being disbursed.

        Interest Expense - Interest Expense decrease by 38% or $6,983 from $18,375 in 1999 to $11,392 in 2000. This decrease was due to the repayment of the Company's interest bearing debt in 2000.

        Income Taxes - Income tax expense increased by $60,260 from $1,620 in 1999 to $61,880 in 2000. This increase is proportionate to the increase in net income before income taxes in 2000 as compared to 1999.

Liquidity And Capital Resources

        Operating Activities

        Net cash flows used in operating activities for the fiscal year ended February 29, 2000 was $15,838 compared with net cash flows provided by operating activities of $56,954 for the fiscal year ended February 28, 1999. This decrease in cash flows from operating activities was attributable primarily to the following factors: (1) a reduction in accrued liabilities of $456,809 offset in part by (2) net income of $103,020 and (2) a decrease in accounts receivable of $188,242.

        The Company's strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses.

Capital Requirements And Resources

        At February 29, 2000 the Company had a working capital deficit of $115,156. Management anticipates that continued profitable operations will result in an improved working capital position. Management believes that it can achieve sufficient working capital though operations and will not need to borrow funds or obtain additional capital contributions to achieve this goal.

        The Company anticipates acquiring land and an office building for $800,000. It has obtained a commitment from Bank of America to finance $640,000 of this acquisition with the balance of $160,000 coming from operating cash flows.

ITEM 7.  Financial Statements and Supplementary Data

        The Company's audited financial statements, together with the report of auditors, are included in the report after the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.


                                    PART III

Item 9.  Directors,  Executive   Officers,   Promoters  and   Control   Persons;
Compliance With Section 16(a) of the Exchange Act

        The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 10.  Executive Compensation

        The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Security Ownership Of Certain Beneficial Owners And Management

        The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Certain Relationships And Related Transactions

        The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit No. 10.2 is a management contract or compensatory plans or arrangements.

                                  EXHIBIT INDEX
                             DESCRIPTION OF EXHIBIT

         Number                    Description
         ------                    -----------
           2.1      Share  Exchange  agreement  between  I.G.E., Inc.  and  Life
                    Partners, Inc. dated January 18, 2000
           3.1      Articles of Organization, dated May 20, 1971
           3.1(a)   Articles of Amendment, Dated January 20, 2000
           3.2      Bylaws
          10.1      LPHI Omnibus Equity Compensation Plan
          21        Subsidiaries of the Issuer
          27.1      Financial Data Schedule

(b) Reports on Form 8-K:

        We filed the following Form 8-K's during the quarter ended February 29, 2000:
1. A Form 8-K dated January 21, 2000, reporting a share exchange between Life Partners, Inc. and I.G.E., Inc., effective January 19, 2000, in which Life Partners became a wholly-owned subsidiary of I.G.E. and I.G.E. changed its name to Life Partners Holdings, Inc. (the Issuer).

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 30, 2000                            Life Partners Holdings, Inc.

                                        By:  /s/ Brian D. Pardo
                                             -----------------------------------
                                             Brian D. Pardo
                                             President and Chief Executive
                                               Officer


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Name                          Title                         Date


/s/ Brian D. Pardo              President, Principal          May 30, 2000
------------------------
                                Executive Officer, and
                                Director


/s/ Jacquelyn Davis             Treasurer                     May 30, 2000
------------------------




/s/ R. Scott Peden              Corporate Clerk               May 30, 2000
------------------------
                                (Secretary), Director

                          LIFE PARTNERS HOLDINGS, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                          YEARS ENDED FEBRUARY 29, 2000
                              AND FEBRUARY 28, 1999

                                   TABLE OF CONTENTS




INDEPENDENT AUDITORS' REPORT
   ON FINANCIAL STATEMENTS....................................................1

FINANCIAL STATEMENTS

   Consolidated Balance Sheet...............................................2-3

   Consolidated Statements of Income..........................................4

   Consolidated Statements of Stockholders' Deficit.........................5-6

   Consolidated Statements of Cash Flows......................................7

   Notes to Consolidated Financial Statements..............................8-12

                             Independent Auditors' Report
                             ----------------------------


To the Board of Directors
Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheet of LIFE PARTNERS HOLDINGS, INC. as of February 29, 2000, and the related consolidated statements of income, stockholders' deficit, and cash flows for the years ended February 29, 2000 and February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Partners Holdings, Inc. as of February 29, 2000, and the results of its operations and its cash flows for the years ended February 29, 2000 and February 28, 1999, in conformity with generally accepted accounting principles.



/s/Gray & Northcutt, Inc.
April 26, 2000

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                               FEBRUARY 29, 2000
                                  PAGE 1 of 2


                                     ASSETS

Cash                                                                  115,775
Accounts receivable due from employees                                 17,233
Current portion - long-term notes receivable                            3,419
Prepaid expenses                                                        5,167
                                                                  ------------
     Total current assets                                             141,594
                                                                  ------------

Machinery and equipment                                                39,460
Transportation equipment                                              173,775
                                                                  ------------
                                                                      213,235
Accumulated depreciation                                             (119,076)
                                                                  ------------
                                                                       94,159
                                                                  ------------


Notes receivable, net of current portion, shown above,
     and allowance for bad debt of $40,798                             15,631
Other                                                                   7,429
                                                                  ------------
                                                                       23,060
                                                                  ------------

                                                                      258,813
                                                                  ============

   The accompanying notes are an integral part of these financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                               FEBRUARY 29, 2000
                                   PAGE 2 of 2


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                     67,385
  Due to related party                                                 12,861
  Income tax payable                                                   63,500
  Accrued liabilities                                                 113,004
                                                                  ------------
        Total current liabilities                                     256,750
                                                                  ------------
Contingencies                                                               -
                                                                  ------------

Stockholders' Deficit:

  Common stock, $0.01 par value, 10,000,000 shares
     authorized; 10,000,000 shares issued and
     outstanding                                                      100,000
  Additional paid-in capital                                        4,705,817
  Accumulated deficit                                              (4,803,754)
  Less:  Treasury stock - 1,842,228 shares                                  -
                                                                  ------------
        Total Stockholders' Deficit                                     2,063
                                                                  ------------

        Total Liabilities and Stockholders' Deficit                   258,813
                                                                  ============

The accompanying notes are an integral part of these financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



                                                      2000              1999
                                                  ------------      ------------

REVENUES                                          $ 5,023,389       $ 5,941,690

BROKERAGE FEES                                      2,769,813         3,753,643
                                                  ------------      ------------

REVENUES, NET OF BROKERAGE FEES                     2,253,576         2,188,047
                                                  ------------      ------------

OPERATING AND ADMINISTRATIVE EXPENSES:
     General and administrative                     2,181,958         2,311,122
     Depreciation                                      26,052            26,003
                                                  ------------      ------------

                                                    2,208,010         2,337,125
                                                  ------------      ------------

INCOME (LOSS) FROM OPERATIONS                          45,566          (149,078)
                                                  ------------      ------------

OTHER INCOME (EXPENSES):
     Interest and other income                        130,726           171,825
     Interest expense                                 (11,392)          (18,375)
                                                  -------------     ------------

                                                      119,334           153,450
                                                  -------------     ------------

INCOME BEFORE INCOME TAXES                            164,900             4,372
                                                  -------------     ------------

INCOME TAXES
     Current tax expense                               61,880             1,620
                                                  -------------     ------------

                                                       61,880             1,620
                                                  -------------     ------------

NET INCOME                                        $   103,020       $     2,752
                                                  =============     ============

PER SHARE EARNINGS OF
     COMMON STOCK AMOUNTS                         $       .01       $       .00
                                                  =============     ============
AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                  9,938,033         9,930,000
                                                  =============     ============




   The accompanying notes are an integral part of these financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                  PAGE 1 OF 2

                                                        2000            1999
                                                    ------------     ----------

Cash Flows from Operating Activities:
  Net income                                            103,020           2752
  Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities -
        Depreciation                                     26,052         26,003
        Consulting fees paid with treasury stock          2,500              -
        (Increase) Decrease in
           accounts receivable                          188,242         86,181
        (Increase) Decrease in prepaid insurance         (1,149)           701
        (Increase) Decrease in other assets                 424         (2,351)
        Increase (Decrease) in accounts payable          60,002        (16,793)
        Increase (Decrease) in income taxes payable      61,880        (19,355)
        (Decrease) in accrued liabilities              (456,809)       (20,184)
                                                      ----------     ----------

     Net cash provided by (used in)
        operating activities                            (15,838)        56,954
                                                      ----------     ----------

Cash Flows from Investing Activities:
  Purchases of property and equipment                   (15,331)       (14,293)
                                                      ----------     ----------

     Net cash used in investing activities              (15,331)       (14,293)
                                                      ----------     ----------

Cash Flows from Financing Activities:
  Payments on notes payable                             (24,207)       (15,130)
                                                      ----------     ----------

     Net cash used in financing activities              (24,207)       (15,130)
                                                      ----------     ----------

Net Increase (Decrease) in Cash and Cash Equivalent     (55,376)        27,531

Cash and Cash Equivalents,
Beginning of Year                                       171,151        143,620
                                                      ----------     ----------

Cash and Cash Equivalents,
End of Year                                             115,775        171,151
                                                      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                  PAGE 2 OF 2

                                                        2000            1999
                                                    ------------     ----------

Supplemental Disclosures of Cash Flow Information:
  Interest, net of capitalized amounts                   11,392         18,375
                                                    ============     ==========

  Income taxes                                                0              0
                                                    ============     ==========


Supplemental Disclosure of Non-Cash Transactions:
  During November 1999, LPI converted a note payable due to a corporation of $350,000 and the related accrued interest totaling $52,063 to 70,000 shares of common stock, resulting in additional paid-in capital of $401,363.

During  January 2000,  the Company  sold 907,772 shares  of  treasury stock  for
  $9,078 in notes receivable. Also, in January 2000, the Company gave 250,000 shares of treasury stock to consultatnts for services rended. This transaction was valued at $2,500 for financial reporting purposes.









   The accompanying notes are an integral part of these financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
          FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                              Common Stock
                                       -----------------------------
                                          Number        $0.010       Additional                        Total
                                            of            par          Paid-In      Accumulated    Stockholders'
                                          Shares       Value (1)     Capital (1)      Deficit         Equity
                                       -------------------------------------------------------------------------

Balanace, February 28, 1998
  as previously reported                 9,948,324     $ 99,483      $4,213,168    $(4,381,540)       (68,889)

Adjustment for reverse stock split      (9,448,324)     (94,483)         94,483              -              -

Adjustment in connection with
  reverse merger                         9,430,000       94,300         (14,775)      (527,986)      (448,461)
                                       -------------------------------------------------------------------------

Balance, February 28, 1998               9,930,000       99,300       4,292,876     (4,909,526)      (517,350)

Net income for the
  year ended
  February 28, 1999                              -            -               -          2,752          2,752
                                       -------------------------------------------------------------------------

Balance, February 28, 1999               9,930,000       99,300       4,292,876     (4,906,774)      (514,598)

Common stock issued
  for note payable                          70,000          700         401,363              -        402,063

Proceeds from the sale of
  treasury stock                                 -            -          11,578              -         11,578

Net income for
  year ended
  February 29, 2000                              -            -               -        103,020        103,020
                                       -------------------------------------------------------------------------

Balance, February 29, 2000              10,000,000      100,000       4,705,817     (4,803,754)         2,063
                                       =========================================================================


   The accompanying notes are an integral part of these financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000




(1)   DESCRIPTION OF BUSINESS

      Life Partners Holdings, Inc. (the "Company") formerly IGE, Inc. was organized under the laws of the Commonwealth of Massachusetts in 1971, but had been dormant and without operations since 1985. On January 18, 2000, the shareholders of Life Partners Holdings, Inc. and Life Partners, Inc.
      (LPI) entered into a share exchange agreement whereby LPI became a wholly-owned operating subsidiary of the Company. The acquisition was treated as a pooling of interest for financial reporting purposes (See Note 4 for further details.) On January 20, 2000, the Company acquired all of the outstanding stock of Extended Life Services, Inc. for $500. (See Note 4 for further details).

      The Company's subsidiaries are as follows:

         LPI is a viatical settlement company established in 1991 and incorporated in the State of Texas for the purpose of assisting persons in facilitating the purchase of the life insurance policies of terminally ill persons at a discount to their face value.

         Extended Life Services, Inc. was established in 1998 and incorporated in the State of Texas to engage in senior life settlement transactions by assisting elderly individuals to reallocate their assets from insurance policies into assets used for long-term care coverage, annuities, investments, etc.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of significant accounting policies followed by the Company:

         Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The balance of the Company's general checking account was in excess of $100,000 as of February 29,2000 and the account's average account balance is generally in excess of $100,000. The Federal Deposit Insurance Corporation insures all bank accounts up to $100,000. Management believes its exposure to loss is minimal considering only the amounts in excess of $100,000 are at risk and the depository bank is a well established national bank and one of the nation's largest financial institutions.

         Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as described in Note 1 above. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Depreciation - The Company's property and equipment are depreciated over their useful lives of five to nine years using the straight-line method.

         Income Taxes - Income tax expense includes federal income and Texas franchise taxes currently payable. Deferred timing differences between the reporting of income and expenses for financial and income tax reporting purposes are reported as deferred tax assets, net of valuation allowances, or as deferred tax liabilities depending on the cumulative effect of all timing differences. See Note 3 for further details.

                          LIFE PARTNERS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


         Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and contingent assets and liabilities disclosed in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

         Earnings (Loss) Per Share - Basic earnings (loss) per share computations are calculated on the weighted-average of common shares and common share equivalents outstanding during the year. Common stock options and warrants are considered to be common share equivalents and are used to calculate diluted earnings per common and common share equivalents except when they are anti-dilutive.

         Liquidation of LPI Entertainment, Inc. - On September 7, 1999, LPI liquidated LPI Entertainment, Inc. ("Entertainment"), its wholly-owned subsidiary. Entertainment's only remaining asset was a motor home with a cost basis of $173,775, which was transferred to the Company at its net book value. Entertainment had been inactive since 1995. No gain or loss was recognized for financial reporting purposes on this liquidation.


(3)   LEASES

      The Company leases office space and various equipment under noncancelable operating leases expiring in various years through 2004.

      Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of February 29, 2000 for each of the next five years and in the aggregate are:

         Twelve months ending February 28,                             Amount
         ---------------------------------                             ------

               2001                                                  $ 141,555
               2002                                                     12,790
               2003                                                      6,708
               2004                                                        559
               2005                                                          -
                                                                     ----------

         Total minimum future rental payments                        $ 161,612
                                                                     ==========

      Rental expense consisted of minimum lease payments of $158,375 and $154,446 for the years ended February 29, 2000 and February 28, 1999, respectively.

      Certain operating leases provide for renewal, and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(4)   INCOME TAXES

      As of February 29, 2000, the Company has unused charitable contribution deduction carryforwards of approximately $218,320.

      These charitable contributions carryforward will expire as follows:

               Fiscal Year Ended
                  February 28,                                     Amount
               -----------------                               -------------

                    2001                                         $ 129,110
                    2002                                            15,312
                    2003                                            36,239
                    2004                                            37,659
                                                                 ----------

                                                                 $ 218,320
                                                                 =========

      Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes give rise at February 29, 2000, to a deferred tax asset of approximately $53,800, which was fully reserved as of that date.

      Following are the components of this deferred tax asset as of February 29, 2000:

           Charitable deduction carryforwards                    $  74,200
           Excess tax over financial accounting
               depreciation                                        (20,400)
                                                                  ---------

           Net deferred tax asset                                   53,800
           Less valuation allowance                                (53,800)
                                                                  ---------

           Deferred tax asset net of valuation allowance          $      -
                                                                  =========

      The Company's effective income tax rate for the fiscal year ended February 29, 2000, is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily due to the utilization of the Company's remaining net operating loss carryforward to partially offset current year taxable income.

      The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below for the years ended February 29, 2000 and February 28, 1999: United States statutory rate 34.0% State of Texas statutory rate 4.5%.

      Expected combined rate                                38.5%         38.5%

      Benefit of utilization of net operating
         Loss carryforward                                  (1.0%)        (1.5%)
                                                           ------        ------
           Combined effective tax rate                      37.5%         37.0%
                                                           ======        ======



(5)     COMMON STOCK OPTIONS AND CHANGES IN CAPITALIZATION

      Conversion of debt to equity

      During November 1999, LPI converted its 5.25% note payable of $350,000 and the related accrued interest totaling $52,063 due to Descartes, Ltd. into 70,000 shares of common stock in Life Partners, Inc.

                          LIFE PARTNERS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


      Reverse Stock Split

      On November 30, 1999, the stockholders of the Company authorized a 20-to-1
      reverse  stock  split,   thereby  decreasing  the  number  of  issued  and
      outstanding shares to 500,000.

      Reverse Merger

      On January 18, 2000, the Company acquired LPI in a share exchange whereby LPI became a wholly-owned subsidiary of the Company. This transaction was treated as a pooling of interest for financial reporting purposes. The Company issued LPI stockholders 9,500,000 shares of common stock. The Company approved transfer of its assets to LPI and the existing Board of Directors and Officers resigned.

      Acquisition of Treasury Stock

      On January 21, 2000 the Company's principal shareholder contributed 3,000,000 shares of the Company's common stock back to the Compant to be used in accordance with the terms of its Omnibus Equity Compensation Plan. Any shares not optioned by January 31, 2001 would revert to this shareholder.

      Acquisition of Extended Life Services, Inc.

      On January 20, 2000, the Company acquired all of the outstanding stock of Extended Life Services, Inc. for $500 in a transaction treated as a purchase for financial reporting purposes.


(6)   OMNIBUS EQUITY COMPENSATION PLAN

      The Company has adopted an Omnibus Equity Compensation Plan. This plan allows the Company to issue up to 3,000,000 shares of its treasury stock to its employees and agents at prices and terms to be determined by the Company on the date of issuance.

      As of February 29, 2000, the Company had issued 1,157,772 shares under this plan for which it received notes receivables totaling $9,078 and recognized compensation expense of $2,500.

(7)   RELATED PARTY TRANSACTIONS

      The Company currently operates under an agreement with ESP Communications, Inc. (ESP), which is owned by the wife of the Company's president. Under the agreement, ESP performs specified administrative duties on behalf of the Company concerning post-transaction contact. In addition, ESP also provides facilities and various administrative personnel for the Company. Either party may cancel the agreement with a thirty day written notice. The Company currently pays ESP $7,000 on a monthly basis for its services. The Company recorded management services expense concerning this agreement with ESP of approximately $91,000 and $94,500 for the years ended February 29, 2000 and February 28, 1999, respectively.

      On January 21, 2000, the Company sold 907,772 of its treasury stock to employees and agents in exchange for notes receivable totaling $9,078. These notes bear interest at 8% per anaum and are due on January 21, 2002.


(7)   EARNINGS (LOSS) PER SHARE

      Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The number of shares used in the computations were 9,938,033 in 2000 and 9,930,000 in 1999.

      Diluted earnings per share was not computed as of February 29, 2000 as all stock options and shares held for issuance in connection with the licensee stock reward program were held as treasury stock and were considered outstanding for purposes of the computation of basic earnings per share.

(8)   CONTINGENCIES

      During the year ended February 29, 2000, the Company entered into settlements in connection with three lawsuits. The liability associated with these settlements is included in accrued liabilities on the Company's financial statements as of February 29, 2000. In the opinion of management, no other legal matters will have a material impact on the Company's financial statements.


(9)   SUBSEQUENT EVENTS

      The Company has contracted to purchase an existing office building to house its corporate offices. The contracted price for the land and improvements is $800,000. The Company anticipates that it will be able to finance $640,000 of this acquisition at 9.25% over 15 years.