Form 10QSB
period 2000-05-31
LIFE PARTNERS HOLDINGS INC
filed 2000-07-17
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
                  For the quarterly period ended: May 31, 2000
                                       or
[ ] Transition  Report  Pursuant  to  Section  13  or  15 (d)  of the Securities
    Exchange Act of

                         Commission File Number: 0-7900

                          LIFE PARTNERS HOLDINGS, INC.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

     Massachusetts                                            14-2488828
------------------------                                ------------------------
(State of incorporation)                                (I.R.S. Employer ID No.)

                                  204 Woodhew
                               Waco, Texas 76712
               --------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

          Issuer's telephone number, including area code: 254-751-7797

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares  of  Common Stock,  $.01  par value,  outstanding  as  of  July 14, 2000:
10,000,000

Transitional Small Business Disclosure Format:  Yes  [X]  No  [ ]

                          LIFE PARTNERS HOLDINGS, INC.


                                      INDEX



PART I.  FINANCIAL INFORMATION



     Item 1.  Financial Statements

                 Independent Accountants' Review Report

                 Consolidated Condensed Balance Sheet - May 31, 2000

                 Consolidated Condensed Statements of Income -
                 For the Three Months Ended May 31, 2000 and 1999

                 Consolidated Condensed Statements of Stockholders Equity - For the Three Months Ended May 31, 2000 and 1999

                 Consolidated Condensed Statements of Cash Flows - For the Three Months Ended May 31, 2000 and 1999

                 Notes to Consolidated Condensed Financial Statements



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION



     Item 6.   Exhibits and Reports on Form 8-K

                          LIFE PARTNERS HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION


              Item 1. Financial Statements - May 31, 2000 and 1999



              Forming a part of Form 10-QSB Quarterly Report to the

                       Securities and Exchange Commission





This quarterly report on Form 10-QSB should be read in conjunction with Life Partners Holdings, Inc.'s Annual Report on Form 10-KSB for the year ended February 29, 2000

                        Independent Accountants' Review Report



To the Board of Directors
Life Partners Holdings, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of LIFE PARTNERS HOLDINGS, INC. as of May 31, 2000, and the related consolidated condensed statements of income, cash flows, and stockholders' equity, for the three month periods ended May 31, 2000 and 1999, included in the accompanying Securities and Exchange Commissions For 10QSB for the period ended May 31, 2000. These financial statements are the responsibility for the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.









July 14, 2000

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  MAY 31, 2000
                                   (UNAUDITED)
                                   Page 1 of 2


                                     ASSETS

CURRENT ASSETS:
    Cash                                                              $ 237,961
    Accounts receivable - trade                                          52,930
    Accounts receivable due from employees                               17,436
    Current portion - long-term notes receivable                          3,419
    Prepaid expenses                                                      3,277
                                                                      ---------

       Total current assets                                             315,023
                                                                      ---------

PROPERTY AND EQUIPMENT:
    Machinery and equipment                                              39,564
    Transportation equipment                                            173,775
                                                                      ---------

                                                                        213,339
    Accumulated depreciation                                           (125,062)
                                                                      ---------

                                                                         88,277
                                                                      ---------

OTHER ASSETS:
    Notes receivable, net of current portion, shown above,
       and allowance for bad debt of $40,798                             14,775
    Other                                                                12,429
                                                                      ---------

                                                                         27,204
                                                                      ---------

       Total Assets                                                   $ 430,504
                                                                      =========

                 See accompanying notes and accountants' report.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  MAY 31, 2000
                                   (UNAUDITED)
                                   Page 2 of 2

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                 $   78,365
    Income tax payable                                                   96,360
    Accrued liabilities                                                  71,752
                                                                      ---------

       Total current liabilities                                        246,477
                                                                      ---------

CONTINGENCIES                                                                 -
                                                                      ---------

STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value, 10,000,000 shares
       authorized; 10,000,000 shares issued and
       outstanding                                                      100,000
    Additional paid-in capital                                        4,705,817
    Accumulated deficit                                              (4,621,790)
    Less:  Treasury stock - 1,842,228 shares                                  -
                                                                      ---------

       Total Stockholders' Equity                                       184,027
                                                                      ---------

       Total Liabilities and Stockholders' Equity                    $  430,504
                                                                      =========



                 See accompanying notes and accountants' report.

                          LIFE PARTNERS HOLDINGS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED MAY 31, 2000 AND 1999
                                   (UNAUDITED)

                                                     2000             1999
                                                --------------  ---------------

REVENUES                                          $ 1,774,073      $ 1,081,009

BROKERAGE FEES                                        907,268          726,561
                                                  -----------      -----------

REVENUES, NET OF BROKERAGE FEES                       866,805          354,448
                                                  -----------      -----------

OPERATING AND ADMINISTRATIVE EXPENSES:
    General and administrative                        610,728          471,210
    Depreciation                                        5,987            2,045
                                                  -----------      -----------

                                                      616,715          473,255
                                                  -----------      -----------

INCOME (LOSS) FROM OPERATIONS                         250,090         (118,807)
                                                  -----------      -----------

OTHER INCOME (EXPENSES):
    Interest and other income                          36,732           28,102
    Interest expense                                     (731)               -
                                                  -----------      -----------

                                                       36,001           28,102
                                                  -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                     286,091          (90,705)
                                                  -----------      -----------

INCOME TAXES
    Current tax expense                               104,127                -
                                                  -----------      -----------

                                                      104,127                -
                                                  -----------      -----------

NET INCOME (LOSS)                                     181,964          (90,705)
                                                  ===========      ===========

PER SHARE EARNINGS OF
    COMMON STOCK AMOUNTS                               $ 0.02          $ (0.01)
                                                  ===========      ===========
AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                  10,000,000        9,930,000
                                                  ===========      ===========

                 See accompanying notes and accountants' report.

                          LIFE PARTNERS HOLDINGS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2000 AND 1999
                                   (UNAUDITED)

                                                     2000             1999
                                                --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                               $ 181,964        $ (90,705)
    Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities -
          Depreciation                                  5,987            2,045
          (Increase) Decrease in accounts
            receivable                                (52,277)           8,979
          (Increase)in prepaid insurance                1,890                -
          (Increase) Decrease in other assets          (5,000)            (562)
          Increase (Decrease) in accounts payable      (1,881)               -
          Increase in income taxes payable             32,860                -
          (Decrease) in accrued liabilities           (41,252)         (31,177)
                                                    ---------        ---------

       Net cash provided by (used in) operating
         activities                                   122,291         (111,420)
                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                  (105)            (615)
                                                    ---------       ----------

       Net cash used in investing activities             (105)            (615)
                                                    ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances on notes payable                               -           60,730
                                                    ---------       ----------

       Net cash used in financing activities                -           60,730
                                                    ---------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         122,186          (51,305)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                               115,775          171,151
                                                    ---------       ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                   $ 237,961        $ 119,846
                                                    =========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid, net of capitalized amounts       $     731        $      -
                                                    =========       ===========

    Income taxes paid                               $  71,267        $      -
                                                    =========       ===========

   The accompanying notes are an integral part of these financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED MAY 31, 2000 AND 1999
                                   (UNAUDITED)

                                  Common Stock
                             --------------------
                               Number    $0.010     Additional                  Total
                                 of        par        Paid-In   Accumulated  Stockholders'
                               Shares     Value       Capital      Deficit      Equity
Balance,                    ----------  --------   -----------  -----------  -------------
    February 28, 1999        9,930,000  $ 99,300   $ 4,292,876  $(4,906,774)   $(514,598)

Net income for the three
    months ended
    May 31, 1999                     -         -             -      (90,705)     (90,705)
                            ----------  --------   -----------  -----------    ---------
Balance,
    May 31, 1999             9,930,000  $ 99,300   $ 4,292,876  $(4,997,479)   $(605,303)
                            ==========  ========   ===========  ===========    =========

Balance,
    February 29, 2000       10,000,000  $100,000   $ 4,705,817  $(4,803,754)   $   2,063

Net income for the three
    months ended
    May 31, 2000                     -         -             -      181,964      181,964
                            ----------  --------   -----------  -----------    ---------

Balance,
    May 31, 2000            10,000,000  $100,000   $ 4,705,817  $(4,621,790)   $ 184,027
                            ==========  ========   ===========  ===========    =========

                See accompanying notes and accountants' report.

                          LIFE PARTNERS HOLDINGS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)


These consolidated condensed financial statements have been prepared by Life Partners Holdings, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustment are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-KSB.


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

      The Company's subsidiaries are as follows:

         LPI is a viatical settlement company established in 1991 and incorporated in State of Texas for the purpose of assisting persons in facilitating the purchase of the life insurance policies of terminally ill persons at a discount to their face value.

         Extended Life Services, Inc. was established in 1998 and incorporated in the State of Texas to engage in senior life settlement transactions by assisting elderly individuals to reallocate their assets from insurance policies into assets used for long-term care coverage, annuities, investments, etc.


(2)   LEASES

      The Company leases office space and various equipment under noncancelable operating leases expiring in various years through 2004.

      Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of May 31, 2000 for each of the next five years and in the aggregate are:

         Twelve months ending May 31,                                  Amount
         ----------------------------                                  ------

               2001                                                  $ 109,009
               2002                                                      6,708
               2003                                                      5,590
               2004                                                          -
               2005                                                          -
                                                                    -----------

         Total minimum future rental payments                        $ 121,307
                                                                    ===========

      Rental expense consisted of minimum lease payments of $40,306 and $39,451 for the three months ended May 31, 2000 and 1999, respectively.

      Certain operating leases provide for renewal, and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(3)   INCOME TAXES

      As of February 29, 2000, the Company has unused charitable contribution deduction carryforwards of approximately $218,320.

      These charitable contributions carryforward will expire as follows:

               Fiscal Year Ended
                  February 28,                                     Amount

                    2001                                         $ 129,110
                    2002                                            15,312
                    2003                                            36,239
                    2004                                            37,659
                                                                -----------

                                                                 $ 218,320
                                                                ===========

      Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes give rise at February 29, 2000, to a deferred tax asset of approximately $53,800, which was fully reserved as of that date.

      Following are the components of this deferred tax asset as of February 29, 2000:

           Charitable deduction carryforwards                     $ 74,200
           Excess tax over financial accounting
               depreciation                                        (20,400)
                                                                   -------

           Net deferred tax asset                                   53,800
           Less valuation allowance                                (53,800)
                                                                   -------

           Deferred tax asset net of valuation allowance          $      -
                                                                  =========

      The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below for the three months ended May 31, 2000:

                                                            2000
                                                            ----
      United States statutory rate                          34.0%
      State of Texas statutory rate                          4.5%
                                                            ----
      Expected combined rate                                38.5%

      Benefit of utilization of charitable
         contribution carryforward                          (2.0%)
                                                            ----

           Combined effective tax rate                      36.5%
                                                            ====

(4)   OMNIBUS EQUITY COMPENSATION PLAN

      The Company has adopted an Omnibus Equity Compensation Plan. This plan allows the company to issue up to 3,000,000 shares of its treasury stock to its employees and agents at prices and terms to be determined by the Company on the date of issuance.

      As of May 31, 2000, the Company had issued 1,157,772 shares under this plan for which it received notes receivable totaling $9,078 and recognized compensation expense of $2,500.

(5)   RELATED PARTY TRANSACTIONS

      The Company currently operates under an agreement with ESP Communications, Inc. (ESP), which is owned by the wife of the Company's president. Under the agreement, ESP performs specified administrative duties on behalf of the Company concerning post-viaticator contact. In addition, ESP also provides facilities and various administrative personnel for the Company. Either party may cancel the agreement with a thirty day written notice. The Company currently pays ESP $10,000 on a monthly basis for its services. The Company recorded management services expense concerning this agreement with ESP of approximately $38,500 and $24,500 for the three months ended May 31, 2000 and 1999, respectively.

(6)   EARNINGS (LOSS) PER SHARE

      Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The number of shares used in the computations were 10,000,000 in 2000 and 9,930,000 in 1999.

      Diluted earnings per share was not computed as of May 31, 2000 as all stock options and shares held for issuance in connection with the licensee stock reward program were held as treasury stock and were considered outstanding for purposes of the computation of basic earnings per share.

(7)   CONTINGENCIES

      During the year ended February 29, 2000, the Company entered into settlements in connection with three lawsuits. These settlements have been recorded as accrued reserves on the Company's financial statements as of May 31, 2000. In the opinion of management, no other legal matters will have a material impact on the Company's financial statements.


(8)   SUBSEQUENT EVENTS

      On June 14, 2000, the Company purchased an existing office building to house its corporate offices. The contracted price for the land and improvements is $800,000. The Company is financing $640,000 of this acquisition at 9.25% over 15 years.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations


        Statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance; anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets; developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the federal securities laws. All of these forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involved a number of risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Life Partners does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

        The following discussion is intended to assist in understanding of the Company's financial position as of May 31, 2000, and its results of operations for the three month periods ended May 31, 2000 and 1999. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Life Partners Holdings, Inc.'s annual report on Form 10-KSB for the year ended February 29, 2000.


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

        The following table shows the number of settlement contracts we have transacted, the aggregate face values, the average revenues per settlement, and the revenues we derived, for the quarterly periods ended May 31, 1999 and 2000:

                                               1999            2000
                                               ----            ----

Number of settlements                             65              55

Face value of policies (in `000's)           $ 4,563         $ 4,463

Average revenue per settlement               $16,631         $32,256

Net revenues derived (in `000's) (1)         $   354         $   867

------------------------------------
(1)     The revenues derived are exclusive of referring broker commissions.

        Our New Senior Life Settlement Business. To supplement our viatical settlement operations, we entered the market for "senior life settlements" in 1997 under contract with ELSI. We later acquired ELSI as a wholly owned subsidiary to focus on this market which Conning & Co., an independent industry analyst, estimates to be in excess of $100 billion in face amount. On behalf of ELSI, we originated, reviewed, and underwrote almost $600 million in face value of senior life settlements in 1997. In underwriting these policies, we quantified premium and life expectancy risks, but did not purchase any of the policies for our own account or assume any risk associated therewith. A senior life settlement differs from a viatical settlement in that the insured in a life settlement is not terminally ill, is 65 years of age or older, and has a life expectancy of ten years or more. Senior life settlements appeal to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. The settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed.

Comparison Of The Three Months Ended May 31, 2000 And 1999

        The Company reported net income of $181,964 for the three months ended May 31, 2000, as compared to a net loss of $90,705 for the three months ended
May 31, 1999. This increase in net income is attributable primarily to the following factors: (1) a 94% increase in the average revenues per settlement offset in part by, (2) a 30% increase in general and administrative costs and by
(3) an 18% decrease in the number of cases settled.

        Revenues - Revenues increased by $693,064 or 64% in 2000 as compared with 1999. This increase was due primarily due to a 94% increase in the average revenue per settlement from $16,631 in 1999 to $32,256 in 2000 offset in part by a 18% decrease in the number of settlements. The decrease in the number of settlements was due to management's efforts to be more selective in the cases it selected for settlement.

        Brokerage Fees - Brokerage fees increased 25% or $180,707 from $726,561 in 1999 to $907,268 in 2000. This increase is due to an increase in the brokerage fees per settlement, which increased from $11,178 in 1999 to $16,496 in 2000, in conjunction with higher brokerage fees due to higher gross revenues, offset in part by an 18% decrease in the number of settlements.

        General and Administrative Expenses - General and Administrative expenses increased by 30% or $139,518 from $471,210 in 1999 to $610,728 in 2000.
This increase was due primarily to increases in operational costs related to commencing activity in the senior life settlement market.

        Interest and Other Income - Interest and other income increased 31% or $8,630 from $28,102 in 1999 to $36,732 in 2000. This increase was due primarily to the increase in dollar volume of settlements and the interest earned on those funds held in escrow by Sterling Trust prior to their being disbursed.

        Interest Expense - Interest Expense increased from $0 in 1999 to $731 in 2000.

        Income Taxes - Income tax expense increased by $104,127 from $0 in 1999 to $104,127 in 2000. This increase is proportionate to the increase in net income before income taxes in 2000 as compared to 1999.

Liquidity And Capital Resources

        Operating Activities

        Net cash flows provided by operating activities for the three months ended May 31, 2000 was $122,291 compared with net cash flows used in operating activities of $111,420 for the three months ended May 31, 1999. This increase in cash flows from operating activities was attributable primarily to net income of $181,964.

        The Company's strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses.

Capital Requirements And Resources

        At May 31, 2000 the Company had working capital of $68,546. Management believes future viatical settlement operations will generate sufficient profits and cash flows to meet the Company's anticipated working capital needs for this business segment. Management anticipates investing directly in senior life policies in the future. Outside funding will be required to develop this business segment.

        The Company has acquired land and an office building for $800,000. It has obtained a loan from Bank of America to finance $640,000 of this acquisition with the balance of $160,000 coming from operating cash flows.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

        None




(b) Reports on Form 8-K:

        We filed the following Form 8-K's during the quarter ended May 31, 2000:

        1. A Form 8-K dated May 3, 2000, reporting the entering into an agreement with a single institution to originate, underwrite and process up to $1 billion per calendar quarter of Senior Life Settlements over the next five years.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 14, 2000                             Life Partners Holdings, Inc.

                                          By:/s/Brian D. Pardo
                                          --------------------------------------
                                          Brian D. Pardo
                                          President and Chief Exeucutive Officer




        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Name                          Title                       Date
       ----                          -----                       ----

/s/Brian D. Pardo           President, Principal Executive      July 14, 2000
-----------------------
                            Officer, and Director



/s/Jacquelyn Davis          Chief Financial Officer,            July 14, 2000
-----------------------
                            Treasurer, and Director



/s/R. Scott Peden           Corporate Clerk (Secretary),        July 14, 2000
-----------------------
                            Director