Form 10QSB
period 2000-08-31
LIFE PARTNERS HOLDINGS INC
filed 2000-10-16
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
                 For the quarterly period ended: August 31, 2000
                                       or
[ ] Transition  Report  Pursuant  to  Section 13  or 15 (d)  of  the  Securities
    Exchange Act of


                         Commission File Number: 0-7900

                          LIFE PARTNERS HOLDINGS, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

      Massachusetts                                            74-2962475
------------------------                                ------------------------
(State of incorporation)                                (I.R.S. employer ID no.)

                         204 Woodhew, Waco, Texas 76712
               --------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

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

Shares  of  Common Stock,  $.01 par value,  outstanding  as of October 12, 2000:
10,000,000

Transitional Small Business Disclosure Format:  Yes  [ ]  No  [X]

                          LIFE PARTNERS HOLDINGS, INC.





                                      INDEX



PART I. FINANCIAL INFORMATION



        Item 1.  Financial Statements



                   Consolidated Condensed Balance Sheet - August 31, 2000



                   Consolidated Condensed Statements of Income -   For the Three
                   and Six Months Ended August  31, 2000 and 1999



                   Consolidated Condensed Statements of Stockholders Equity - For the Six Months Ended August 31, 2000 and 1999



                   Consolidated Condensed Statements of Cash Flows - For the Six Months Ended August 31, 2000 and 1999



                   Notes to Consolidated Condensed Financial Statements



        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of the Security Holders

         Item 6.   Exhibits and Reports on Form 8-K

                          LIFE PARTNERS HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION


             Item 1. Financial Statements - August 31, 2000 and 1999



              Forming a part of Form 10-QSB Quarterly Report to the

                       Securities and Exchange Commission





This quarterly report on Form 10-QSB should be read in conjunction with Life Partners Holdings, Inc.'s Annual Report on Form 10-KSB for the year ended February 29, 2000.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 AUGUST 31, 2000
                                   (UNAUDITED)
                                   Page 1 of 2

                                     ASSETS

CURRENT ASSETS:
    Cash                                                          $    259,007
    Accounts receivable - trade                                         10,113
    Due from officers and shareholders                                  38,910
    Current portion - long-term notes receivable                         3,419
    Prepaid expenses                                                     9,302
                                                                  ------------

      Total current assets                                             320,751
                                                                  ------------

PROPERTY AND EQUIPMENT:
    Land and building                                                  803,328
    Machinery and equipment                                             45,885
    Transportation equipment                                           173,775
                                                                  ------------

                                                                     1,022,988
    Accumulated depreciation                                          (137,503)
                                                                   -----------

                                                                       885,485
                                                                   -----------

OTHER ASSETS:
    Notes receivable, net of current portion, shown above,
      and allowance for bad debt of $40,798                              4,843
    Other                                                               10,429
                                                                   -----------

                                                                        15,272
                                                                   -----------

      Total Assets                                                 $ 1,221,508
                                                                   ===========


                             See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 AUGUST 31, 2000
                                   (UNAUDITED)
                                   Page 2 of 2

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                               $    86,987
    Notes payable to related parties                                   170,000
    Curent portion of long-term debt                                    21,682
    Income tax payable                                                  89,540
    Accrued liabilities                                                 46,260
                                                                   -----------

      Total current liabilities                                        414,469
                                                                   -----------

LONG-TERM DEBT, net of current portion shown above                     615,058
                                                                   -----------

CONTINGENCIES                                                                -
                                                                   -----------

STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value, 10,000,000 shares
      authorized; 10,000,000 shares issued and
      outstanding                                                      100,000
    Additional paid-in capital                                       4,705,817
    Accumulated deficit                                             (4,613,836)
    Less:  Treasury stock - 1,887,228 shares                                 -
                                                                   -----------

      Total Stockholders' Equity                                       191,981
                                                                   -----------

      Total Liabilities and Stockholders' Equity                   $ 1,221,508
                                                                   ===========

                             See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2000 AND 1999
                                  (UNAUDITED)

                                  FOR THE THREE             FOR THE SIX
                                  MONTHS ENDED              MONTHS ENDED
                                   AUGUST 31,                AUGUST 31,
                             ------------------------  ------------------------
                                 2000         1999        2000         1999
                             -----------  -----------  -----------  -----------

REVENUES                     $1,183,304   $1,321,645   $2,957,377   $2,402,653

BROKERAGE FEES                  525,741      815,471    1,433,009    1,542,032
                             ----------   ----------   ----------   ----------

REVENUES, NET OF
  BROKERAGE FEES                657,563      506,174    1,524,368      860,621
                             ----------   ----------   ----------   ----------

OPERATING AND ADMINISTRATIVE
  EXPENSES:
    General and
      administrative            659,479      462,102    1,270,206      933,311
    Depreciation                 12,440        2,719       18,427        4,764
                              ---------   ----------   ----------   ----------

                                671,919      464,821    1,288,633      938,075
                              ---------   ----------   ----------   ----------

INCOME (LOSS) FROM OPERATIONS   (14,356)      41,353      235,735      (77,454)
                              ---------   ----------   ----------   ----------

OTHER INCOME (EXPENSES):
    Interest and other income    34,886      109,303       71,618      137,405
    Interest expense            (12,576)      (7,656)     (13,308)      (7,656)
                              ---------   ----------   ----------   ----------

                                 22,310      101,647       58,310      129,749
                              ---------   ----------   ----------   ----------

INCOME (LOSS) BEFORE
  INCOME TAXES                    7,954      143,000      294,045       52,295
                              ---------   ----------   ----------   ----------

INCOME TAXES
    Current tax expense               -            -      104,127            -
                              ---------   ----------   ----------   ----------

                                      -            -      104,127            -
                              ---------   ----------   ----------  -----------

NET INCOME (LOSS)            $    7,954   $  143,000   $  189,918  $    52,295
                             ==========   ==========   ==========  ===========

PER SHARE EARNINGS OF
    COMMON STOCK AMOUNTS     $     0.00   $     0.01   $     0.02  $      0.01
                             ==========   ==========   ==========  ============

AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES
    OUTSTANDING              10,000,000    9,930,000   10,000,000    9,930,000
                             ==========   ==========   ==========  ===========

                             See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2000
                                  (UNAUDITED)

                                                         2000           1999
                                                       ---------      ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                  $ 189,918      $  52,295
    Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities -
        Depreciation                                      18,427          4,764
        (Increase) decrease in accounts receivable       (21,002)         4,913
        (Increase)in prepaid expenses                     (4,135)             -
        (Increase) decrease in other assets               (3,000)           (42)
        Increase (Decrease) in accounts payable            6,741              -
        Increase in income taxes payable                  26,040              -
        (Decrease) in accrued liabilities                (66,744)       (81,096)
                                                        --------      ---------

      Net cash provided by (used in)
        operating activities                             146,245        (19,166)
                                                        --------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                 (809,753)        (1,396)
                                                        --------     ----------

      Net cash used in investing activities             (809,753)        (1,396)
                                                        --------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances on notes payable                            806,740         90,456
                                                        --------     ----------

      Net cash used in financing activities              806,740         90,456
                                                        --------     ----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     143,232         69,894

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                  115,775        171,153
                                                        --------       --------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                      $ 259,007      $ 241,047
                                                        ========       ========

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:
    Interest paid, net of capitalized amounts          $  13,308      $   7,656
                                                        ========       ========

    Income taxes paid                                  $  71,267      $       -
                                                        ========       ========


                             See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000
                                   (UNAUDITED)


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

(2)   NOTE PAYABLE

      The  Company  has  non-interest  bearing  notes  payable  due to   related
      parties. The notes are due June 2001.

(3)   LONG-TERM DEBT

      The Company has a 9.25% note payable to a financial institution payable in monthly installments of $6,638, including interest through June 2015. The note is secured by an office building.

      Maturities of long-term debt for each of the next five years and thereafter are as follows:

                  Fiscal Year
                Ended August 31,                                  Amount
                ----------------                                  ------

                     2001                                      $    21,682
                     2002                                           23,775
                     2003                                           26,070
                     2004                                           28,586

                     2005                                           31,345
                  Thereafter                                       505,282
                                                                ----------
                                                               $   636,740
                                                                ==========

(4)   LEASES

      The Company leases various equipment under noncancelable operating leases expiring in various years through 2004.

      Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of August 31, 2000 for each of the next five years and in the aggregate are:

         Twelve months ending August 31,                         Amount
         -------------------------------                         ------

               2001                                           $     70,380
               2002                                                  6,708
               2003                                                  3,912
               2004                                                      -
               2005                                                      -
                                                                ----------

         Total minimum future rental payments                 $     81,000
                                                                ==========

      Rental expense consisted of minimum lease payments of $80,612 and $83,307 for the six months ended August 31, 2000 and 1999, respectively.

      Certain operating leases provide for renewal, and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(5)   INCOME TAXES

      As of February 29, 2000, the Company has unused charitable contribution deduction carryforwards of approximately $218,320.

      These charitable contributions carryforward will expire as follows:

               Fiscal Year Ended
                  February 28,                                   Amount
               -----------------                                 ------

                    2001                                      $     129,110
                    2002                                             15,312
                    2003                                             36,239
                    2004                                             37,659
                                                                -----------

                                                              $     218,320
                                                                ===========

      Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes give rise at February 29, 2000, to a deferred tax asset of approximately $53,800, which was fully reserved as of that date.

      Following are the components of this deferred tax asset as of February 29, 2000:

           Charitable deduction carryforwards                        $ 74,200
           Excess tax over financial accounting
               depreciation                                           (20,400)

           Net deferred tax asset                                      53,800
           Less valuation allowance                                   (53,800)
                                                                      -------
           Deferred tax asset net of valuation allowance             $      -
                                                                      =======

      The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below for the three months ended August 31, 2000:

                                                            2000
                                                            ----

      United States statutory rate                          34.0%
      State of Texas statutory rate                          4.5%
                                                           -----

      Expected combined rate                                38.5%

      Benefit of utilization of charitable
         contribution carryforward                          (3.1%)
                                                           -----

           Combined effective tax rate                      35.4%
                                                           =====

(6)   OMNIBUS EQUITY COMPENSATION PLAN

      The Company has adopted an Omnibus Equity Compensation Plan. This plan allows the company to issue up to 3,000,000 shares of its treasury stock to its employees and agents at prices and terms to be determined by the Company on the date of issuance.

      As of August 31, 2000, the Company had issued 1,112,772 shares under this plan for which it received notes receivable totaling $9,078 and recognized compensation expense of $2,500.

(7)   RELATED PARTY TRANSACTIONS

      The Company currently operates under an agreement with ESP Communications, Inc. (ESP), which is owned by the wife of the Company's president. Under the agreement, ESP performs specified administrative duties on behalf of the Company concerning post-viaticator contact. In addition, ESP also provides facilities and various administrative personnel for the Company. Either party August cancel the agreement with a thirty day written notice. The Company currently pays ESP $10,000 on a monthly basis for its services. The Company recorded management services expense concerning this agreement with ESP of approximately $73,500 and $52,500 for the six months ended August 31, 2000 and 1999, respectively.

(8)   EARNINGS (LOSS) PER SHARE

      Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The number of shares used in the computations were 10,000,000 in 2000 and 9,930,000 in 1999.

      Diluted earnings per share was not computed as of August 31, 2000 as all stock options and shares held for issuance in connection with the licensee stock reward program were held as treasury stock and were considered outstanding for purposes of the computation of basic earnings per share.

(9)   CONTINGENCIES

      During the year ended February 29, 2000, the Company entered into settlements in connection with three lawsuits. These settlements have been recorded as accrued reserves on the Company's financial statements as of August 31, 2000. In the opinion of management, no other legal matters will have a material impact on the Company's financial statements.

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

        The following discussion is intended to assist in understanding of the Company's financial position as of August 31, 2000, and its results of operations for the three and six month periods ended August 31, 2000 and 1999. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Life Partners Holdings, Inc.'s annual report on Form 10-KSB for the year ended February 29, 2000.


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

        The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the three and six months periods ended August 31, 1999 and 2000:

                                   Period Ended               Period Ended
                                  August 31, 1999            August 31, 2000
                             ------------------------   ------------------------
                             Three Months  Six Months   Three Months  Six Months
                             ------------  ----------   ------------  ----------

Number of settlements                67         132             47         102

Face value of policies
  (in `000's)                   $ 5,239     $ 9,802        $ 3,442     $ 7,905

Average revenue per
  settlement                    $19,726     $18,202        $25,177     $28,994

Net revenues derived
  (in `000's) (1)               $   506     $   861        $   657     $ 1,524

---------------
(1)     The revenues derived are exclusive of referring broker commissions.

        Our New Senior Life Settlement Business. To supplement our viatical settlement operations, we entered the market for "senior life settlements" in 1997 under contract with ELSI. We later acquired ELSI as a wholly owned subsidiary to focus on this market which Conning & Co., an independent industry analyst, estimates to be in excess of $100 billion in face amount. On behalf of ELSI, we originated, reviewed and underwrote almost $600 million in face value of senior life settlements in 1997. In underwriting these policies, we quantified premium and life expectancy risks, but did not purchase any of the policies for our own account or assume any risk associated therewith. A senior life settlement differs from a viatical settlement in that the insured in a life settlement is not terminally ill, is 65 years of age or older, and has a life expectancy of between two and twelve years. Senior life settlements appeal to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. The settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed.

Comparison Of The Three Months Ended August 31, 2000 And 1999

        The Company reported net income of $7,954 for the three months ended August 31, 2000, as compared to net income of $143,000 for the three months ended August 31, 1999. This decrease in net income is attributable primarily to the following factors: (1) a 43% increase in general and administrative costs and (2) a 30% decrease in the number of settlements, offset in part by (3) a 28% increase in the average revenue per settlement and (4) a 36% decrease in brokerage fees paid.

        Revenues - Revenues decreased by $138,341 or 10% from $1,321,645 in 1999 to $1,183,304 for the same period in 2000. This decrease was due primarily due to a 30% decrease in the number of cases settled from 67 in 1999 to 47 in 2000, offset in part by a 28% increase in the average revenue per settlement from $19,726 in 1999 to $25,177 in 2000. The decrease in the number of settlements was due to management's efforts to be more selective in the cases it selected for settlement.

        Brokerage Fees - Brokerage fees decreased 36% or $289,730 from $815,471 in 1999 to $525,741 in 2000. This decrease is due primarily to a 30% decrease in the number of cases settled combined with an 8% decrease in the average brokerage fees per settlement from $12,171 in 1999 to $11,185 in 2000.

        General and Administrative Expenses - General and Administrative expenses increased by 43% or $197,377 from $462,102 in 1999 to $659,479 in 2000.
This increase was due primarily to increases in operational costs related to commencing activity in the senior life settlement market and relating to the relocation of the Company's headquarters from rented property to an office building which it purchased.

        Depreciation Expense - Depreciation expense increased from $2,719 in 1999 to $12,440 for the comparable three month period in 2000. This increase is due primarily to the purchase of an office building by the Company in 2000. During 1999, the Company was renting office space.

        Interest and Other Income - Interest and other income decreased by 68% or $74,417 from $109,303 in 1999 to $34,886 in 2000. This decrease was due primarily to the collections in 1999 of reimbursements for an unusually large number of premiums advances which had previously been charged to expense.

        Interest Expense - Interest Expense increased from $7,656 in 1999 to $12,576 for the same three month period in 2000. This increase is due primarily to the addition of debt associated with the acquisition of the Company's office building.

        Income Taxes - No income tax expense was reported in either year, due to
(1) the utilization of loss carryforwards to offset the income tax liability in 1999 and (2) the over accrual of the 2000 income tax liability during the first quarter of 2000.

Comparison Of The Six Months Ended August 31, 2000 And 1999

        The Company reported net income of $189,918 for the six months ended August 31, 2000, as compared to net income of $52,295 for the six months ended August 31, 1999. This increase in net income is attributable primarily to the following factors: (1) a 59% increase in the average revenues per settlement offset in part by, (2) a 36% increase in general and administrative costs and by
(3) an 23% decrease in the number of cases settled.

        Revenues - Revenues increased by $554,724 or 23% from $2,402,653 in 1999 to $2,957,377 for the same period in 2000. This increase was due primarily due to a 59% increase in the average revenue per settlement from $18,202 in 1999 to $28,994 in 2000 offset in part by a 23% decrease in the number of settlements from 132 in 1999 to 102 for the comparable six month period in 2000. The decrease in the number of settlements was due to management's efforts to be more selective in the cases it selected for settlement.

        Brokerage Fees - Brokerage fees decreased 7% or $109,023 from $1,542,032 in 1999 to $1,433,009 in 2000. This decrease is due to (1) a 23% decrease in the number of cases settled combined with (2) a 20% increase in the average brokerage fees per settlement from $11,682 in 1999 to $14,049 for the comparable six month period in 2000. The increase in average brokerage fees per settlement is due primarily to the 59% increase in average settlement revenues per closing.

        General and Administrative Expenses - General and Administrative expenses increased by 36% or $336,895 from $933,311 in 1999 to $1,270,206 in
2000. This increase was due primarily to increases in operational costs related to commencing activity in the senior life settlement market.

        Depreciation Expense - Depreciation expense increased from $4,764 in 1999 to $18,427 for the comparable six month period in 2000. This increase is due primarily to the purchase of an office building by the Company in 2000. During 1999, the Company was renting office space.

        Interest and Other Income - Interest and other income decreased by 48% or $65,787 from $137,405 in 1999 to $71,618 in 2000. This decrease was due primarily to the collections in 1999 of reimbursements for an unusually large number of premiums advances which had previously been charged to expense.

        Interest Expense - Interest Expense increased from $7,656 in 1999 to $13,308 for the same six month period in 2000. This increase is due primarily to the addition of debt associated with the acquisition of the Company's office building.

        Income Tax Expense - During the fist six months of 2000 the Company recognized current income tax expense of $107,308. No income tax expense was recognized in the comparable period of 1999 due to the effect of offsetting net operating losses carryfoward against 1999 taxable income.

Liquidity And Capital Resources

        Operating Activities

        Net cash flows provided by operating activities for the six months ended August 31, 2000 was $146,245 compared with net cash flows used in operating activities of $19,166 for the six months ended August 31, 1999. This increase in cash flows from operating activities was attributable primarily to net income of $186,918.

        The Company's strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. The Company also intends to commence investing directly in viatical and senior life settlement policies on its own behalf.

Capital Requirements And Resources

        At August 31, 2000 the Company had working capital deficit of $93,718. Management believes future viatical settlement operations will generate sufficient profits and cash flows to meet the Company's anticipated working capital needs for this business segment. Management anticipates investing directly in senior life policies in the future. Outside funding will be required to develop this business segment.

        The Company has acquired land and an office building for $800,000. It has obtained a loan from Bank of America to finance $640,000 of this acquisition with the balance of $160,000 coming from operating cash flows.



PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on September 28, 2000. At the Annual Meeting:

         1. The following persons were elected as Directors of the Company for a one year term.

                    Name              Votes for    Votes Withheld    Abstentions
                    ----              ---------    --------------    -----------

               Brian D. Pardo         7,776,085           0               0
               R. Scott Peden         7,776,085           0               0
               Brian C. Kelly         7,776,085           0               0

         2. The Life Partners Omnibus Equity Compensation Plan was approved by the shareholders by a vote of 6,909,068 for and 110 against with 0 abstentions and broker non-votes.

         3. The shareholders approved an amendment to the Articles of Organization to increase in the number of authorized shares from 10,000,000 shares to 30,000,000 shares by a vote of 7,775,015 for to 65 against, with 0 abstentions and broker non-votes.

         4. The appointment of Gray & Northcutt, Inc. as independent auditors for the Company for the fiscal year ending February 28, 2001, was ratified by the shareholders by a voite of 7,769,286 for and 5 votes against, with 5,789 abstentions and broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

     10.     Material contract  - Purchase of property





 (b) Reports on Form 8-K:

        No reports were filed during the three months.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 13, 2000                        Life Partners Holdings, Inc.

                                        By:/s/Brian D. Pardo
                                           -------------------------------------
                                           Brian D. Pardo
                                           President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Name                            Title                      Date
      ----                            -----                      ----


/s/Brian D. Pardo           President, Principal Executive    October 13, 2000
-----------------
                            Officer, and Director



/s/Jacquelyn Davis          Chief Financial Officer and       October 13, 2000
------------------
                            Treasurer



/s/R. Scott Peden           Corporate Clerk (Secretary),      October 13, 2000
------------------
                            Director