Form 10QSB
period 2000-11-30
LIFE PARTNERS HOLDINGS INC
filed 2001-01-22
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended: November 30, 2000
                                       or
    [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                                 Exchange Act of


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

Shares of Common Stock,  $.01 par value,  outstanding  as  of  January 12, 2001:
10,000,000

Transitional Small Business Disclosure Format:  Yes  [ ]  No  [X]

                          LIFE PARTNERS HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION


            Item 1. Financial Statements - November 30, 2000 and 1999



              Forming a part of Form 10-QSB Quarterly Report to the

                       Securities and Exchange Commission





This quarterly report on Form 10-QSB should be read in conjunction with Life Partners Holdings, Inc.'s Annual Report on Form 10-KSB for the year ended February 29, 2000.

                          LIFE PARTNERS HOLDINGS, INC.





                                      INDEX



PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets - November 30, 2000 and February 29, 2000

             Consolidated Condensed Statements of Income - For the Three and Nine Months Ended November 30, 2000 and 1999

             Consolidated Condensed Statements of Stockholders Equity - For the Nine Months Ended November 30, 2000 and 1999

             Consolidated Condensed Statements of Cash Flows - For the Nine Months Ended November 30, 2000 and 1999

             Notes to Consolidated Condensed Financial Statements


    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of the Security Holders

    Item 6.   Exhibits and Reports on Form 8-K

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                     NOVEMBER 30, 2000 AND FEBRUARY 29, 2000

                                   Page 1 of 2

                                     ASSETS

                                           NOVEMBER 30, 2000   FEBRUARY 29, 2000
                                              (Unaudited)
                                           -----------------   -----------------

CURRENT ASSETS:
    Cash                                      $  175,738          $  115,775
    Accounts receivable - trade                  182,359                   -
    Due from officers and shareholders            35,879              17,223
    Current portion of long-term notes
      receivable                                   3,419               3,416
    Prepaid income taxes                          14,587                   -
    Prepaid expenses                               7,280               5,167
                                              ----------          ----------

      Total current assets                       419,262             141,581
                                              ----------          ----------

PROPERTY AND EQUIPMENT:
    Land and building                            803,328                   -
    Machinery and equipment                       50,016              39,460
    Transportation equipment                     173,775             173,775
                                              ----------          ----------

                                               1,027,119             213,235
    Accumulated depreciation                    (150,252)           (150,252)
                                              ----------          ----------

                                                 876,867              62,983
                                              ----------          ----------

OTHER ASSETS:
    Notes receivable, net of current
      portion, shown above, and allowance
      for bad debt of $40,798 at November
      30 and February 29, 2000, respectively       4,273              15,631
    Advances on premiums, net of reserve for
      uncollectable advances of $215,542 at
      November 30 and February 29, 2000           36,149                   -
    Other                                         24,181               7,429
                                              ----------          ----------

                                                  64,603              23,060
                                              ----------          ----------

      Total Assets                            $1,360,732          $  227,624
                                              ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                     NOVEMBER 30, 2000 AND FEBRUARY 29, 2000

                                   Page 2 of 2

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          NOVEMBER 30, 2000   FEBRUARY 29, 2000
                                              (Unaudited)
                                           -----------------   -----------------

CURRENT LIABILITIES:
    Accounts payable                          $  111,923          $   67,385
    Note payable                                  99,982                   -
    Curent portion of long-term debt              22,187                   -
    Due to related party                               -              12,861
    Income tax payable                                 -              63,500
    Accrued liabilities                           69,421             113,004
                                              ----------          ----------

      Total current liabilities                  303,513             256,750
                                              ----------          ----------

LONG-TERM DEBT, net of current portion
  shown above                                    607,882                   -
                                              ----------          ----------

CONTINGENCIES                                          -                   -
                                              ----------          ----------

STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value,
      10,000,000 shares authorized;
      10,000,000 shares issued and
      outstanding                                100,000             100,000
    Additional paid-in capital                 5,385,006           4,705,817
    Accumulated deficit                       (4,737,539)         (4,803,754)
    Less:  Treasury stock - 1,945,871
      and 1,842,228 as of November 30
      and February 29, 2000, respectively       (298,130)                  -
                                              ----------          ----------

      Total stockholders' equity                 449,337               2,063
                                              ----------          ----------

      Total Liabilities and
        Stockholders' Equity                  $1,360,732          $  258,813
                                              ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                   FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                     ENDED NOVEMBER 30,    ENDED NOVEMBER 30,
                                  ---------------------  ----------------------
                                     2000       1999        2,000       1999
                                  ---------  ----------  ----------  ----------

REVENUES                          $ 289,809  $1,649,767  $3,247,187  $4,052,421

BROKERAGE FEES                       94,022     829,546   1,527,031   2,371,578
                                  ---------  ----------  ----------  ----------

REVENUES, NET OF BROKERAGE FEES     195,787     820,221   1,720,156   1,680,843
                                  ---------  ----------  ----------  ----------

OPERATING AND ADMINISTRATIVE
  EXPENSES:
    General and administrative      602,060     528,357   1,872,267   1,461,668
    Depreciation                     12,750      15,187      31,176      19,950
                                  ---------  ----------  ----------  ----------

                                    614,810     543,544   1,903,443   1,481,618
                                  ---------  ----------  ----------  ----------

INCOME (LOSS) FROM OPERATIONS      (419,023)    276,677    (183,287)    199,225
                                  ---------  ----------  ----------  ----------

OTHER INCOME (EXPENSES):
    Interest and other income       211,468       1,030     283,086     138,435
    Interest expense                (20,276)     (4,594)    (33,584)    (12,250)
                                  ---------  ----------  ----------  ----------

                                    191,192      (3,564)    249,502     126,185
                                  ---------  ----------  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES  (227,831)    273,113      66,215     325,410
                                  ---------  ----------  ----------  ----------

INCOME TAXES
    Current tax expense (benefit)  (104,127)     37,042           -      37,042
                                  ---------  ----------  ----------  ----------

NET INCOME (LOSS)                 $(123,704) $  236,071  $   66,215     288,368
                                  =========  ==========  ==========  ==========

PER SHARE EARNINGS OF
    COMMON STOCK AMOUNTS          $   (0.01) $     0.02           0  $     0.03
                                  =========  ==========  ==========  ==========
AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES
    OUTSTANDING                  10,000,000  9,930,000   10,000,000   9,930,000
                                 ==========  =========   ==========   =========


   The accompanying notes are an integral part of these financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                      Common Stock                            Treasury Stock
                               ---------------------------                  --------------------
                              Number     $0.010   Additional                 Number                   Total
                                of        par       Paid-In   Accumulated      of                  Stockholders'
                              Shares     Value      Capital     Deficit      Shares      Cost         Equity
                            ------------------------------------------------------------------------------------
Balance,
  February 28, 1999          9,930,000  $ 99,300  $4,292,876  $(4,906,774)          -  $       -     $(514,598)

Net income for the nine
  months ended
  November 30, 1999                  -         -           -      288,368           -          -       288,368
                            ------------------------------------------------------------------------------------

Balance,
  November 30, 1999          9,930,000  $ 99,300  $4,292,876  $(4,618,406)          -  $       -     $(226,230)
                            ====================================================================================

Balance,
  February 29, 2000         10,000,000  $100,000  $4,705,817  $(4,803,754)  1,842,228  $      -      $   2,063

Revocation of shares
  issued to former
  employees                          -         -           -            -      45,000         -              -

Treasury stock issued
  for notes payable                  -         -     170,000            -     (11,148)        -        170,000

Treasury stock sold
  by the Company                     -         -     509,189            -     (33,250)        -        509,189

Treasury stock purchased
  by the Company                     -         -           -            -      18,541  (298,130)      (298,130)

Contribution of shares to
  Company by shareholders            -         -           -            -      84,500         -

Net income for the nine
  months ended
  November 30, 2000                  -         -           -       66,215                     -         66,215
                            ------------------------------------------------------------------------------------

Balance,
  November 30, 2000         10,000,000  $100,000  $5,385,006  $(4,737,539)  1,945,871 $(298,130)     $ 449,337
                            ====================================================================================

        The accompanying notes are an integral part of this financial statement.

                          LIFE PARTNERS HOLDINGS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                           2000         1999
                                                        ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                   $   66,215   $  288,368
    Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities -
        Depreciation                                        31,176       19,950
        (Increase) decrease in accounts receivable        (189,647)     160,799
        (Increase) decrease in prepaid expenses             (2,113)          91
        (Increase) in advances on premiums                 (36,149)           -
        (Increase) decrease in other assets                (16,752)         708
        Increase (decrease) in accounts payable             31,677       (2,190)
        Increase (decrease) in income taxes payable        (78,087)      37,042
        (Decrease) in accrued liabilities                  (43,583)    (431,994)
                                                        ----------   ----------

      Net cash provided by (used in)
        operating activities                              (237,263)      72,774
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                   (813,884)     (11,062)
                                                        ----------   ----------

      Net cash used in investing activities               (813,884)     (11,062)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances on notes payable                              900,051      (76,270)
    Purchases of treasury stock                           (298,130)           -
    Proceeds from sale of treasury stock                   509,189            -
                                                        ----------   ----------

      Net cash provided by (used in)
        financing activities                             1,111,110      (76,270)
                                                        ----------   ----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                        59,963      (14,558)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                    115,775      171,153
                                                        ----------   ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                       $  175,738   $  156,595
                                                        ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid, net of capitalized amounts           $   33,584   $   12,250
                                                        ==========   ==========

    Income taxes paid                                   $   78,087   $        -
                                                        ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
    During November 2000, the Company converted notes payable totaling $170,000 into 11,148 shares of common stock.


   The accompanying notes are an integral part of these financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000
                                   (UNAUDITED)


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements as of November 30, 2000 and for the three and nine month periods then ended and the three month and nine month periods ended November 30, 1999 have been prepared in accordance with instructions to Form 10QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Also included is the February 29, 2000, balance sheet which has previously been reported on in the Company's Form 10KSB for the fiscal year ended February 29, 2000. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results for the nine-month period are not necessarily indicative of results for the full year. For further information see Management's Discussion and Analysis of Financial Condition and Operating Results.

(2)   CONTINGENCIES RELATED TO PRIVATE PLACEMENT

      During October 2000, the Company undertook a private offering of its common stock and warrants to purchase common stock. Under the offering terms, the Company can sell up to 1,000,000 units at $20 per unit, each of which is composed of a share of restricted common stock and one-half of a warrant to purchase common stock. Each full warrant is exercisable for a period of three years at an exercise price of $25 per share. To place the private offering, the Company contracted with a registered broker-dealer, which receives a commission of 7% of the unit price. As of November 30, 2000, the Company had sold 44,398 shares of common stock and $22,199 warrants for $547,798 and paid commissions of $38,611 on these sales.

      It appears that the sales may not have conformed to the legal requirements for private offerings under the Securities Act of 1933 (the "Act") and applicable state securities laws, resulting in possible violations under the Act and applicable state securities laws. These possible violations could result in the rescission of these sales by the investors and other possible penalties. No accrual has been made in these financial statements regarding the effect of a rescission or the accrual of any penalties as management was not able to determine the amount, if any, of adjustments that might be required.

      While recession of all or substantially all of the sales would result in the Company's having a significantly reduced net worth. Management is of the opinion that most if not all of the investors will not exercise their rights to rescind these purchases.

      To address the possible violations, management plans to take the following steps: (1) to update its disclosure documents; (2) to cause the broker to conduct the offering in conformity with applicable private offering requirements, including requirements relating to the manner of sale and the nature of offerees; and (3) to afford all prior purchasers the choice of rescinding their purchase or subscribing under revised offering terms. The revised offering terms will likely reflect a per unit price and a warrant exercise price of less than $10. The Company anticipates these reductions in light of recent decreases in the marke tprice for its common stock and to induce acceptance of the revised offer.

(3)   OTHER STOCK TRANSACTIONS

      During October 2000, certain key employees contributed a total of 84,500 shares back to the Company as treasury stock for no consideration.

      Commercing in October 2000, the Company commenced purchasing its own shares and placing them into treasury stock. Through November 30, 2000 in a series of 30 transactions, the Company purchased back 18,541 shares of its own common stock for a total consideration of $298,130. The Company has ceased purchasing its own shares and does not anticipate further purchases.

(4)   NOTE PAYABLE

      During November 2000, the Company converted two notes payable totaling $170,000 into 11,148 shares of common stock under the terms of the PPM described above.


(5)   INCOME TAXES

      During the three months ended November 30, 2000, the Company had a $104,127 benefit from income taxes as a result of offsetting the current quarter's losses against prior quarters earnings for which an income tax provision of $104,127 had been accrued.


(6)   OMNIBUS EQUITY COMPENSATION PLAN

      The Company has adopted an Omnibus Equity Compensation Plan. This plan allows the company to issue up to 3,000,000 shares of its treasury stock to its employees and agents at prices and terms to be determined by the Company on the date of issuance.

      As of November 30, 2000, the Company had issued 1,112,772 shares under this plan for which it received notes receivable totaling $9,078 and recognized compensation expense of $2,500.


(7)   RELATED PARTY TRANSACTIONS

      The Company currently operates under an agreement with ESP Communications, Inc. (ESP), which is owned by the wife of the Company's president. Under the agreement, ESP performs specified administrative duties on behalf of the Company concerning post-viaticator contact. In addition, ESP also provides facilities and various administrative personnel for the Company. Either party August cancel the agreement with a thirty-day written notice. The Company currently pays ESP $10,000 on a monthly basis for its services. The Company recorded management services expense concerning this agreement with ESP of approximately $103,500 and $66,500 for the nine months ended November 30, 2000 and 1999, respectively.

(8)   EARNINGS (LOSS) PER SHARE

      Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The number of shares used in the computations were 10,000,000 in 2000 and 9,930,000 in 1999.

      Diluted earnings per share was not computed as of November 30, 2000 as all stock options and warrants and shares held for issuance in connection with the licensee stock reward program were anti-dilutive.


(9)   CONTINGENCIES

      In the opinion of management, no legal matters will have a material impact on the Company's financial statements.


(10)  SUBSEQUENT EVENT

      On December 27, 2000, the Company sold 41,385 shares of restricted common stock in exchange for a one-year 9.5% note payable totaling $300,041. This transaction was made under the terms of the PPM described in Note 1 above.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations

        Statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance; anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets; developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are forward-looking statements" as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involved a number of risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Life Partners does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

        The following discussion is intended to assist in understanding of the Company's financial position as of November 30, 2000, and its results of operations for the three and nine month periods ended November 30, 2000 and 1999. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Life Partners Holdings, Inc.'s annual report on Form 10-KSB for the year ended February 29, 2000.

The Company

        General. Life Partners Holdings, Inc. ("We", the "Company" or "Life Partners") is the parent company of Life Partners, Inc. ("LPI") and Extended Life Services, Inc.("ELSI"). LPI is the oldest and one of the largest viatical settlement companies in the United States. To supplement LPI's viatical business, We acquired ELSI in January 2000 to engage in senior life settlement transactions, a strongly emerging market similar to our viatical settlement business.

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

        The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the three and nine months periods ended

                                            Period Ended               Period Ended
                                          November 30, 1999          November 30, 2000
                                      -------------------------  -------------------------
                                      Three Months  Nine Months  Three Months  Nine Months
Number of settlements                        69           201            13          115
Face value of policies (in `000's)      $ 4,882       $14,684       $   776      $ 8,681
Average revenue per settlement          $23,910       $20,161       $22,293      $28,236
Net revenues derived (in `000's) (1)    $   802       $ 1,681       $   196      $ 1,720

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

In addition, the Company is currently in a transition phase, turning its focus from the purchase of viatical settlements for individual clients to the purchase of senior life settlements for use as collateral for asset backed securities. Senior life settlements are an emerging asset class and will be used in a similar manner as real estate, accounts receivable and other assets in order to securitize investment grade long-term bonds. Although the Company has not yet completed any significant volume of such transactions, the Company is in active discussions with several institutions seeking to access this emerging asset class and to use the Company's established experience and market presence in order to originate and bundle policies which would securitize such long-term bonds. The Company is also in active discussions with reinsurance providers which would enable such bonds to carry the same rating as the reinsurance carrier.

Because the universe of assets which have traditionally securitized such bonds in the past has been on the decline over the past year, the Company believes that the use of senior life settlements as collateral for long-term bonds will become a significant and growing trend in the asset-backed securities market and that the Company is uniquely situated to identify, originate and purchase a substantial portion of the senior life settlements used in such transactions.

The Company also believes that there may be a growing use of senior life settlements as credit enhancement for venture capitalists investing in high risk proposals such as oil and gas exploration, motion pictures and real estate developments. By utilizing part of the venture capital funds for the purchase of senior life settlements, the level of capital risk in the venture can be alemiorated. Such uses might, but would not necessarily require reinsurance.

Comparison Of The Three Months Ended November 30, 2000 And 1999

        The Company reported net loss of $123,704 for the three months ended November 30, 2000, as compared to net income of $236,071 for the three months ended November 30, 1999. This decrease in net income is attributable primarily to the following factors: (1) a 14% increase in general and administrative costs, (2) an 81% decrease in the number of settlements, and (3) an 89% decrease in brokerage fees paid offset in part by (4) a 7% increase in the average revenue per settlement.

        Revenues - Revenues decreased by $1,359,958 or 82% from $1,649,767 in 1999 to $289,809 for the same period in 2000. This decrease was due primarily to an 81% decrease in the number of cases settled from 69 in 1999 to 13 in 2000, and a 7% decrease in the average revenue per settlement from $23,910 in 1999 to $22,293 in 2000. The decrease in the number of settlements was due to management diverting the corporate emphasis to the development of its senior life settlement business.

        Brokerage Fees - Brokerage fees decreased 89% or $735,524 from $829,546 in 1999 to $94,022 in 2000. This decrease is due primarily to a 81% decrease in the number of cases settled combined with an 39% decrease in the average brokerage fees per settlement from $12,022 in 1999 to $7,232 in 2000.

        General and Administrative Expenses - General and administrative expenses increased by 14% or $73,703 from $528,357 in 1999 to $602,060 in 2000.
This increase was due primarily to increases in operational costs related to commencing activity in the senior life settlement market and relating to the relocation of the Company's headquarters from rented property to an office building which it purchased.

        Depreciation Expense - Depreciation expense decreased from $15,187 in 1999 to $12,440 for the comparable three month period in 2000. This decrease was due to the over accrual of depreciation in the third quarter of 1999 to compensate for the under accrual of depreciation in the first two quarters of 1999.

        Interest and Other Income - Interest and other income increased by $210,438 from $1,030 in 1999 to $211,468 in 2000. This increase was due primarily to the collection in 2000 of reimbursements for premium advances totaling $182,358, which had previously been charged to expense. During the comparable period in 1999, the Company did not receive any significant premium reimbursements.

        Interest Expense - Interest expense increased from $4,594 in 1999 to $20,276 for the same three month period in 2000. This increase is due primarily to the addition of debt associated with the acquisition of the Company's office building.

        Income Taxes - An income tax benefit of $104,127 was reported in 2000. This benefit resulted from the offsetting of the current quarter's loss against the income tax liability accrued for the first two quarters earnings. Income tax expense of $37,042 was recognized in the comparable period of 1999.

Comparison Of The Nine Months Ended November 30, 2000 And 1999

        The Company reported net income of $66,215 for the nine months ended November 30, 2000, as compared to net income of $288,368 for the nine months ended November 30, 1999. This decrease in net income is attributable primarily to the following factors: (1) a 28% increase in general and administrative costs and (2) a 43% decrease in the number of settlements, offset in part by (3) a 40% increase in the average revenue per settlement and (4) an 36% decrease in brokerage fees paid.

        Revenues - Revenues decreased by $805,234 or 20% from $4,052,421 in 1999 to $3,247,187 for the same period in 2000. This decrease was due primarily to an 43% decrease in the number of cases settled from 201 in 1999 to 115 in 2000, offset in part by a 40% increase in the average revenue per settlement from $20,161 in 1999 to $28,236 for the comparable nine month period in 2000. The decrease in the number of settlements was due to in part to management's efforts to be more selective in the cases it selected for settlement and in part to management diverting the corporate emphasis to the development of its senior life settlement business.

        Brokerage Fees - Brokerage fees decreased 36% or $844,547 from $2,371,578 in 1999 to $1,527,031 in 2000. This decrease is due to (1) a 43%
decrease in the number of cases settled combined with (2) a 13% increase in the average brokerage fees per settlement from $11,799 in 1999 to $13,279 for the comparable nine month period in 2000. The increase in average brokerage fees per settlement is due primarily to the 40% increase in average settlement revenues per closing.

        General and Administrative Expenses - General and administrative expenses increased by 28% or $410,599 from $1,461,668 in 1999 to $1,872,267 in
2000. This increase was due primarily to increases in operational costs related to commencing activity in the senior life settlement market.

        Depreciation Expense - Depreciation expense increased from $19,950 in 1999 to $31,176 for the comparable nine month period in 2000. This increase is due primarily to the purchase of an office building by the Company in 2000. During 1999, the Company was renting office space.

        Interest and Other Income - Interest and other income increased by 104% or $144,651 from $138,435 in 1999 to $283,086 in 2000. This increase was due primarily to the collections in 2000 of reimbursement for an unusually large premium advance, which had previously been charged to expense.

        Interest Expense - Interest expense increased from $12,250 in 1999 to $33,584 for the same nine month period in 2000. This increase is due primarily to the addition of debt associated with the acquisition of the Company's office building.

        Income Tax Expense - During the first nine months of 2000, the Company did not recognize current income tax expense due to the utilization of loss carryforwards against 2000 taxable income. Income tax expense of $37,042 was recognized in the comparable period of 1999.

Liquidity and Capital Resources

Operating Activities-

The Company has changed its strategic emphasis from the viatical settlement business to the Senior Life Settlement Business. In connection with this change in emphasis, most of the Company's resources have been devoted to locating and arranging for the settlement of Senior Life Settlement policies. This reallocation of resources has resulted in a substantial decrease in the number of viatical settlements from 69 in the three months ended November 30, 1999 to 13 for the same period in 2000.

Management believes that these Senior Life Settlement Policies can be purchased, bundled, securitized, and sold to institutional investors. In order to meet the investment criteria of institutional investors, management believes it is necessary to enhance the credit of these securities by having the payment of these securities guaranteed by a reinsurance company as well as by the Senior Life Settlement Policies which serve as the primary collateral for such securities. At the current time, the Company is in the final stages of negotiating reinsurance on a package of approximately $400 million face value policies with a AAA rated insurance carrier.

Management believes that once this reinsurance policy is in place, it can obtain financing to purchase these policies and will be able to securitize and sell these polices through a major investment banking firm. Management believes the sale of this initial package will result in substantial gross profit to the Company, however, this will be one of the first public offerings of securitized life insurance policies and the Company has no assurance that there is a market for such securities. Management does not anticipate the closing of its first securitization package before the first quarter of the next fiscal year (ended May 31, 2001).

The Company's long term strategy is to continue and expand on the Senior Life Settlement business with a strong emphasis on bundling and securitizing these financial instruments.

Net cash flows used in operating activities for the nine months ended November 30, 200 was $237,236 compared with net cash flows provided by operating activities of $72,774 for the nine months ended November 30, 1999. This decrease in cash flows from operating activities was attributable primarily to (1) a decrease in net income from $288,368 for the nine months ended November 30, 1999 to $66,215 for comparable period in 2000 as the Company began winding down its viatical settlement operations and directing more of its resources to the Senior Life Settlement business and (2) an increase in accounts receivable of $189,647.

Capital Resources and Liquidity

As of November 30, 2000, the Company had working capital of $104,764. Management anticipates that is will be able to generate additional working capital though
(a) future profitable operations including the sale of bundled Senior Life Policies and (b) sales of stock through private placements

Management believes that once it has obtained reinsurance for a securitied package of Senior Life Settlement Policies, it will be able to obtain short term financing to purchase these policies and that once they are purchased and packaged as collateral for an asset backed security, these securities can be sold through a major brokerage firm.

The Company is also attempting to raise funds through private placements of its common stock. During October 2000 the Company undertook a private offering of its common stock and warrants to purchase common stock. Under the offering terms, the Company can sell up to 1,000,000 units at $20 per unit, each of which is composed of a share of restricted common stock and one-half of a warrant to purchase common stock. Each full warrant is exercisable for a period of three years at an exercise price of $25 per share. To place the private offering, the Company contracted with a registered broker-dealer, which receives a commission of 7% of the unit price. As of November 30, 2000, the Company had sold 44,398 shares of common stock and 22,199 warrants for $547,798 and paid commissions of $38,611 on these sales.

It appears that the sales made in reliance on this private placement memorandum may not have conformed to the legal requirements for private offerings under the Securities Act of 1933 (the "Act") and applicable state securities laws, resulting in possible violations under the Act and applicable state securities laws. These possible violations could result in the rescission of these sales by the investors and other possible penalties. No accrual has been made in these financial statements regarding the effect of a rescission or the accrual of any penalties as management was not able to determine the amount, if any, of adjustments that might be required.

Rescission of the sales in full would result in the significantly reduction of the Company's working capital and net worth. Management is of the opinion that most, if not all of the investors will not exercise a rescission of their purchase.

To address  the  possible  violations,  management  plans to take the  following steps: (1) to update its disclosure documents; (2) to cause the broker to conduct the offering in conformity with applicable private offering requirements, including requirements relating to the manner of sale and the nature of offerees; and (3) to afford all prior purchasers the choice of rescinding their purchase or subscribing under revised offering terms.

The revised offering terms will provide for up to $1,000,000 by the issuance of up to 133,334 units of one share and one-half warrant at $7.50 per unit with the warrants to be exercisable at $9.38 per share. Offering period will be for a period end on February 28, 2002. Management anticipates the proceeds will be used for refunds, if any are required, on any prior sales which are rescended and for working capital. The Company has reduced the offering price in light of recent decreases in the market price for its common stock and to induce acceptance of the revised offer.

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

         3. The shareholders approved an amendment to the Articles of Organization to increase in the number of authorized shares from 10,000,000shares to 30,000,000 shares by a vote of 7,775,015 for to 65 against, with 0 abstentions and broker non-votes.

         4. The appointment of Gray & Northcutt, Inc. as independent auditors for the Company for the fiscal year ending February 28, 2001, was ratified by the shareholders by a vote of 7,769,286 for and 5 votes against, with 5,789 abstentions and broker non-votes.

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

January 15, 2001                        Life Partners Holdings, Inc.

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


      Name                            Title                      Date
      ----                            -----                      ----


/s/Brian D. Pardo           President, Principal Executive    January 15, 2001
-----------------
                            Officer, and Director



/s/Jacquelyn Davis          Treasurer                         January 15, 2001
------------------




/s/R. Scott Peden           Corporate Clerk (Secretary),      January 15, 2001
------------------
                            Director