Form 10KSB
period 2001-02-28
LIFE PARTNERS HOLDINGS INC
filed 2001-06-13
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

X      Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
            Act of 1934 For the fiscal year ended: February 28, 2001
                                       or
      Transition  Report  Pursuant  to  Section  13  or 15 (d) of the Securities
                              Exchange Act of 1934

                         Commission File Number: 0-7900

                          LIFE PARTNERS HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                   Massachusetts                  74-2962475
             (State of incorporation)      (I.R.S. Employer ID no.)

                  204 Woodhew
                  Waco, Texas                        76712
   (Address of Principal Executive Offices)        (Zip Code)

          Issuer's telephone number, including area code:  254-751-7797

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  of  issuer  for  year  ended  February  28,  2001:  $3,405,751

Aggregate market value of voting stock held by non-affiliates as of May 23, 2001: $ 42,311,100

Shares  of  Common  Stock,  $.01  par  value,  outstanding  as  of May 23, 2001:
10,000,000

DOCUMENTS  INCORPORATED  BY  REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                          LIFE PARTNERS HOLDINGS, INC.

                         2001 Form 10-KSB Annual Report
                                Table of Contents

Item                                                                        Page
                                     Part I

       Special Note Regarding Forward-Looking Statements                      3
1.     Description of Business                                                3
2.     Description of Properties                                             15
3.     Legal Proceedings                                                     15
4.     Submission of Matters to a Vote of Security Holders                   16

                                     Part II

5.     Market for Our Common Stock and Related Shareholder Matters           16
6.     Management's Discussion and Analysis or Plan of Operation             17
7.     Financial Statements and Supplementary Data                           18
8.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosures                                                 19

                                    Part III

9.     Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(A) of the Exchange Act                     19
10.    Executive Compensation                                                19
11.    Security Ownership of Certain Beneficial Owners and Management        19
12.    Certain Relationships and Related Transactions                        19
13.    Exhibits and Reports on Form 8-K                                      19

       Signatures                                                            21

                                     PART I

Special  Note  Regarding  Forward-Looking  Statements

     Certain statements in this annual report on Form 10-KSB concerning our business prospects or future financial performance; anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involved a number of risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-KSB, particularly in the sections entitled "ITEM 1 - Business - Risk Factors" and "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations". Life Partners Holdings, Inc. does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.


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

     As a leader in the viatical settlement industry for almost a decade, we match viators with viatical settlement purchasers. We facilitate these transactions by identifying, examining and purchasing viatical settlements as agent for the purchasers. LPI locates potential viators through a network of viatical brokers and through referrals and internet and print media advertising. Brokers are typically compensated based on a percentage of the face amount of a viator's policy, which is paid upon the closing of a settlement. We have long-term relationships with most of the country's viatical settlement brokers and believe that these brokers adhere to applicable regulatory requirements when conducting their business. In the fiscal year ended February 28, 2001, broker referrals accounted for 63% of our viatical settlement business, of which

31% was from one broker. We do not consider ourselves to be dependent on any single broker for referrals.

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

     To purchase a viatical settlement, a prospective purchaser first submits a purchaser application (available on our website), which contains name and address and background information. A purchaser will also submit an agency agreement and special power of attorney (also available on our website), which appoints us as a limited agent of the purchaser to act on his or her behalf in purchasing a viatical settlement. Unless specifically waived by a purchaser, the agency agreement limits our authority to policies issued by an insurance carrier having an A.M. Best rating of A- or better, to policies beyond their contestable period (generally two years or older), and to insureds diagnosed as terminally ill and having a probable life expectancy of 48 months or less. We issue each financial planner a user identification number and password which allows access to our restricted website containing lists of available policies and medical case histories (with the viator's name and other identifying information redacted). We also make available to each financial planner standard disclosures discussing the nature and risks of viatical settlement purchases. A purchaser can then, in consultation with his financial planner or other professionals available to them, select one or more policies, specify the portion of the policy or policies to be purchased (to diversify their positions, purchasers generally buy fractional interests in one or more policies and not an entire policy), and submit electronically or by fax a reservation form. At the same time, the purchaser mails or wires the acquisition price and mails or faxes a policy funding agreement to us. The policy funding agreement identifies the policy or policies to be purchased, the acquisition price, the administrative services provided, and the escrow arrangements for receipt and disbursement of funds. In essence, we act upon the instructions of the purchasers as their purchasing agent.

     For the protection of the viator's ownership interest and the purchaser's monetary interest, the viatical settlements are closed through an independent escrow agent, Sterling Trust Co. ("Sterling"), which is a wholly-owned subsidiary of Matrix Bancorp, Inc. (Nasdaq NMS: MTXC). Sterling will close a purchase when it receives from purchasers executed policy funding agreements and the entire acquisition price for a policy, it verifies that the policy is in full force and effect and that no security interest has attached to the policy, and it receives from the viator a transfer of policy ownership acknowledged by the insurance company. Sterling then pays the viator the offer price (net of fees and costs). After the closing, we send confirmation of the transaction to the purchaser as well as a copy of the assignment documents.

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

     We pioneered the foregoing transaction design, which is used by most viatical settlement companies today. Since our formation, we have has assisted in viatical settlements totaling over $329 million in face amount of policies giving us a 40% market share of the estimated $1.25 billion viatical settlement market.

     The following table shows the number of viatical settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for our fiscal years ended February 28, 1999, February 29, 2000 and February 28, 2001:





                                              1999     2000    2001
                                            -------  -------  ------
Number of viatical settlements                 187      257     125
Face value of policies (in '000's)         $29,688  $18,539  $9,282
Acquisition costs (in '000's)(1)           $21,145  $14,507  $6,630
Revenues derived (in '000's) (2)           $ 2,048  $ 2,254  $1,807

_______________

   (1) Acquisition costs include amounts paid to viators, the fees we have received and the fees paid to the escrow agent and to originating financial planners.

   (2)  The  revenues  derived  are  exclusive  of referring broker commissions.

     The Viatical Market and Competition. The market for viatical settlements started in the early 1990's with the beginning of the AIDS epidemic and rapidly grew to a market estimated at $1.2 billion in 1999. In recent years, the market has stabilized due to a number of factors. Factors moderating market growth include an increase in the life expectancy of persons living with AIDS due to improved medical treatments, changes in insurance policies that provide for pre-death cash benefits and the increase of government regulation with respect to viatical settlements.

     Despite these factors, we believe the viatical settlement market will continue to slowly increase due to a number of contravening factors. While newer medical treatments have improved the longevity and quality of life of some, the treatments appear to offer only incremental improvements and do not promise the ability to cure or suspend indefinitely the effects of the terminal illness [AIDS]. The decline in the rates of AIDS incidence appears to be slowing (an 18% decline between 1996 and 1997, 13% between 1997 and 1998, and 1% between 1998 and 1999) as does the number of AIDS deaths (an 18% decline between 1997 and 1998 and 9% between 1998 and 1999), which may suggest that the benefits of newer treatments have been largely realized. The number of people living with AIDS increased 9.5% between 1997 and 1998 and 9.0% between 1998 and 1999, as reported by the U.S. Department of Health and Human Services. Over 90% of the viatical settlements we facilitate are with viators afflicted with AIDS. We have responded to the effects of the newer medical treatments by adjusting our underwriting standards upwards and reducing the offer prices to viators.

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

     The foregoing developments have decreased the number of viatical settlement companies - both those purchasing for their own accounts and those, like us, who act as agents for our purchasers. Industry trade groups estimate the number of viatical companies purchasing for their own account or as agents for purchasers at about 24, and the number of viatical brokers at about
43. Most of these are companies or brokers with small operations and limited capital. We estimate that there are fewer than ten active companies with operations similar to ours. While we believe we are the largest viatical settlement company (based on face value of policies settled), the viatical market is active and we experience substantial competition for new viators and with respect to the prices we pay viators and referring financial planners, and the prices we set for the acquisition of policies. We believe the overall market for viatical settlements should maintain its estimated level of approximately $1.2 billion. In light of our experience in the market, our purchaser network and continued regulatory pressure within the industry (from which we benefit), we believe our market share for viatical settlements will remain steady at between about $10 to $20 million in face amount per year, although in our last fiscal year, we handled only $9.3 million in face amount.

     We believe the viatical market is nearly flat with limited growth potential. In response, we have shifted our focus to the newly emerging senior life settlement business, which we expect will experience explosive and sustainable growth over the next ten years.

     Our New Senior Life Settlement Business. To supplement our viatical settlement operations, we entered the market for "senior life settlements" in 1997 under contract with ELSI. We later acquired ELSI as a wholly-owned subsidiary to focus on this market which Conning & Co., an independent industry analyst, estimates to be in excess of $100 billion in face amount. On behalf of ELSI, we originated, reviewed and underwrote almost $600 million in face value of senior life settlements in 1997. In underwriting these policies, we quantified premium and life expectancy risks, but did not purchase any of the policies for our own account or assume any risk associated therewith. A senior life settlement differs from a viatical settlement in that the insured in a life settlement is not terminally ill, is 65 years of age or older, and has a life expectancy of ten years or more. Senior life settlements appeal to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. The settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed.

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

     Since sellers who participate in a senior life settlement have much longer life expectancies than viators (who are terminally ill), the amount paid to sellers is less than in a viatical settlement - typically 5% to 25% of the policy face value. Policies accepted by us in senior life settlements have a face value of at least $500,000. In determining the price we will offer a senior life seller, we will examine the policy terms to ensure enforceability and transferability and consider the type of policy (such as term, universal or variable life) and future premium payments. Our underwriting department will calculate the seller's remaining life expectancy, based on his or her age and sex and whether the seller uses tobacco products.

     We use a network of referring insurance, legal and financial professionals to originate potential sellers. We have created this network through direct contact with managing general insurance agents as well as other insurance and financial professional contacts as well as by word-of-mouth contacts. We also use print media advertising and our internet website.

     Since senior life settlements are long-term investments (typically averaging 8-10 years), the predominant purchasers of senior life settlements are institutional investors seeking long-term, portfolio diversity. These settlements represent an investment alternative since their yields are not dependent upon the domestic and global debt markets or interest rate fluctuations. For this reason, we established a division dedicated exclusively to attracting and interacting with large financial institutions. Our institutional division is managed by an executive experienced in the capital markets. We believe that our institutional funding division will have the capacity to place in excess of $4.0 billion in face amount per year with institutional investors through direct purchases and/or securitizations of bond portfolios.

     As of this date, ELSI is receiving senior life settlement applications totaling approximately $10.0 million per day in face amount of policies and we expect this amount to increase. However, many of these policies may not pass our underwriting standards for one reason or another. Therefore, our ability to reach our goal of $1.0 billion dollars of face value of policies is dependent upon the ratio of policies presented to those which pass our underwriting standards, the ratio of sellers that accept our offer price and the ratio of policies ultimately accepted for purchase by the institution.

     We intend to use procedures to facilitate senior life settlements that are substantially similar to the procedures we use in viatical settlements. Sterling Trust will act as escrow agent and will confirm receipt of the acquisition funds and all necessary agreements and authorizations, and verify that the policy is fully paid and that no security interest has attached. When Sterling Trust completes these tasks, it will distribute funds to the seller and to us and send a purchase confirmation to the purchaser. Unlike with viatical settlements, the purchasing institutions will generally hold title to the policies and perform all post-sale services, such as the payment of premiums and mortality tracking. We can perform post-sale services upon request.

     Although we have not consummated any of these senior life settlements to date, we have directed a substantial amount of our corporate resources to preparing for such purchases by institutional purchasers. We are now in the final stages of arranging for these types of purchases which will utilize pools of senior life settlements as collateral for bonds. We believe this emerging asset class will become more widely utilized by institutions as collateral for securitized transactions and that we stand in an excellent position to capitalize on the use of senior life settlements in this way.

     The Senior Life Market and Competition. The market for senior life settlements is new, first appearing in 1997. Despite its newness, Conning & Co., an independent industry analyst, has estimated the total face amount of senior life settlements purchased in 1998 at $0.5 billion and the potential market for senior life settlements at over $100 billion. The attraction for senior life brokers and settlement companies lies in the potential size of the market. The market is expected to grow given predicted increases in the aging population and their greater economic wealth.

     Most of the senior life settlement purchases are presently conducted by fewer than ten companies. Of these, one is a subsidiary of a large financial institution and has ready access to capital. [We are dependent upon outside sources of capital for growth in this market. Failure to secure an institutional purchaser could significantly affect our ability to compete in this market.]

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

INDUSTRY  REGULATION  AND  TAXATION

     General. When the viatical market first arose, it was sparsely regulated. Due in part to abuses within the industry, which were well-publicized, both the Federal government and various states moved to regulate the market in the mid-1990's. The regulations generally took two forms. One sought to apply consumer protection-type regulations to the market. This application was designed to protect both viators and purchasers. Another sought to apply securities regulations to the market, which was designed to protect purchasers. Various states have also used their insurance regulations to attack instances of insurance fraud within the industry.

     Consumer Protection Licensing. The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (NAIC). At least 35 states have now adopted some version of this model law or another form of regulation governing viatical settlement companies in some way. These laws generally require the licensing of viatical providers and brokers, require the filing and approval of viatical settlement agreements and disclosure statements, describe the content of disclosures that must be made to potential viators, describe various periodic reporting requirements for viatical settlement companies and prohibit certain business practices deemed to be abusive.

     Licensing in Texas. We are licensed by the Texas Department of Insurance. Under the Texas requirements, we must file our transaction documents with the state for approval, make certain disclosures to viators, offer a 15 day right of rescission to the viator, file certain annual reports with the state, and prohibit unfair business practices. Because all of our transactions occur in Texas, the Department of Insurance has jurisdiction to investigate complaints from any viator, irrespective of the state in which that viator lives.

     In 1999, Texas became the first state to regulate life settlements as well as viatical settlements. The Texas regulatory scheme for life settlements is similar to the regulatory scheme applicable to viatical settlements. It requires licensing of providers and brokers, implements various reporting requirements and mandates required disclosures. Life Partners is licensed with the State of Texas as a life settlement company.

     Securities Regulations. Despite the apparent success of consumer protection-type laws in regulating the viatical industry, some states and the Securities and Exchange Commission have attempted to treat viatical settlements as securities under Federal or state securities laws. How viatical settlements will be regulated as securities and the effect of such regulation on the market is uncertain. Such regulation will not significantly affect senior life settlements involving institutional purchasers, either because of exemptions from registration available in institutional transactions or because the settlements collateralized bond transactions that are registered or exempt from registration. In 1994, we were sued by the SEC, which asserted that we were violating Federal securities laws by selling interests in life insurance policies. In 1996, we received a favorable decision from the U.S. Court of Appeals for the District of Columbia, which ruled that our sales were not securities under the Federal securities laws. The SEC's request for rehearing was denied. The SEC did not appeal the decision to the U.S Supreme Court and the SEC's case was dismissed with prejudice in 1997. In early 1999, the California Department of Securities issued a cease and desist order against us based on similar assertions. However, at our challenge, the order was immediately lifted and we continue to facilitate viatical settlements with purchasers residing in California.

     At least 11 states have amended their securities laws to define viatical settlements as securities. Some other states have asserted that viatical settlements are securities and announced their intention to regulate the offer and sale viatical settlements. To avoid these developments, we do not perform services for investors in these states, unless it is for an entity which has properly registered the viatical settlements as securities or complies with an exemption to that state's securities laws. Federal and state securities laws also provide private remedies, which permit individuals to sue under such laws if they can establish that the settlements are securities. We have recently encountered one such action. Having successfully defended an action by the SEC alleging the settlements were securities, we believe that we will prevail in suits alleging the sale of "securities", but can not give assurance that state regulators or private individuals will not file these types of actions in the future. See Item 3. Legal Proceedings.

     We believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry. The widespread application of securities laws would, as a practical matter, prevent us and other viatical settlement companies from marketing settlements with little or no benefit to purchasers. Currently, the vast majority of purchasers are sophisticated individuals who have little need for the protections afforded by the securities laws. At this point, the possible application of such laws has not had an adverse, material effect on our business, but we cannot give assurance that our business would not be materially and adversely impacted by a securities-based action.

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

     Taxation. In 1996, Congress passed the Health Insurance Portability and Accountability Act. This act exempts from taxation proceeds received in a viatical settlement paid to terminally ill viators (those having a life expectancy of 24 months or less) and chronically ill viators (those who are incapable of at least two daily-living activities, such as eating and bathing, and require supervision). The tax exemption applies only if the viatical settlement company is licensed in the state in which the viator resides, or if the viator resides in a state that does not license viatical companies, if the viatical company can certify that it complies with the model act provisions. Because we are licensed in Texas, we believe that, under 1996 act, qualifying viators will not be subject to federal income tax from viatical settlements that we facilitate. Since most states follow the Federal income tax definitions, the receipt of settlement proceeds is generally exempt for state income tax purposes also.

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

EMPLOYEES

     As of February 28, 2001, we had 24 direct employees, none of whom are represented by a labor union, as well as over 1,000 licensees who act as independent contractors. We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory.

MORE  ABOUT  LIFE  PARTNERS

     Life Partners is the successor name to IGE, Inc., a publicly held, Massachusetts corporation that was formed in 1971, but had been dormant and without operations since 1985. On January 21, 2000, IGE, Inc. acquired LPI in a share exchange and its name was then changed to Life Partners. Prior to January 21, 2000, we were a privately held corporation. Our executive offices are located at 204 Woodhew, Waco, Texas 76712 and our telephone number is 254-751-7797. Our websites are www.lifepartnersinc.com, www.lpi-investments.com
                                -----------------------  -----------------------
and  www.lphiseniorsettlements.com
     -----------------------------

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

     In the senior life market, we rely primarily on insurance professionals to refer potential sellers to us. We typically compensate these professional upon closing. Our ability to maintain these relationships will depend upon our closing rates and the level of compensation we pay to the referring professional. The compensation paid to the referring professional will affect the offer price to the seller and the compensation we receive. We must balance these interests successfully to build our referring network and attain greater profitability.

OUR SUCCESS IN THE SENIOR LIFE SETTLEMENT MARKET DEPENDS ON INSTITUTIONAL SOURCES OF CAPITAL

     We entered the senior life market at its inception in 1997 under contract for ELSI. On behalf of ELSI, we originated, reviewed and underwrote almost $600 million in face value of senior life settlements in 1997. In underwriting these policies, we quantified premium and life expectancy risks, but did not purchase any of the policies for our own account or assumed any risk associated therewith. Since 1997, we have shifted our corporate focus to the senior life market by soliciting senior life sellers, creating a senior life referral network, and establishing a division dedicated exclusively to attracting and interacting with large financial institutions. To date, we have not consummated any of these senior life settlements.

     In dealing with senior life settlements, we intend to "securitize" the settlements by pooling large amounts of senior life settlements, which will collateralize bonds to be sold to institutional investors. Our approach depends substantially upon our ability to secure one or more underwriters to market the bonds and the development of an institutional market for the bonds. While we have conducted extensive discussions with several investment firms to lead a bond issue, we do not have a commitment for a bond offering. To our knowledge, no one has successfully conducted a bond offering securitizing senior life settlements. While we believe the senior life settlements are well suited for this use and have devoted substantial resources to pursuit of this approach, we cannot assure you that an underwriter will commit to the bond issue or that the bond issue will create sufficient institutional interest.

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

     WE DEPEND ON GROWTH IN THE SENIOR LIFE SETTLEMENT MARKET

     We believe the viatical market is firm and will provide a stable base for our operations. Our growth, however, will depend on growth in the senior life settlement market. The senior life market is new and its growth uncertain. The senior life market may fail to grow due to a variety of factors, including:

     - the inability to locate sufficient numbers of senior life sellers;

     - the inability to convince potential sellers of the benefits of senior life settlements;

     -     the  inability  to  attract  institutional  purchasers;

     - the failure to develop adequate financial risk management mechanisms, such as reinsurance or hedging arrangements, to mitigate "life extension" risks,

     - competition from life insurance companies offering comparable products;

     - the occurrence of illegal or abusive business practices resulting in negative publicity about the market; and

     -     the  adoption  of  burdensome  governmental  regulation.

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

     If we underestimate the average life expectancies, our purchasers will not realize the returns they seek and will invest their funds elsewhere. Our ability to accurately predict life expectancies is affected by a number of factors, including:

     - the accuracy of our actuarial and other historical data, which must sufficiently account for factors including an insured's age, medical condition, life habits (such as smoking), and geographic location;

     - our ability to anticipate and adjust for trends, such as advances in medical treatments, that affect life expectancy data; and

     - our ability to balance competing interests when pricing settlements, such as the amounts paid to viators or senior life sellers, the acquisition costs paid by purchasers, and the compensation paid to ourselves and our referral networks.

     To foster the integrity of our pricing systems, we use both in-house and outside experts, including a medical doctor and published actuarial data. We cannot assure you that, despite our experience in settlement pricing, we will not err in underestimating average life expectancies. If we do so, we could lose purchasers and the loss of purchasers could have a material adverse effect on our business, financial condition and results of operations.

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

GOVERNMENT REGULATION COULD NEGATIVELY IMPACT OUR BUSINESS

     We are licensed in the State of Texas as a viatical settlement company and as a senior life settlement company. The Texas licensing laws and regulations are based in part on a model law and regulations promulgated by the National Association of Insurance Commissioners. At least 28 other states have now adopted some version of this model law or another form of regulation governing viatical settlement companies in some way. These laws generally require the licensing of viatical providers and brokers, requires the filing and approval of viatical settlement agreements and disclosure statements, and describes the content of disclosures that must be made to potential viators, describes various periodic reporting requirements for viatical settlement companies and prohibits certain business practices deemed to be abusive.

     The Federal Securities and Exchange Commission and certain states have also attempted to regulate the industry through the application of Federal and state securities laws. In a suit filed against us, the SEC's attempts to apply the securities laws were rebuffed by the U.S. Court of Appeals for the District of Columbia, which ruled that our transactions were not securities under the Federal securities laws. Based on this ruling, the SEC has discontinued any further attempts to apply the Federal securities laws to viatical settlements as transacted by us. The Court of Appeals decision was based on federal law and, while persuasive authority, is not binding upon the states. Several states have indicated that they may apply their securities laws to include viatical settlements. In addition, both Federal and state securities laws provide private remedies, which permit individuals to sue under such laws if they can establish that the settlements are securities. We have recently encountered one such action. To our knowledge, no state or private individual has yet attempted to apply its securities laws to senior life settlements, but such application is possible and could occur in the future. See Item 3. Legal Proceedings.

     While we welcome reasonable regulation of the viatical and senior life markets and believe that such regulation will benefit these markets, attempts to regulate these markets through application of their securities laws - either through actions by state agencies or private individuals - may adversely affect the markets. We cannot assure you that we will not encounter regulatory difficulties in the future, some of which could have a material adverse effect on our business. In addition, government regulation could affect our referral networks or settlement purchasers, which could in turn have a material adverse effect on our business.

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

OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER BENEFICIALLY OWNS 54.5% OF OUR COMMON STOCK AND, AS A RESULT, CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR COMPANY

     Mr. Brian D. Pardo, our Chairman and Chief Executive Officer, beneficially owns approximately 54.5% of our common stock. He will be able to control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Life Partners, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

OUR STOCK IS THINLY TRADED AND THE STOCK PRICE MAY BE VOLATILE

     Our common stock is traded on the Nasdaq OTC Bulletin Board, which is a quotation service facilitating trades in over-the-counter equity securities. The OTC Bulletin Board is generally the market for any security that is not listed or traded on Nasdaq or a national securities exchange. The OTC Bulletin Board does not provide the same qualitative standards available with Nasdaq or the national securities exchanges, order execution is manually processed, and as a result the trading and pricing of these securities is not as efficient as Nasdaq or the national securities exchanges. Our share price during the last 90 days has averaged about $7.00 per share, giving us a market capitalization of approximately $60 million. During February 2001, an institution purchased 485,000 shares at various prices between $9.00 and $9.50 per share. Our total share volume for April 2001 was approximately 55,200 shares. The trading volumes are thin and the market presently offers shareholders little or no liquidity.

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

WE HAVE RECENTLY SOLD STOCK IN PRIVATE OFFERINGS UNDER REGISTRATION EXEMPTIONS IN FEDERAL AND STATE SECURITIES LAWS; COMPLIANCE WITH REGULATORY REQUIREMENTS MAY BE SUBJECTIVE

     Between September 2000 and January 2001, we sold in a private placement 37,583 shares of our restricted common stock and warrants to purchase common stock for $541,518 (net of cost). We subsequently concluded that these sales might not have conformed to the legal requirements for private placement under the Securities Act of 1933 (the "Act") and applicable state securities laws. To address this possibility, we offered purchasers the opportunity to rescind the sales or to receive additional shares and warrants in a new private placement at a lower purchase price. All but purchasers of 400 shares chose to participate in the new private placement and received an additional 34,245 shares of restricted common stock and 17,123 warrants without additional consideration. We sold an additional 56,200 shares of restricted common stock and 28,100 warrants to new investors in the second private placement for $391,995 (net of cost). During this period, we issued 44,481 shares of restricted common stock to two related parties in exchange for the conversion of notes payable by us in the amount of $420,000, and issued 41,385 shares of restricted stock to a corporation in exchange for a one-year note receivable in the amount of $300,041. We recently issued 1.0 million shares of restricted common stock for $4.65 million (net of costs) to certain institutional investors.

     We issued these shares in reliance upon the private offering exemptions under the Act and under applicable state securities laws. While we believe we have satisfied all applicable legal requirements, the availability of a private offering exemption is conditioned upon certain requirements that are subjective, such as our reliance upon investor representations of financial and investment suitability, our reliance upon the activities of selling brokers, and the degree of required disclosures. Because of the subjective nature of these requirements, we cannot be certain that we have satisfied all applicable legal requirements for the private offering exemptions.

ITEM 2. DESCRIPTION OF PROPERTIES

     Our corporate offices are located at 204 Woodhew in Waco, Texas. We own
1.068 acres at this location and our offices occupy the entire 12,012 square foot office building, which was built on the lot in 1986. We pay a mortgage payment of $6,638.46 per month on this property. The note carries a fixed interest rate of 9.25% with a full amortization period of 15 years.

ITEM 3. LEGAL PROCEEDINGS

     On September 28, 2000, Bobbie J. Griffitts filed suit in the District Court of McLennan County, Texas, on behalf of herself and all others similarly situated, against Life Partners, Inc.

     Plaintiff is a purchaser of two viatical settlements. She alleges that LPI has violated the registration requirements of the Texas Securities Act by selling viatical settlements that are "securities" under the Texas Securities Act and are unregistered. The complaint seeks certification as a class action on behalf of a class consisting of all purchasers of viatical settlements within the three years preceding the filing of the suit. The complaint seeks a judgment compelling LPI to rescind all viatical settlement sales during the three-year period, costs and attorney's fees. The registration claim is the sole claim alleged in the complaint. The Court has not certified the action as a class action and we have pending a summary judgment motion to dismiss the suit.

     We believe that our viatical settlements are not securities under the Texas Securities Act and thus the plaintiff's complaint is without merit as a matter of law. For the suit to proceed, the plaintiff must establish that our viatical settlements are "securities". In 1996, the United States Court of Appeals for the District of Columbia determined in SEC v. Life Partners, Inc. (87 F.2d 536, rehearing denied, 102 F.3d 587 D.C.Cir.1996) that the viatical settlements sold by us were not securities under the Federal Securities Act. While this decision is not binding on the Texas court, Texas courts have held the definitions of

"securities" under the Federal Securities Act and the Texas Securities Act to be virtually the same, and we believe the Court of Appeals' decision will be highly persuasive. A motion hearing is set for June 22, 2001, at which the issue of whether our viatical settlements are securities will be presented. We intend to vigorously defend this suit and our counsel has advised us that the likelihood of an unfavorable outcome is remote. It should be noted, however, that the outcome of any litigation is by its nature unpredictable, and we cannot assure you that we will ultimately prevail.

     LPI is a defendant in an action styled Hawthorne v. Life Partners, Inc., which was filed in Superior Court of San Luis Obispo County, California (Case No. CV 000938). Plaintiff alleges that she was defrauded by her investment advisor when she purchased approximately $160,000 of viatical settlements. Plaintiff further alleges that the advisor was an agent of LPI. Although the case is in the preliminary stages, we deny liability and intend to pursue our defense vigorously.

     LPI is also the defendant in an action styled State of Texas v. Life Partners, Inc., filed in the District Court of Travis County, Texas (Case No. GV 100564). Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and restitution to the affected individuals. The case was recently filed and is in the very preliminary stage. We intend to meet with Plaintiff to discuss resolution of the matter, but believe that we have not violated the DTPA and that the applicable statute of limitations would preclude most of the possible claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of the Company's security holders.

                                     PART II

ITEM  5.  MARKET  FOR  OUR  COMMON  STOCK  AND  RELATED  SHAREHOLDER  MATTERS

     Market Information. On May 23, 2001, there were approximately 105 shareholders of record of our Common Stock. Most of our common stock is held beneficially by broker/dealers. We believe that there are approximately 300 beneficial owners of shares of our common stock who hold in street name through brokers. After our share exchange transaction on January 21, 2000, with our predecessor, I.G.E., Inc., our common stock began trading on the Nasdaq OTC Bulletin Board under the symbol "LPHI". Prior to January 21, 2000, the I.G.E. common stock was listed on the Nasdaq OTC Bulletin Board under the symbol "IGEE". I.G.E. was a "blank check" company with no operating business and no income from operations. Prior to January 21, 2000, the I.G.E. common stock traded, if at all, at nominal volumes and values, and we have not presented market information for the prior periods believing such information is not meaningful.

     The following table sets forth the high and low closing bid prices per share of our common stock for each full quarterly period during the two most recent fiscal years (beginning January 21, 2000) as reported by the Nasdaq OTC Bulletin Board. Bid prices for the Nasdaq OTC Bulletin Board reflect inter-dealer prices, do not include retail mark-ups, mark-downs and commissions, and do not necessarily reflect actual transactions.



                                  FISCAL YEAR ENDED

                                                               FEBRUARY 29, 2000
                              FEBRUARY 28, 2001             (FROM JANUARY 21, 2000)
                          ------------------------         --------------------------
                         HIGH                   LOW                HIGH       LOW
                  ------------------  ------------------          ------     ------
  First quarter.  $            32.00  $                 11.00     n/a         n/a
  Second quarter  $            24.50  $                 15.75     n/a         n/a
  Third quarter.  $            18.50  $                 12.38     n/a         n/a
  Fourth quarter  $            12.25  $                  6.50    $32.00        $0


     On May 23, 2001, the last reported sale price of our common stock on the Nasdaq OTC Bulletin Board was $9.75 per share.

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

COMPARISON OF YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 28, 2000

     The Company reported a net loss of $(841,555) for the year ended February 28, 2001, as compared to net income of $103,020 for the year ended February 29, 2000. This decrease in net income is attributable primarily to the following factors: (1) a 51% decrease in the number of settlements, (2) a 19% increase in average brokerage fees per settlement from $10,777 in 2000 to $12,789 in 2001, and (3) a 13% increase in general and administrative costs, and (4) accrued contingency costs totaling $450,000. The decrease was offset in part by (1) a 149% increase in interest and other income and (2) a 39% increase in average revenues per settlement.

     Revenues - Revenues decreased by $1,617,638 or 32% in 2001 as compared with 2000. This decrease was due primarily due to a 51% decrease in the number of settlements offset in part by a 39% increase in the average revenue per settlement from $19,546 in 2000 to $27,246 in 2001. The decrease in the number of settlements was due to management's efforts to convert more activity to senior life settlements and to be more selective in the cases it selected for settlement.

     Brokerage Fees - Brokerage fees decreased 42% or $1,171,198 from $2,769,813 in 2000 to $1,598,615 in 2001. This decrease is due to primarily to a 51% decrease in the number of settlements offset in part by a 19% increase in average brokerage fees expense per settlement from $10,777 in 2000 to $12,789 in 2001. The increase in the average brokerage fees per settlement was due primarily to a 19% increase in the average revenue per settlement.

     General and Administrative Expenses - General and administrative expenses increased by 13% or $277,259 from $2,181,958 in 2000 to $2,459,217 in 2001. This increase was due primarily to salaries and the Company's increase in staff in preparation for acceleration of its senior life settlements business.

     Interest and Other Income - Interest and other income increased by 149% or $195,272 from $130,726 in 2000 to $325,998 in 2001. This increase was due primarily to the repayment of premium advances totaling $188,473, which had been fully reserved.

     Accrued Contingency Costs - The Company has created a reserve for contingent claims and related costs of $450,000 as of February 28, 2001. The contingent claims relate to certain litigation against LPI. The reserve amount provides for amounts that might be paid in settlement and for estimated litigation costs and professional fees that might be charged.

     Interest Expense - Interest expense increased by $37,572 from $11,392 in 2000 to $48,964 in 2001. This increase is due primarily to the loan associated with the acquisition of land and buildings by the Company during fiscal 2001.

     Income Taxes - The Company had an income tax benefit of $27,244 in 2001 as compared to income tax expense of $61,880 in 2000. This benefit resulted from the generation of operating losses during 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities - Net cash flows used in operating activities for the fiscal year ended February 28, 2001 was $(667,324) compared with net cash flows used in operating activities of $(27,416) during the fiscal year ended February 29, 2000. This decrease in cash flows from operating activities was attributable primarily to the following factors: (1) net losses of $(841,555) for the fiscal year ended February 28, 2001, (2) decreases in accounts payable and income taxes payable $(100,046) and (3) a $73,683 increase in other assets, offset in part by
(4) an increase of $365,987 in accured liabilties. We anticipate a modest increase in net cash flow from viatical settlement activities and substantial cash flows from operating activities related to senior life settlements. We anticipate completing the purchase of one or more pools of senior life settlement policies to be used in an asset backed security by the end of this fiscal year.

     Investing Activities - During the fiscal year ended February 28, 2001, the Company invested $814,191 in land and buildings, equipment, and transportation equipment. Of this amount $640,000 was financed.

     Financing Activities - During the fiscal year ended February 28, 2001, the Company generated $1,038,017 in cash flows from financing activities. The Company received loan advances totaling $426,672 of which $420,000 was converted during the year to common stock. In addition, the Company sold additional common stock for $933,513. These sources of funds from financing activities were offset in part by the acquisition of treasury stock in the amount of $308,986 and principal payments on notes payable in the amount of $13,182.

     The Company's strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses.

CAPITAL REQUIREMENTS AND RESOURCES

     At February 28, 2001 the Company had a working capital deficit of $(151,919). Management anticipates returning the Company to a profitable level of operations during fiscal 2002. During the third and fourth quarters of fiscal year 2001, the Company privately placed 127,761 shares of its common stock for net proceeds of $933,513 and converted outstanding notes having a face amount of $420,000 for 44,481 shares. These transactions were partially offset by the Company's purchase of 19,401 shares of treasury stock for $308,986 during the periods. In addition, subsequent to year end, the Company obtained an additional net capital infusion of $4.65 million in return for the private placement of 1,000,000 treasury shares to institutional investors. We believe that this capital infusion is more than sufficient to meet our anticipated operating needs over the next 24 months even without any revenue from either viatical or life settlement transaction fees.

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

                                  EXHIBIT INDEX
                             DESCRIPTION OF EXHIBIT




NUMBER                  DESCRIPTION
------                 ------------
3.1            Articles of Incorporation, dated May 20, 1971 (1)
3.2            Bylaws (1)
4.1            Form of stock certificate for our common stock (1)
10.1           Share exchange agreement between I.G.E., Inc. and us dated January 18, 2000  (1)
10.2           LPHI Licensee Incentive Stock Reward Plan (1)
21             Subsidiaries of the Issuer


     (1) These exhibits were filed with the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000, and are incorporated by reference herein.

(b) Reports on Form 8-K:

     We filed no Form 8-K's during the quarter ended February 28,2001.

                                   SIGNATURES

                                   By: /s/  Brian  D.  Pardo
                                      ------------------------
                                          Brian  D.  Pardo
                                   President and Chief Executive Officer


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/  Brian  D.  Pardo         President,  Principal  Executive   May  29,  2001
---------------------         Officer,  and  Director

/s/  Jacquelyn  Dav           Treasurer                          May  29,  2001
-------------------------

/s/  R.  Scott  Peden         Corporate  Clerk (Secretary),      May  29,  2001
---------------------         Director

ITEM  7.



                          LIFE PARTNERS HOLDINGS, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                          YEARS ENDED FEBRUARY 28, 2001
                              AND FEBRUARY 29, 2000

                                TABLE OF CONTENTS




INDEPENDENT  AUDITORS'  REPORT
     ON  FINANCIAL  STATEMENTS                              F-1

FINANCIAL  STATEMENTS

Consolidated  Balance  Sheet                                F-2

Consolidated  Statements  of  Operations                    F-4

Consolidated  Statements  of  Shareholders'  Equity         F-5

Consolidated  Statements  of  Cash  Flows                   F-6

Notes  to  Consolidated  Financial  Statements              F-8

                          INDEPENDENT AUDITORS' REPORT
                         ------------------------------


To the Board of Directors
Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheet of LIFE PARTNERS HOLDINGS, INC. as of February 28, 2001, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended February 28, 2001 and February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Life Partners Holdings, Inc. as of February 28, 2001, and the results of its operations and its cash flows for the years ended February 28, 2001 and February 29, 2000, in conformity with accounting principles generally accepted in the United States of America.


                             GRAY & NORTHCUTT, INC.




April 24, 2001,
except for Notes 11 and 12,
as to which the date is June 6, 2001.

                           LIFE PARTNERS HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2001


                                     ASSETS

CURRENT  ASSETS:





   Cash                                                             $  312,277
   Due from officers and shareholders                                   20,893
   Current portion - long-term notes receivable                          3,419
   Prepaid income taxes                                                 47,704
   Prepaid expenses                                                      8,910
                                                                    ----------

     Total current assets                                              393,203
                                                                    ----------





PROPERTY AND EQUIPMENT:
   Land and building                                                   803,328
   Machinery and equipment                                              50,322
   Transportation equipment                                            173,775
                                                                    ----------

                                                                     1,027,425
   Accumulated depreciation                                           (162,827)
                                                                    -----------

                                                                       864,598
                                                                    -----------

OTHER ASSETS
   Notes receivable, net of current portion, shown above,
     and allowance for bad debt of $40,798                               6,297
   Advances of premiums, net of reserve for uncollectable advances
     of $215,525                                                        63,198
   Other                                                                27,248
                                                                    -----------

                                                                        96,743
                                                                    -----------

                                                                    $1,354,544
                                                                    ===========


                See accompanying notes to financial statements.

                           LIFE PARTNERS HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2001


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:

CURRENT LIABILITIES:
   Accounts payable                                  $    43,700
   Current portion of long-term debt                      22,431
   Accrued contingencies costs                           454,078
   Accrued liabilities                                    24,913
                                                     -----------

     Total current liabilities                           545,122
                                                     -----------

LONG-TERM DEBT, NET OF CURRENT PORTION SHOWN ABOVE       604,387
                                                     -----------

CONTINGENCIES                                                  -
                                                     -----------

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value, 10,000,000 shares
     authorized; 10,000,000 shares issued                100,000
   Additional paid-in capital                          6,359,371
   Accumulated deficit                                (5,645,309)
   Less:  Note receivable issued for common stock       (300,041)
   Less:  Treasury stock - 1,410,151 shares             (308,986)
                                                     ------------

                                                         205,035
                                                     ------------

                                                     $ 1,354,544
                                                     ============



                 See accompanying notes to financial statements.

                               LIFE PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED FEBRUARY 28, 2001 AND
                                FEBRUARY 29, 2000






                                            2001         2000
                                         -----------  -----------
REVENUES                                 $3,405,751   $5,023,389

BROKERAGE FEES                            1,598,615    2,769,813
                                         -----------  -----------

REVENUES, NET OF BROKERAGE FEES           1,807,136    2,253,576
                                         -----------  -----------

OPERATING AND ADMINISTRATIVE EXPENSES:
   General and administrative             2,459,217    2,181,958
   Depreciation                              43,752       26,052
                                         -----------  -----------

                                          2,502,969    2,208,010
                                         -----------  -----------

INCOME (LOSS) FROM OPERATIONS              (695,833)      45,566
                                         -----------  -----------

OTHER INCOME (EXPENSES):
   Interest and other income                325,998      130,726
   Accrued contingency costs               (450,000)           -
   Interest expense                         (48,964)     (11,392)
                                         -----------  -----------

                                           (172,966)     119,334
                                         -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES          (868,799)     164,900
                                         -----------  -----------

INCOME TAXES
   Current tax expense (benefit)            (27,244)      61,880
                                         -----------  -----------

                                            (27,244)      61,880
                                         -----------  -----------

NET INCOME (LOSS)                        $ (841,555)  $  103,020
                                         ===========  ===========

PER SHARE EARNINGS OF
   COMMON STOCK AMOUNTS                  $    (0.10)  $     0.01
                                         ===========  ===========
AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING.         8,412,100    7,086,718
                                         ===========  ===========


                See accompanying notes to financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000





                                Common Stock
                                ------------
                              Number    $0.010        Additional                                Treasury Stock           Total
                                                                                                ---------------
                                of       par           Paid-In    Accumulated      Note       Number of             Shareholders'

                              Shares    Value (1)     Capital (1)   Deficit      Receivable    Shares       Amount      Equity
                            ----------  ----------  ------------  ------------  ------------  -----------  ----------  ----------
Balance,
  February 28, 1999          9,930,000  $   99,300  $  4,292,876  $(4,906,774)  $         -            -   $       -   $(514,598)

Common stock issued
  for note payable              70,000         700       401,363            -             -            -           -     402,063

Contribution of treasury
  shares from existing               -           -             -            -             -    3,000,000           -           -
  shareholders

Proceeds from the
  sale of treasury                   -           -        11,578            -             -   (1,395,356)          -      11,578
  stock

Net income for the
  year ended
  February 29, 2000.                 -           -             -      103,020             -            -           -     103,020
                            ----------  ----------  ------------  ------------  ------------  -----------  ----------  ----------

Balance,
  February 29, 2000.        10,000,000     100,000     4,705,817   (4,803,754)            -    1,604,644           -       2,063

Treasury stock issued
  for notes payable                  -           -       420,000            -             -      (44,481)          -     420,000

Contribution of stock.               -           -             -            -             -       75,000           -           -
  by employees

Treasury stock sold.                 -           -       933,513            -             -      (93,783)          -     933,513
  for cash

Treasury stock                       -           -             -            -             -       19,401    (308,986)   (308,986)
  purchased

Treasury stock sold
  for note                           -           -       300,041            -      (300,041)     (41,385)          -           -
  receivable

Return of stock to
  Employees                          -           -             -            -             -      (75,000)          -           -

Issuance of additonal
  shares of treasury stock
  for adjustments to                 -           -             -            -             -      (34,245)          -
  purchase price

Net loss for the
  year ended
  February 28,2001                   -           -             -     (841,555)            -            -           -    (841,555)
                            ----------  ----------  ------------  ------------  ------------  -----------  ----------  ----------

Balance,
  February 28,2001          10,000,000  $  100,000  $  6,359,371  $(5,645,309)  $  (300,041)   1,410,151   $(308,986)  $ 205,035
                            ==========  ==========  ============  ============  ============  ===========  ==========  ==========


                See accompanying notes to financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED FEBRUARY 28, 2001 AND
                                FEBRUARY 29, 2000




                                                             2001        2000
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $(841,555)  $ 103,020
   Adjustments to reconcile net income to
     net cash used in operating activities -
       Depreciation                                          43,752      26,052
       (Increase) Decrease in accounts receivable            (3,660)    179,164
       (Increase) in prepaid expenses                       (58,119)     (1,149)
       (Increase) Decrease in other assets                  (73,683)        424
       Increase (Decrease) in accounts payable              (36,546)     60,002
       Increase (Decrease) in income taxes payable          (63,500)     61,880
       (Decrease) in accrued liabilities                    365,987    (456,809)
                                                          ----------  ----------

     Net cash used in operating activities                 (667,324)    (27,416)
                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                     (174,191)    (15,331)
                                                          ----------  ----------

     Net cash used in investing activities                 (174,191)    (15,331)
                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on note payable                                 426,672           -
   Payments on note payable.                                (13,182)    (12,629)
   Purchases of treasury stock                             (308,986)          -
   Proceeds from issuance of common stock                   933,513           -
                                                          ----------  ----------

     Net cash provided by (used in) financing activities  1,038,017     (12,629)
                                                          ----------  ----------

NET INCREASE (DECREASE) IN CASH AND                         196,502     (55,376)
   CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                        115,775     171,151
                                                          ----------  ----------

CASH AND CASH EQUIVALENTS
   END OF YEAR                                            $ 312,277   $ 115,775
                                                          ==========  ==========

                See accompanying notes to financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED FEBRUARY 28, 2001 AND
                                FEBRUARY 29, 2000




                                                     2001     2000
                                                    -------  ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest expense                                 $48,964  11,392
                                                    =======  ======





SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  TRANSACTIONS:

     During November 1999, the Company converted a note payable due to a corporation of $350,000 and the related accrued interest totaling $52,063 to 70,000 shares orcommon stock, resulting in additional paid-in capital of $401,363.

     During June 2000, the Company acquired land and an office building for $803,328 in exchange for a mortgage of $640,000 and cash of 163,328.

     During November 2000, the Company exchanged 11,148 shares of its treasury for notes payable totaling $170,000.

     During December 2000, the Company exchanged 41,385 shares of its treasury stock for shares of its treasury stock for a note receivable in the amount of $300,041.

     During February 2001, the Company converted a note payable due to a Corporation of $250,000 to 33,333 shares of common stock, which the Company previously held as treasury stock resulting in additional paid-in capital of $250,000.


                See accompanying notes to financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001




(1)     DESCRIPTION  OF  BUSINESS

Life Partners Holdings, Inc. (the "Company") formerly IGE, Inc. was organized under the laws of the Commonwealth of Massachusetts in 1971, but had been dormant and without operations since 1985. On January 18, 2000, the shareholders of Life Partners Holdings, Inc. and Life Partners, Inc. (LPI) entered into a share exchange agreement whereby LPI became a wholly-owned operating subsidiary of the Company. (See Note 6 for further details.) On January 20, 2000, the Company acquired all of the outstanding stock of Extended Life Services, Inc. for $500. (See Note 6 for further details).

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

(2)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The  following is a summary of significant  accounting  policies followed by the
Company:
          Cash  and  Cash  Equivalents -
          For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The average balance of the Company's general checking account balance is generally in excess of $100,000. The Federal Deposit Insurance Corporation insures all bank accounts up to $100,000. Management believes its exposure to loss is minimal considering only the amounts in excess of $100,000 are at risk and the depository bank is a well established national bank and one of the nation's largest financial institutions.

          Consolidation  -
          The consolidated financial statements include the accounts of Company and its wholly-owned subsidiaries, as described in Note 1 above. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Revenue  Recognition  -
          Revenues are recognized as of the settlement date of the viatical purchase by investors. During the fiscal years ended February 28, 2001 and February 29, 2000, all settlement revenues were generated from viatical settlements. No settlement revenues were generated from senior life settlements during these years.

          Depreciation  -
          The Company's property and equipment are depreciated over their useful lives using the straight-line method.

          Income  Taxes  -
          Income tax expense includes federal income and Texas franchise taxes currently payable. Deferred timing differences between the reporting of income and expenses for financial and income tax reporting purposes are reported as deferred tax.

          assets, net of valuation allowances, or as deferred tax liabilities depending on the cumulative effect of all timing differences. See Note 5 for further details.

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

          Earnings  (Loss)  Per  Share  -
          Basic earnings (loss) per share computations are calculated on the weighted-average of common shares and common share equivalents outstanding during the year, reduced by the Treasury Stock. Common stock options and warrants are considered to be common share equivalents and are used to calculate diluted earnings per common and common share equivalents except when they are anti-dilutive.

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

        Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of February 28, 2001 for each of the next five years and in the aggregate are:




Twelve months ending February 28,      Amount
------------------------------------  -------

2002                                  $12,791
2003                                    6,708
2004                                      559
2005                                        -
2006                                        -
                                      -------

Total minimum future rental payments  $20,058
                                      =======


Rental expense consisted of minimum lease payments of $153,010 and $158,375 for the years ended February 28, 2001 and February 29, 2000, respectively. Included in rent expense for the fiscal year ended February 28, 2001 is $101,650 relating to its office lease, which expired December 2000 and was not renewed as the Company now owns an office building.

Certain operating leases provide for renewal, and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(4) LONG-TERM DEBT

          As of February 28, 2001, the Company had the following long-term debt:




                                             Current        Long-Term
                                             --------       ----------

9.25% note payable to a bank, due in
installments of $6,638 through June 2015,
secured by land and office building          $ 22,431       $  604,387
                                             ========       ==========

Maturities on long-term debt for each of the next five years and thereafter are as follows:




                        Amount
                        ------
   2002                 $ 22,431
   2003                   24,604
   2004                   26,989
   2005                   29,450
   2006                   32,458
THEREAFTER.              490,886
                         -------
                         626,818
                         =======

(5)     INCOME  TAXES

               As of February 28, 2001, the Company has unused charitable contribution deduction carryforwards of approximately $104,069. These charitable contributions carryforwards will expire as follows:




          Fiscal Year Ended
             February 28,                    Amount
                                             ------
               2002                       $  15,312
               2003                          36,239
               2004                          34,659
               2006                          17,859
                                            -------
                                            104,069
                                            =======

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes give rise at February 28, 2001, to a deferred tax asset of approximately $24,261, which was fully reserved as of that date.

Following are the components of this deferred tax asset as of February 28, 2001and February 29, 2000:





                                           2001         2000
  Charitable deduction carryforwards    $   40,000   $ 74,200
  Net operating loss carryforward          270,000          -
  Utilization of loss carryback            (27,244)         -
  Excess tax over financial accounting
    Depreciation                           (12,000)   (20,400)
                                        -----------  ---------
  Net deferred tax asset                   270,756     53,800
  Less valuation allowance                (270,756)   (53,800)
                                        -----------  ---------
  Deferred tax asset,
    net of valuation allowance           $        -   $     -
                                         ==========  =========

The Company has an available tax net operating loss carry forward of approximately $700,000 as of February 28, 2001. This carryforward will begin to expire in the year 2020.

     The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below for the years ended February 28, 2001 and February 29, 2000:

                                                    2000         2001
                                                    ----         ----
     United States statutory rate                    0.0%        34.0%
     State of Texas statutory rate                   0.0%         4.5%
                                                    -----        -----
     Expected combined rate                          0.0%        38.5%
     Benefit of utilization of net operating
      loss carryback                                (3.1)           0
     Benefit of utilization of net operating
      loss carryforward                              0.0%       (1.5%)
                                                    ------      ------
Combined effective tax rate                         (3.1)%       37.0%
                                                    ======      ======

(6)  COMMON STOCK OPTIONS AND CHANGES IN CAPITALIZATION

     Conversion of debt to equity

     During November 1999, LPI converted its 5.25% note payable of $350,000 and the related accrued interest totaling $52,063 due to Descartes, Ltd. into 70,000 shares of common stock in Life Partners, Inc.

     Reverse Stock Split

     On November 30, 1999, the shareholders of the Company authorized a 20-to-1 reverse stock split, thereby decreasing the number of issued and outstanding shares to 500,000. The Consolidated Statement of Shareholders' Equity has been adjusted retroactively to reflect the effect of this reverse split as of February 28, 1999.

     Reverse Merger

     On January 18, 2000, the Company acquired LPI in a share exchange whereby LPI became a wholly-owned subsidiary of the Company. This transaction was treated as a pooling of interest for financial reporting purposes. The Company issued LPI shareholders 9,500,000 shares of common stock. The Company approved the transfer of its assets to LPI and the existing Board of Directors and Officers resigned. On January 21, 2000, the Company's principal shareholder contributed 3,000,000 shares of the Company's common stock back to the Company to be used in accordance with the terms of the its Omnibus Equity Compensation Plan. Any shares not optioned by January 31, 2002 were to revert to this shareholder. As of February 28, 2001, this shareholder waived its reversionary right these shares.

     Acquisition of Extended Life Services, Inc.

     On January 20, 2000, the Company acquired all of the outstanding stock of Extended Life Services, Inc. for $500 in a transaction treated as a purchase for financial reporting purposes.

     Omnibus Equity Compensation Plan
                                       F-11

     The Company adopted an Omnibus Equity Compensation plan. This plan allows the Company to issue up to 3,000,000 shares of its treasury stock to its employees and agents at prices and terms to be determined by the Company on the date of issuance.

     As of February 29, 2000, the Company had issued 1,395,356 shares under this plan for which it received notes receivable totaling $9,078 and recognized compensation expense of $2,500. No shares were issued pursuant to the terms of this plan during the year ended February 28, 2001.


(7)  OTHER STOCK TRANSACTIONS

     During September of 2000, three of the Company's employees contributed a total of 75,000 shares common stock back to the Company for no consideration. These shares were to be contributed back to the Company so that it would have shares available to issued under the terms of a private placement memorandum dated September 8, 2000.

     On March 1, 2001, the board of directors authorized the reissuance of the above described 75,000 shares of common stock back to the contributing employees. For financial reporting purposes, this stock was treated as returned to the employees as of February 28, 2001.

     Under the terms of the September 8, 2000 private placement memorandum, the Company could sell up to 1,000,000 units at $20 per unit, each of which was composed of a share of restricted common stock and one-half of a warrant to purchase common stock. Each full warrant is exercisable for a period of three years at an exercise price of $25 per share. To place the private offering, the Company contracted with a registered broker-dealer. The Company sold 37,583 units between September of 2000 and January 28, 2001 for $541,667.

     Attorneys have advised the Company that it appears that the sales may not have conformed to the legal requirements for private offerings under the Securities Act of 1933 (the "Act") and applicable state securities laws, resulting in possible violations under the Act and applicable state securities laws. These possible violations could have resulted in rescission of these sales by the investors and other possible penalties. To address these possible violations, management took the following actions:

          1. On January 29, 2001, management issued a new private placement memorandum, which it believes conforms to the legal requirements for private offerings under the Act and applicable state securities laws. Under the revised offering terms, the Company can offer up to 266,668 units at $7.50 per unit, each of which is composed of one share of restricted common stock and one-half of a warrant to purchase common stock. Each full warrant is exercisable for a period of three years at an exercise price of $9.38 per share.

          2. Management has offered to rescind each of the sales issued under the terms of the September 8, 2000 private placement memorandum. As of the date of this report, investors representing 37,183 units purchased under the terms of the September 8, 2000 private placement memorandum have elected to waive their rights to rescind these purchases in exchange for applying the purchase price to the terms of the January 29, 2001 private placement memorandum. This will result in the issuance of an additional 34,245 shares of common stock and 17,123 warrants. The February 28, 2001 financial statements have been adjusted to reflect these additional shares as issued from the Company's treasury stock.

     Commencing in October 2000 through December 2000, the Company purchased 19,401 shares of its own common stock in market transactions for a total consideration of $308,986. The Company has ceased purchasing its own shares and does not anticipate further market purchases.

     During November 2000, the Company converted two notes payable to related parties totaling $170,000 for the issuance of 11,148 shares of its treasury stock.

     On December 26, 2000, the Company issued 41,385 shares of its treasury stock to a corporation in exchange for a one-year note receivable in the amount of $300,041. This note bears interest at the rate of 9.5% per annum and is personally guaranteed by certain individuals. For financial reporting purposes, this note has been reflected as a reduction in the Company's shareholders equity section similar to a stock subscription receivable.

     During February 2001, the Company converted a note payable to a related party totaling $250,000 to 33,333 shares of its treasury stock.

     During February of 2001, the Company issued an additional 56,200 units under the terms of the January 29, 2001 private placement memorandum for $391,995, net of brokerage commissions of $29,505.

     At February 28, 2001, the Company had 97,523 warrants outstanding at an exercise price of $9.375 per warrant for one share each of the Company's treasury stock. These warrants will expire in three years commencing in 2003.


(8)  RELATED PARTY TRANSACTIONS

     The Company currently operates under an agreement with ESP Communications, Inc. (ESP), which is owned by the wife of the Company's president. Under the agreement, ESP performs specified administrative duties on behalf of the Company concerning post-transaction contact. In addition, ESP also provides facilities and various administrative personnel for the Company. Either party may cancel the agreement with a thirty day written notice. The Company currently pays ESP $5,000 on a bi-weekly basis for its services. The Company recorded management services expense concerning this agreement with ESP of approximately $133,500 and $91,000 for the years ended February 28, 2001 and February 29, 2000, respectively.


(9)  EARNINGS  (LOSS)  PER  SHARE

     Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The number of shares used in the computations were 8,412,100 in 2001 and 7,086,718 in 2000.

     Diluted earnings per share was not computed as of February 28, 2001and February 29, 2000 because it is immaterial.


(10)  CONTINGENCIES

     LPI has been named as defendant in a suit claiming it violated the Texas Securities Act by not complying with the registration requirements of the Act in connection with viatical settlements it has arranged. The plaintiff seeks recession of her investment. Plaintiff also seeks to certify a class of all persons who have invested in viatical settlements through LPI and seeks class wide relief. LPI is actively defending the lawsuit. Both the plaintiff and LPI have motions for summary judgment pending before the court. LPI believes this matter will ultimately be resolved in its favor. LPI has been advised by its primary legal counsel in this case that they feel there is no likelihood of an unfavorable outcome in this case and that the plaintiff's suit lacks merit.

     LPI has been named as defendant in a suit wherein the plaintiff alleges that her investment advisor misrepresented facts to her in purchasing certain viatical settlements. The plaintiff alleges that the investment advisor was an agent of the Company. The plaintiff claims she invested over $160,000 to purchase viatical settlements at issue in this case and paid approximately $14,000 in taxes that she contends are LPI's responsibility. She also includes a claim for punitive damages and recovery of attorneys' fees. LPI's legal counsel has advised the Company that the case is too preliminary to be able to competently predict the amount of the Company's exposure at this point. The viaticals in question are still in force and the Company believes that its exposure in this case is minimal.

     On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and the restitution to the affected individuals. The Company intends to meet with the plaintiff to discuss resolution of this matter, but believe that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. The Company's primary legal counsel in this case has informed the Company that they do not anticipate the settlement costs in this case to exceed $400,000.

     The Company has accrued $450,000 in a loss reserve relating to the above descried cases. It believes this reserve will be adequate to cover all costs of defending itself and settling these cases.

     During the year ended February 28, 2001, the Company entered into settlements in connection with three other lawsuits. In the opinion of management, no other legal matters will have a material impact on the Company's financial statements.


(11)  SUBSEQUENT  EVENTS

     On May 24, 2001, the Company entered into a series of private placement transactions resulting in the sale of 1,000,000 shares of the Company's treasury stock at $5.00 per share. The Company anticipates that it will net $4,650,000 when this transaction is closed. As of the date of this report, the Company had received net proceeds totaling $4,533,750. The following pro forma condensed balance sheet amounts show the effect of the private placement transaction retroactively as if the sale had been effective as of February 28, 2001:





                                          Actual    Pro Forma
                                          ------    ---------
ASSETS

CURRENT ASSETS:
  Cash                                  $  312,277  $4,962,277
  Other current assets                      80,926      80,926
                                        ----------  ----------
  Total current assets                     393,203   5,043,203
                                        ----------  ----------
PROPERTY AND EQUIPMENT, net of
  Accumulated depreciation                 864,598     864,598

OTHER ASSETS                                96,743      96,743
                                        ----------  ----------
                                        $1,354,544  $6,004,544
                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                     $  545,122  $  545,122

LONG-TERM DEBT, net of current portion
  shown above                              604,387     604,387

CONTINGENCIES                                    -           -

SHAREHOLDERS' EQUITY                       205,035   4,855,035
                                        ----------  ----------
                                        $1,354,544  $6,004,544
                                        ==========  ==========