Form 10QSB
period 2001-05-31
LIFE PARTNERS HOLDINGS INC
filed 2001-07-23
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

      X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended: May 31, 2001
                                       or
      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares  of  Common  Stock,  $.01  par  value,  outstanding  as of July 19, 2001:
9,428,527

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [  ]

                          LIFE PARTNERS HOLDINGS, INC.


                                      INDEX

PART  I.  FINANCIAL  INFORMATION

     Item  1.     Financial  Statements

                    Consolidated  Balance  Sheet  -  May  31,  2001

                    Consolidated  Statements  of  Operations  -
                    For  the  Three  Months  Ended  May  31,  2001  and  2000

                    Consolidated  Statements  of  Stockholders  Equity  -
                    For  the  Three  Months  Ended  May  31,  2001  and  2000

                    Consolidated  Statements  of  Cash  Flows  -
                    For  the  Three  Months  Ended  May  31,  2001  and  2000

                    Notes  to  Consolidated  Financial  Statements


      Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations


PART II.  OTHER INFORMATION


      Item 1.     Legal Proceedings

      Item 2.     Changes In Securities

      Item 6.     Exhibits and Reports on Form 8-K

                          LIFE PARTNERS HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION

              Item 1.  Financial Statements - May 31, 2001 and 2000


              Forming a part of Form 10-QSB Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-QSB should be read in conjunction with Life Partners Holdings, Inc.'s Annual Report on Form 10-KSB for the year ended February 28, 2001.

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2001
                                  (UNAUDITED)
                                  Page 1 of 2
                                  ------------

                                     ASSETS

CURRENT  ASSETS:
  Cash                                                          $ 4,143,810
  Accounts receivable - trade                                        11,877
  Accounts receivable due from employees                             22,221
  Current portion - long-term notes receivable                        3,419
  Prepaid income taxes                                               47,704
  Prepaid expenses                                                    6,728
                                                                -----------

           Total current assets                                   4,235,759
                                                                -----------

 PROPERTY  AND  EQUIPMENT:
  Land and building                                                 803,328
  Machinery and equipment                                           173,775
  Transportation equipment                                           54,944
                                                                -----------

                                                                  1,032,047
  Accumulated depreciation                                         (175,486)
                                                                -----------

                                                                    856,561
                                                                -----------

OTHER  ASSETS:
  Notes  receivable,  net  of  current  portion,
    shown  above, and allowance for bad debt of
    $40,798                                                           5,396
  Premium advances, net of reserve for uncollectible
    advances of $288,179                                                  -
  Other                                                              27,194
                                                                -----------

                                                                     32,590
                                                                -----------

    Total Assets                                                $ 5,124,910
                                                                ===========







                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2001
                                  (UNAUDITED)
                                  Page 2 of 2
                                  ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT  LIABILITIES:
  Accounts payable                                              $   367,293
  Current portion of long-term debt                                  21,378
  Accrued liabilities                                               519,912
                                                                -----------
    Total current liabilities                                       908,583
                                                                -----------

LONG-TERM DEBT, net of current portion shown above                  598,126
                                                                ----------

CONTINGENCIES                                                             -
                                                                -----------

 SHAREHOLDERS'  EQUITY:
  Common stock, $0.01 par value  10,000,000 shares
    authorized; 10,000,000 shares issued                           100,000
  Additional paid-in capital                                    10,256,555
  Accumulated deficit                                           (6,129,327)
  Less:  Note receivable issued for common stock                  (300,041)
  Less:  Treasury stock - 571,473 shares                          (308,986)
                                                               -----------

      Total Shareholders' Equity                                 3,618,201
                                                               -----------

      Total Liabilities and Shareholders' Equity               $ 5,124,910
                                                              ============

                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                  (UNAUDITED)

                                                        2001          2000
                                                        ----          ----
REVENUES                                            $   502,907     $ 1,774,073

BROKERAGE FEES                                          286,025         907,268
                                                    -----------     -----------

REVENUES, NET OF BROKERAGE FEES                         216,882         866,805
                                                    -----------     -----------

OPERATING  AND  ADMINISTRATIVE  EXPENSES:
  General and administrative                            595,550         610,728
  Depreciation                                           12,659           5,987
                                                    -----------     -----------

                                                        608,209         616,715
                                                    -----------     -----------

INCOME (LOSS) FROM OPERATIONS                          (391,327)        250,090
                                                    -----------     -----------

OTHER  INCOME  (EXPENSES):
  Interest and other income                              30,727          36,732
  Underwriting losses                                  (108,500)              -
  Interest  expense                                     (14,918)           (731)
                                                    -----------     -----------
                                                        (92,691)         36,001
                                                    -----------     -----------

INCOME  (LOSS)  BEFORE  INCOME  TAXES                  (484,018)        286,091
                                                    -----------     -----------

INCOME  TAXES
  Current  tax  expense                                       -         104,127
                                                    -----------     -----------

                                                              -         104,127
                                                    -----------     -----------

NET INCOME (LOSS)                                   $  (484,018)    $   181,964
                                                    ===========     ===========

PER  SHARE  EARNINGS  OF
  (LOSS PER SHARE)                                  $     (0.06)    $      0.02
                                                    ===========     ===========

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT SHARES OUTSTANDING                       8,613,584       8,395,356
                                                    ===========     ===========



                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                  (UNAUDITED)


                              Common Stock                                                       Treasury  Stock
                          ---------------------                                               ---------------------

                            Number     $0.010     Additional                                   Number                    Total
                              of         par        Paid-In     Accumulated       Note           of                   Shareholders'
                            Shares      Value       Capital       Deficit      Receivable      Shares        Amount      Equity
                          ----------   --------   -----------   ------------   ----------     ---------  ------------ -------------
Balance,
  February 29, 2000       10,000,000   $100,000   $ 4,705,817   $(4,803,754)    $       -     1,604,644   $       -   $     2,063

Net income for the three
  months  ended
  May 31, 2000                     -          -             -       181,864             -             -           -       181,964
                          ----------   --------   -----------   -----------     ---------     --------    ---------    ----------

Balance,
  May 31, 2000            10,000,000   $100,000   $ 4,705,817   $(4,621,790)     $      -    1,604,644    $       -   $   184,027
                          ==========   ========   ===========   ===========      ========    =========    =========     =========

Balance,
  February 28, 2001       10,000,000   $100,000   $ 6,359,371   $(5,645,309)     $(300,041)  1,410,151    $(308,986)  $   205,035

Treasury stock sold
  for cash                         -          -     3,817,184             -              -    (820,900)           -     3,817,184

Treasury stock issued
  In settlement of claim                               80,000                                  (17,778)                    80,000

Net loss for the three
  months  ended
  May 31, 2001                     -          -             -      (484,018)             -           -            -      (484,018)
                          ----------   --------   -----------   -----------      ---------   ---------    ---------     ---------
Balance,
  May 31, 2001            10,000,000   $100,000   $10,256,555   $(6,129,327)     $(300,041)    571,473    $(308,986)  $ 3,618,201
                          ==========   ========   ===========   ===========      =========   =========    =========    ==========



                See accompanying notes and accountants' report.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                  (UNAUDITED)

                                                        2001           2000
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (484,018)    $  181,964
  Adjustments  to  reconcile  net  income  to
    net  cash  provided  by  (used  in)
    operating  activities  -
      Depreciation                                       12,659          5,987
      Settlement for stock                               80,000              -
      (Increase) in accounts receivable                 (12,304)       (52,277)
      Decrease in prepaid insurance                       2,182          1,890
      (Increase) Decrease in other assets                63,252         (5,000)
      Increase (Decrease) in accounts payable           323,593         (1,881)
      Increase in income taxes payable                        -         32,860
      Increase (Decrease) in accrued liabilities         40,921        (41,252)
                                                    -----------     -----------

  Net cash provided by (used in)
    operating activities                                 26,285        122,291
                                                    -----------     -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchases of property and equipment                    (4,622)           (106)
                                                    -----------     -----------

      Net cash used in investing activities              (4,622)           (106)
                                                    -----------     -----------

 CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Payments on note payable                               (7,314)              -
  Proceeds from issuance of common stock              3,817,184               -
                                                    -----------     -----------

       Net cash provided by financing activities      3,809,870               -
                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    3,831,533         122,185

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING OF PERIOD                                   312,277         115,775
                                                    -----------     -----------
CASH  AND  CASH  EQUIVALENTS,
  END OF PERIOD                                     $ 4,143,810     $   237,960
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid, net of capitalized amounts         $    14,918     $       731
                                                    ===========     ===========

  Income taxes paid                                 $         -     $    71,267
                                                    ===========     ===========


                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                  (Unaudited)




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


 (2)     LONG-TERM  DEBT

         As of May 31, 2001, the  Company  had  the  following  long-term  debt:

           Building  loan                    $619,504
           Less  current  portion              21,378
                                             --------

           Long-term  debt                   $598,126
                                             ========

(3)     COMMON  STOCK  OPTIONS  AND  CHANGES  IN  CAPITALIZATION

        Reverse  Merger

        On January 18, 2000, the Company acquired LPI in a share exchange whereby LPI became a wholly-owned subsidiary of the Company. This transaction was treated as a pooling of interest for financial reporting purposes. The Company issued LPI stockholders 9,500,000 shares of common stock. The Company approved the transfer of its assets to LPI and the existing Board of Directors and Officers resigned. On January 21, 2000, the Company's principal shareholders contributed 3,000,000 shares of the Company's common stock back to the Company to be used in accordance with the terms of the its Omnibus Equity Compensation Plan. Any shares not optioned by January 31, 2002 were to revert to this shareholder. As of February 28, 2001, this shareholder waived its reversionary rights to these shares.

        Omnibus  Equity  Compensation  Plan

        The Company adopted an Omnibus Equity Compensation plan. This plan allows the Company to issue up to 3,000,000 shares of its treasury stock to its employees and agents at prices and terms to be determined by the Company on the date of issuance.

        As of February 28, 2001, the Company had issued 1,395,356 shares under this plan.


(4)     OTHER  STOCK  TRANSACTIONS

        On December 26, 2000, the Company issued 41,385 shares of its treasury stock to a corporation in exchange for a one-year note receivable in the amount of $300,041. This note bears interest at the rate of 9.5% per annum and is personally guaranteed by certain individuals. For financial reporting purposes, this note has been reflected as a reduction in the Company's Shareholders' Equity section similar to a stock subscription receivable.

        At February 28, 2001, the Company had 97,523 warrants outstanding at an exercise price of $9.375 per warrant for one share each of the Company's treasury stock. These warrants will expire in three years commencing in 2003.

        On May 24, 2001, the Company entered into a series of private placement transactions resulting in the sale of 1,000,000 shares of the Company's treasury stock at $5.00 per share. The Company's net proceeds will total $4,650,000. As of May 31, 2001, the Company had issued 820,900 shares of this private placement for net proceeds totaling $3,817,185. The remaining 179,100 shares for net proceeds of $832,815 were issued during June 2001.

        During May 2001, the Company issued 17,778 shares of its treasury Stock in settlement of an underwriting dispute with an investor. This Transaction was valued at $80,000 for financial reporting purposes.


(5)     EARNINGS  (LOSS)  PER  SHARE

        Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods. The number of shares used in the computations were 9,428,527 and 8,395,356 as of May 31, 2001 and 2000, respectively.

        Diluted earnings per share was not computed as of May 31, 2001 and May 31, 2000 because it is immaterial.

(6)     CONTINGENCIES

        LPI has been named as defendant in a suit claiming it violated the Texas Securities Act by not complying with the registration requirements of the Act in connection with viatical settlement contracts it has arranged. The plaintiff seeks rescission of her investment and attempts to certify a class of all persons who have invested in viatical settlements through LPI. LPI is actively defending the lawsuit. Both the plaintiff and LPI filed motions for summary judgment which were heard and ruled upon by the Court on July 13, 2001. At that hearing, the Court orally announced it was granting LPI's motion for summary judgment, holding that viatical settlements as transacted by LPI are not securities under Texas law and denying Plaintiff's motion for summary judgment. LPI does not know whether Plaintiff will attempt to appeal the Court's decision. LPI has filed counterclaims against Plaintiff, including recovery of its attorney's fees and plans to continue to pursue those counterclaims.

        LPI has been named as defendant in a suit wherein the plaintiff alleges that her investment advisor misrepresented certain facts to her in purchasing certain viatical settlements. The plaintiff alleges that the investment advisor was an agent of the Company. The plaintiff claims she invested over $160,000 to purchase viatical settlements at issue in this case and paid approximately $14,000 in taxes that she contends are LPI's responsibility. She also includes a claim for punitive damages and recovery of attorneys' fees. LPI's legal counsel has advised the Company that the case is too preliminary to be able to competently predict the amount of the Company's exposure at this point. The viaticals in question are still in force and the Company believes that its exposure in this case is minimal.

        On May 31, 2001, LPI was named as defendant in suite brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and the restitution to the affected individuals. The Company intends to meet with the plaintiff to discuss resolution of this matter, but believes that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. The Company's primary legal counsel in this case has informed the Company that they do not anticipate the settlement costs in this case to exceed $400,000.

        The Company has accrued $450,000 in a loss reserve relating to the above described cases. It believes this reserve will be adequate to cover all costs of defending itself and settling these cases.

        During the quarter ended May 31, 2001, the Company paid $80,000 and accrued an additional $28,500 for underwriting losses.

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

     The following discussion is intended to assist in understanding of the Company's financial position as of May 31, 2001, and its results of operations for the three-month periods ended May 31, 2001 and 2000. The financials statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Life Partners Holdings, Inc.'s annual report on Form 10-KSB for the year ended February 28, 2001.

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

     The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended May 31, 2000 and 2001:

                                                    2000             2001
                                                    ----             ----
Number of settlements                                   55              31
Face value of policies (in '000's)               $   4,463        $  1,641
Average revenue per settlement                   $  32,256        $ 16,223
Net revenues derived (in '000's) (1)             $     867        $    217
_______________

(1)     The  revenues  derived  are  exclusive  of referring broker commissions.

     We believe the viatical market is nearly flat with limited growth potential. In response, we have decreased our viatical settlement efforts and have shifted our focus to the newly emerging senior life settlement business, which we expect will experience substantial growth over the next ten years.

     Our Senior Life Settlement Business. To supplement our viatical settlement operations, we entered the market for "senior life settlements" in 1997 under contract with ELSI. We later acquired ELSI as a wholly owned subsidiary to focus on this market which Conning & Co., an independent industry analyst, estimates to be in excess of $100 billion in face amount. On behalf of ELSI, we originated, reviewed and underwrote almost $600 million in face value of senior life settlements in 1997. In underwriting these policies, we quantified premium and life expectancy risks, but did not purchase any of the policies for our own account or assume any risk associated therewith. A senior life settlement differs from a viatical settlement in that the insured in a life settlement is not terminally ill, is 65 years of age or older, and has a life expectancy of ten years or more. Senior life settlements appeal to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. The settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed.

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

Comparison  Of  The  Three  Months  Ended  May  31,  2001  And  2000

     The Company reported net loss of $(484,018) for the three months ended May 31, 2001, as compared to net income of $181,964 for the three months ended May 31, 2000. This decrease in net income is attributable primarily to the following factors: (1) a 50% decrease in the average revenues per settlement, (2) a 44% decrease in the number of cases, (3) a 6% increase in brokerage fees as a percentage of revenues and (4) underwriting losses of $108,500 in 2001.

     Revenues - Revenues decreased by $1,271,166 or 72% in 2001 as compared with 2000. This decrease was due primarily to a 50% decrease in the average revenue per viatical settlement from $32,256 in 2000 to $16,223 in 2001 and a 44% decrease in the number of viatical settlements. The decrease in the number of viatical settlements was due to management's efforts to be more selective in the cases it selected for settlement, and the shifiting of much of its efforts towards Senior Life Settlement.

     Brokerage Fees - Brokerage fees decreased 68% or $621,243 from $907,268 in 2000 to $286,025 in 2001. This decrease is due primarily to a 72% decrease in revenues offset in part by a 6% increase in brokerage fees as a percent of revenues.

     General and Administrative Expenses - General and Administrative expenses decreased by 2% or $15,178 from $610,728 in 2000 to $595,550 in 2001.

     Depreciation Expense - Depreciation expense increased by 111% or $6,672 from $5,987 in 2000 to $12,659 in 2001. This increase is due primarily to the depreciation of the office building purchased in January 2000.

     Interest and Other Income - Interest and other income decreased 16% or $6,005 from $36,732 in 2000 to $30,727 in 2001. This decrease was due primarily to the decrease in dollar volume of settlements and the interest earned on those funds held in escrow by Sterling Trust prior to their being disbursed.

     Interest Expense - Interest Expense increased from $731 in 2000 to $14,918 in 2001. The increase was due primarily to interest expense incurred on the building note payable, which was purchased in June 2000.

     Underwriting losses - Underwriting losses increased by $108,500 from $0 in 2000 to $108,500 in 2001.

     Income Taxes - Income tax expense decreased by $104,127 from $104,127 in 2000 to $0 in 2001.

Liquidity  And  Capital  Resources

     Operating  Activities

     Net cash flows provided by operating activities for the three months ended May 31, 2001 was $26,285 compared with net cash flows provided by operating activities of $122,291 for the three months ended May 31, 2000. This decrease in cash flows from operating activities was attributable primarily to net loss of $(484,018), offset in part by an increase in accounts payable of $323,593, a decrease of $63,252 in other assets and, an increase in accrued liabilities of $40,921.

The Company's strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. Although no revenues have yet been realized from its developing senior life settlement business segment, management expects a significant increase in fee revenue provided its senior life settlement business develops as anticipated.


     Financing Activities
     --------------------

     In May and June of 2001, we sold 1.0 million shares of our common stock for $4.65 million (net of fees) in a private placement to institutional investors. We will use these proceeds to cover our operating costs as we shift our operating focus from the sale of viatical settlements to the securitization of senior life settlements. We also transferred 17,778 treasury shares in settlement of a viatical settlement claim, which we charged as an underwriting loss of $80,000. We believe that the capital infusion from the private placement is more than sufficient to meet our anticipated operating needs over the next 24 months even without any revenue from either viatical or life settlement transaction fees.

Capital  Requirements  And  Resources

     At May 31, 2001, the Company had working capital of $3,177,176. Management believes future viatical settlement operations will generate sufficient profits and cash flows to meet the Company's anticipated working capital needs for this business segment. Management anticipates it will invest directly in senior life policies in the future as well as purchase such policies for institutional clients. Forming strategic alliances and partnerships with institutional purchasers will be required to develop this business segment.




PART II  -  OTHER INFORMATION

ITEM  1.     LEGAL PROCEEDINGS

     LPI has been named as defendant in a suit claiming it violated the Texas Securities Act by not complying with the registration requirements of the Act in connection with viatical settlement contracts it has arranged. The plaintiff seeks rescission of her investment and attempts to certify a class of all persons who have invested in viatical settlements through LPI. LPI is actively defending the lawsuit. Both the plaintiff and LPI filed motions for summary judgment which were heard and ruled upon by the Court on July 13, 2001. At that hearing, the Court orally announced it was granting LPI's motion for summary judgment, holding that viatical settlements as transacted by LPI are not securities under Texas law and denying Plaintiff's motion for summary judgment. LPI does not know whether Plaintiff will attempt to appeal the Court's decision. LPI has filed counterclaims against Plaintiff, including recovery of its attorney's fees and plans to continue to pursue those counterclaims.


ITEM 2.      SALE OF SECURITIES

     In May and June of 2001, we sold 1.0 million shares of our common stock for $4.65 million (net of fees in the amount of $350,000) in a Section 4(2) private placement to institutional investors. The shares were sold from treasury and did not result in a change in our outstanding shares. We will use these proceeds to cover our operating costs as our focus shifts from the sale of viatical settlements to the securitization of senior life settlements. We also transferred 17,778 treasury shares in settlement of a viatical settlement claim, which we charged as an underwriting loss of $80,000.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

      No filings were made by the Company during the quarter ended May 31, 2001.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


July  20,  2001                           Life  Partners  Holdings,  Inc.



                                          By:/s/Brian  D.  Pardo
                                          ----------------------------------
                                          Brian D. Pardo
                                          President and Chief Executive Officer




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                            Title                      Date
/s/Brian  D. Pardo           President, Principal Executive
                             Officer, and Director               July  20,  2001


/s/Jacquelyn  Davis          Chief Financial Officer,
                             Treasurer, and Director             July  20,  2001


/s/R.  Scott  Peden          Corporate Clerk (Secretary),
                             Director                            July 20, 2001