Form 10QSB
period 2001-08-31
LIFE PARTNERS HOLDINGS INC
filed 2001-10-22
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

      X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                For the quarterly period ended: August 31, 2001
                                       or
      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                         Commission File Number: 0-7900

                          LIFE PARTNERS HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

        Massachusetts                                         74-2962475
  ------------------------                             ------------------------
  (State of incorporation)                             (I.R.S. Employer ID no.)

                                  204 Woodhew
                                Waco, Texas 76712
              ---------------------------------------------------

              (Address of Principal Executive Offices) (Zip Code)

          Issuer's telephone number, including area code: 254-751-7797

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares  of  Common  Stock,  $.01  par value, outstanding as of October 12, 2001:
9,626,721

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [  ]

                          LIFE PARTNERS HOLDINGS, INC.


                                      INDEX
                                                                            Page
                                                                            ----
PART  I.  FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

                 Consolidated  Balance  Sheet  -  August  31,  2001          4-5

                 Consolidated  Statements  of  Operations  -
                 For the Three and Six Months Ended
                 August 31, 2001 and 2000                                      6

                 Consolidated  Statements  of  Stockholders  Equity  -
                 For  the  Six  Months  Ended  August  31,  2001
                 and  2000                                                     7

                 Consolidated  Statements  of  Cash  Flows  -
                 For  the  Six  Months  Ended  August  31,  2001
                 and  2000                                                     8

                 Notes  to  Consolidated  Financial  Statements             9-11

Item  2.         Management's Discussion and Analysis of
                 Financial Condition and Results  of  Operations           12-15

PART  II.     OTHER  INFORMATION

     Item  4     Submission  of  Matters to a Vote of the Security Holders    16

     Item  6     Exhibits  and  Reports  on  Form  8-K                        16

                          LIFE PARTNERS HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION

            Item 1. Financial Statements - August 31, 2001 and 2000


              Forming a part of Form 10-QSB Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-QSB should be read in conjunction with Life Partners Holdings, Inc.'s Annual Report on Form 10-KSB for the year ended February 28, 2001.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                AUGUST 31, 2001
                                  (UNAUDITED)
                                  PAGE 1 OF 2

                                     ASSETS

CURRENT  ASSETS:
  CASH                                                          $     4,610,224
  ACCOUNTS  RECEIVABLE  -  TRADE                                         19,065
  DUE  FROM  OFFICERS  AND  SHAREHOLDERS                                 19,409
  CURRENT  PORTION  -  LONG-TERM  NOTES  RECEIVABLE                       3,419
  PREPAID  INCOME  TAXES                                                 47,704
  PREPAID  EXPENSES                                                      13,153
                                                                 --------------

        TOTAL  CURRENT  ASSETS                                        4,712,974
                                                                 --------------

PROPERTY  AND  EQUIPMENT:
  LAND  AND  BUILDING                                                   803,328
  MACHINERY  AND  EQUIPMENT                                              55,902
  TRANSPORTATION  EQUIPMENT                                             173,775
                                                                 --------------

                                                                      1,033,005
  ACCUMULATED  DEPRECIATION                                            (188,279)
                                                                 --------------

                                                                        844,726
                                                                 --------------

 OTHER  ASSETS:
  NOTES  RECEIVABLE,  NET  OF  CURRENT  PORTION,  SHOWN  ABOVE,
    AND  ALLOWANCE  FOR  BAD  DEBT  OF  $40,798                           4,257
  PREMIUM  ADVANCES,  NET  OF  RESERVE  FOR  UNCOLLECTIBLE
    ADVANCES  OF  $300,041                                                    -
  OTHER                                                                  27,144
                                                                 --------------

                                                                         31,401
                                                                 --------------

        TOTAL  ASSETS                                           $     5,589,101
                                                                 ==============


                            SEE ACCOMPANYING NOTES.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                AUGUST 31, 2001
                                  (UNAUDITED)
                                  PAGE 2 OF 2

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES:
  ACCOUNTS  PAYABLE                                             $        54,688
  CURRENT  PORTION  OF  LONG-TERM  DEBT                                  23,775
  ACCRUED  LIABILITIES                                                  677,937
                                                                 --------------

        TOTAL  CURRENT LIABILITIES                                      756,400
                                                                 --------------

LONG-TERM  DEBT,  NET  OF  CURRENT  PORTION  SHOWN  ABOVE               590,419
                                                                 --------------

CONTINGENCIES                                                                 -
                                                                 --------------

STOCKHOLDERS'  EQUITY:
  COMMON  STOCK,  $0.01  PAR  VALUE,  10,000,000  SHARES
    AUTHORIZED;  10,000,000  SHARES  ISSUED  AND
    OUTSTANDING                                                         100,000
  ADDITIONAL  PAID-IN  CAPITAL                                       11,237,571
  ACCUMULATED  DEFICIT                                               (6,331,262)
  LESS:  NOTES  RECEIVABLE  ISSUED  FOR  COMMON  STOCK                 (455,041)
  LESS:  TREASURY  STOCK  -  373,279  SHARES                           (308,986)
                                                                 --------------
        TOTAL  STOCKHOLDERS' EQUITY                                   4,242,282
                                                                 --------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     5,589,101
                                                                 ==============



                             SEE ACCOMPANYING NOTES.

                          LIFE PARTNERS HOLDINGS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2001 AND 2000
                                  (UNAUDITED)

                                      FOR THE THREE          FOR THE SIX
                                       MONTHS ENDED          MONTHS ENDED
                                        AUGUST 31,             AUGUST 31,
                                    2001        2000        2001        2000
                                    ----        ----        ----        ----
REVENUES                         $1,197,628  $1,183,304  $1,700,535  $2,957,377

BROKERAGE AND REFERRAL FEES         602,657     525,741     888,682   1,433,009
                                 ----------  ----------  ----------  ----------

REVENUES, NET OF BROKERAGE FEES     594,971     657,563     811,853   1,524,368
                                 ----------  ----------  ----------  ----------

OPERATING AND ADMINISTRATIVE
  EXPENSES:
    GENERAL  AND  ADMINISTRATIVE    671,027     659,479   1,266,577   1,270,206
    DEPRECIATION                     12,792      12,440      25,451      18,427
                                 ----------  ----------  ----------  ----------

                                    683,819     671,919   1,292,028   1,288,633
                                 ----------  ----------  ----------  ----------

INCOME (LOSS) FROM OPERATIONS       (88,848)    (14,356)   (480,175)    235,735
                                 ----------  ----------  ----------  ----------

OTHER INCOME (EXPENSES):
  INTEREST AND OTHER INCOME          51,710      34,886      82,437      71,618
  UNDERWRITING  LOSSES                    -           -    (258,500)          -
  INTEREST  EXPENSE                 (14,797)    (12,576)    (29,715)    (13,308)
                                 ----------  ----------  ----------  ----------

                                     36,913      22,310    (205,778)     58,310
                                 ----------  ----------  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES   (51,935)      7,954    (685,953)    294,045
                                 ----------  ----------  ----------  ----------

INCOME  TAXES
  CURRENT  TAX  EXPENSE                   -           -           -     104,127
                                 ----------  ----------  ----------  ----------

                                          -           -           -     104,127
                                 ----------  ----------  ----------  ----------

NET  INCOME  (LOSS)              $  (51,935) $    7,954  $ (685,953) $  189,918
                                 ==========  ==========  ==========  ==========

BASIC EARNINGS (LOSS) PER SHARE
  OF COMMON STOCK AMOUNTS        $    (0.01) $     0.00  $    (0.08) $     0.02
                                 ==========  ==========  ==========  ==========

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT SHARES OUTSTANDING   9,600,617   8,395,356   9,106,647   8,395,356
                                 ==========  ==========  ==========  ==========


                             SEE ACCOMPANYING NOTES.

                          LIFE PARTNERS HOLDINGS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000
                                  (UNAUDITED)


                              Common Stock                                                       Treasury  Stock
                          ---------------------                                               ---------------------

                            Number     $0.010     Additional                                   Number                    Total
                              of         par        Paid-In     Accumulated       Note           of                   Shareholders'
                            Shares      Value       Capital       Deficit      Receivable      Shares        Amount      Equity
                          ----------   --------   -----------   ------------   ----------     ---------  ------------ -------------
Balance,
  February 28, 2000       10,000,000   $100,000   $ 4,705,817   $(4,803,754)    $       -     1,604,644   $       -   $     2,063

Net income for the six
  months  ended
  August 31, 2000                  -          -             -       189,918             -             -           -       189,918
                          ----------   --------   -----------   -----------     ---------     --------    ---------    ----------

Balance,
  August 31, 2000         10,000,000   $100,000   $ 4,705,817   $(4,613,836)     $      -    1,604,644    $       -   $   191,981
                          ==========   ========   ===========   ===========      ========    =========    =========     =========

Balance,
  February 29, 2001       10,000,000   $100,000   $ 6,359,371   $(5,645,309)     $(300,041)  1,410,151    $(308,986)  $   205,035

Treasury stock sold
  for cash                         -          -     4,730,000             -              -  (1,017,778)           -     4,730,000

Treasury stock rescinded                      -        (6,800)            -              -         906            -        (6,800)

Treasury stock sold for
  Note receivable                                     155,000                     (155,000)    (20,000)                         -

Net loss for the six
  months  ended
  August 31, 2001                  -          -             -      (685,953)             -           -            -      (685,953)
                          ----------   --------   -----------   -----------      ---------   ---------    ---------     ---------
Balance,
  August 31, 2001         10,000,000   $100,000   $11,237,571   $(6,331,262)     $(455,041)    373,279    $(308,986)  $ 4,242,282
                          ==========   ========   ===========   ===========      =========   =========    =========    ==========

                          LIFE PARTNERS HOLDINGS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000
                                  (UNAUDITED)

                                                         2001          2000
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income  (loss)                                $ (685,953)   $  189,918
  Adjustments to reconcile net income to
    net  cash  provided  by  (used  in)
    operating  activities  -
      Depreciation                                       25,451        18,427
      (Increase) decrease in accounts receivable        (15,541)      (21,002)
      (Increase) in prepaid expenses                     (4,243)       (4,135)
      (Increase) decrease in other assets                63,303        (3,000)
      Increase in accounts payable                       10,988         6,741
      Increase in income taxes payable                        -        26,040
      Increase (decrease) in accrued liabilities        198,946       (66,744)
                                                      ---------     ---------

    Net cash provided by (used in)
      operating activities                             (407,049)      146,245
                                                      ---------     ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchases  of  property  and  equipment                (5,580)     (809,753)
                                                      ---------     ---------

    Net  cash  used  in  investing  activities           (5,580)     (809,753)
                                                      ---------     ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds  from  notes payable                               -       810,000
  Payments  on  notes  payable                          (12,624)       (3,260)
  Proceeds  from  issuance  of  treasury  stock       4,730,000             -
  Purchase  of  treasury  stock                          (6,800)            -
                                                      ---------     ---------

    Net cash provided by (used in)
      financing activities                            4,710,576       806,740
                                                      ---------     ---------

NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH  EQUIVALENTS                                   4,297,947       143,232

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  PERIOD                                 312,277       115,775
                                                      ---------     ---------

CASH  AND  CASH  EQUIVALENTS,
  END  OF  PERIOD                                    $4,610,224    $  259,007
                                                      =========     =========

SUPPLEMENTAL  DISCLOSURES  OF
  CASH  FLOW  INFORMATION:
  Interest paid                                      $   29,715    $   13,308
                                                      =========     =========

  Income taxes paid                                  $        -    $   71,267
                                                      =========     =========

  The Company  issued 17,778 share of common stock from the Company's Omnibus
  Equity  Compensation  Plan  to  an  individual   for   compensation.    The
  Compensation totaling $80,000 was recognized as an expense to the Company.

                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                AUGUST 31, 2001
                                  (UNAUDITED)


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

     The  Company's  subsidiaries  are  as  follows:

          LPI is a viatical settlement company established in 1991 and incorporated in State of Texas f or the purpose of assisting persons in facilitating the purchase of the life insurance policies of terminally ill persons at a discount to their face value.

          Extended Life Services, Inc. was established in 1998 and incorporated in the State of Texas for the purpose of assisting persons in facilitating the purchase of the life insurance policies of elderly individuals at a discount to their face value.

(2)  LONG-TERM  DEBT

     As  of  August  31,  2001,  the  Company  had the following long-term debt:

       Building  loan                                $614,194
       Less  current  portion                          23,775
                                                     --------

       Long-term  debt                               $590,419
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

     As of August 31, 2001, the Company had issued 1,395,356 shares under this plan.


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

     As of August 31, 2001, the Company had 244,523 warrants outstanding at exercise prices ranging from $7.25 to $9.375 per warrant for one share each of the Company's treasury stock. These warrants will expire in three years commencing in 2003.

     On May 24, 2001, the Company entered into a series of private placement transactions resulting in the sale of 1,000,000 shares of the Company's treasury stock at $5.00 per share. The Company's net proceeds will total $4,650,000.

     During May, 2001, the Company issued 17,778 shares of its treasury stock in settlement of a claim against the Company. This transaction was valued at $80,000 for financial reporting purposes.

     On August 23, 2001, the Company issued 20,000 shares of its treasury stock to an individual in exchange for a three-year note receivable in the amount of $155,000. This note bears interest at the rate of 6.5% per annum. For financial reporting purposes, this note has been reflected as a reduction in the Company's Shareholders' Equity section similar to a stock subscription receivable.


(5)  EARNINGS  (LOSS)  PER  SHARE

     Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods.

     Diluted earnings per share was not computed as of August 31, 2001 and 2000 because there was no material differences between basic and diluted earnings per share.

(6)  CONTINGENCIES

     LPI  was  named  as  defendant  in  a  suit  claiming it violated the Texas
     Securities Act by not complying with the registration requirements of the Act in connection with viatical settlement contracts it has arranged.

     On July 31, 2001, the McLennan County District Court for the 19th Judicial District ruled that the Company's viatical settlement transactions were not securities under Texas law and that the Company is not required to register them as securities prior to sale. In making its' ruling, the Court awarded summary judgment against the Plaintiff in this action dismissing the case entirely. Plaintiff has appealed this decision.

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

     On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of Viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and the restitution to the affected individuals. The Company has met with the plaintiff to discuss resolution of this matter, but the results of that meeting were not conclusive. Management believes that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. The Company's primary legal counsel in this case has informed the Company that they do not anticipate the settlement costs in this case to exceed $400,000.

     The  Company  has  accrued  $450,000   in   a  loss  reserve  relating   to
     the above described cases. It believes this reserve will be adequate to cover all costs of defending itself and settling these cases.

     During  the  six  months  ended   August  31,  2001,   the   Company   paid
     $80,000  and  accrued  an  additional  $178,500  for  underwriting  losses.

     On September 20, 2001, the Company received notice from the Internal Revenue Service of a proposed tax adjustment to Life Partners, Inc.'s taxable income for the years ended September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,755,624 plus proposed penalties totaling $351,125. The Company would also be liable for interest due on any portion of this assessment which is upheld.

     The Company's legal counsel in this matter has not had sufficient time to make an estimation of the Company's liability, if any, in connection with this proposed assessment. Management believes that it has substantial support for its position and that the ultimate liability, if any, will be substantially less than the proposed assessment. Because the Company has not been able to quantify its liability, if any, with regard to this proposed assessment, no loss accrual has been recorded as of August 31, 2001.

     In the opinion of management, no other legal matters will have a material impact on the Company's financial statements.



     PAGE  14,  Capital  Requirements  and  Resources:  should  read as follows:

     Capital  Requirements  And  Resources

     At August 31, 2001, the Company had working capital of $3,956,574. Management believes future viatical settlement operations will generate sufficient profits and cash flows to meet the Company's anticipated working capital needs for this business segment. The Company has signed an engagement with Sutro & Co., which intends to place a public or private offering up to $500 million of asset-backed securities involving senior life settlements. The senior life settlements will serve as the assets backing bonds to be sold to investors. Securing $500 million of bonds will require approximately $1.0 billion in policy face amounts. The Company anticipates that it will originate the senior life settlements, receive placement fees for its origination, and will retain a contingent revenue interest in the settlements to the extent that life insurance proceeds exceed the amounts necessary to retire the bonds. The Company is currently negotiating the structure of the securitization and has begun identifying senior life settlements. It expects that Sutro & Co. will place approximately $250 million of bonds within the Company's current fiscal year ending February 28, 2002. The balance of the placement should be completed within Fiscal Year 2002. After the bonds are placed, the Company will acquire senior life settlements with the note proceeds over a period of up to 18 months. If all $500 million of the securities are sold as planned, the Company expects to realize up to $55.0 million in placement fees (approximately 5.5% of policy face amounts) during the first three quarters of its fiscal year ended February 28, 2003.

     During the six months ended August 31, 2001, the Company accrued $450,000 in a loss reserve for certain litigation contingencies (see Item 1, Legal Proceedings) and paid $80,000 and accrued an additional $178,500 for underwriting losses. On September 20, 2001, the Company received notice from the Internal Revenue Service of a proposed tax adjustment to Life Partner Inc.'s taxable income for the years ended 1993, 1994 and 1995. The proposed tax deficiencies and penalties total $2.1 million. Interest would be added to any deficiency assessed. The Company contests the proposed deficiencies and at this point is unable to quantify its liability, if any. As of August 31, 2001, the Company had not accrued any liability on its financial statements related to this proposed tax delinquency.

(7)  SUBSEQUENT EVENTS

     On September 6, 2001, the Company signed an engagement letter with Sutro & Co. Sutro is to assist in the preparation of a public or private offering of up to $500 million of asset-backed securities involving senior life settlements.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations

     Statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance; anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets; developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are forward-looking statements" as that term is defined under the federal securities laws. All of these forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involved a number of risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Life Partners does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events. The following discussion is intended to assist in understanding of the Company's financial position as of August 31, 2001, and its results of operations for the three-and six month periods ended August 31, 2001 and 2000. The financials statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Life Partners Holdings, Inc.'s annual report on Form 10-KSB for the year ended February 28, 2001.

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

     The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended August 31, 2000 and 2001:

                       Period Ended August 31, 2000  Period Ended August 31, 2001
                        Three Months     Six Months   Three Months    Six Months
                        ------------     ----------   ------------    ----------
Number of settlements         47            102             40            71

Face value of policies
  (in '000's)           $  3,442       $  7,905       $  4,161      $  5,802
Average revenue per
  settlement            $ 25,177       $ 28,994       $ 29,941      $ 23,951

Net revenues derived
  (in '000's) (1)       $    657       $  1,524       $    595      $    812

_______________

(1) The revenues derived are exclusive of referring broker commissions and referral fees.

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

     On September 6, 2001 the Company signed an engagement letter with Sutro & Co. Incorporated to act as its exclusive financial advisor and placement agent for either the public or private placement of up to $500 million of asset backed securities involving life insurance policies and senior life settlement.

Comparison  Of  The  Three  Months  Ended  August  31,  2001  And  2000

     The Company reported net loss of $51,935 for the three months ended August 31, 2001, as compared to net income of $7,954 for the three months ended August 31, 2000. The Company pays brokerage and referral fees to parties who originate viatical settlements and the decrease in net income is attributable primarily to a 15% increase in brokerage and referral fees paid.

     Revenues - Revenues increased by $14,324 or 1% from $1,183,304 in 2000 to $1,197,628 for the same period in 2001.

     Brokerage and Referral Fees - Brokerage and referral fees increased 15% or $76,916 from $525,741 in 2001. This increase in due primarily to an increase in referral fees incurred to obtain quality referrals. The average revenue per settlement increased by 19% from $25,177 in 2000 to $29,941 in 2001 while the number of settlement decreased by 15% from $47 in 2000 to $40 in 2001.

     General and Administrative Expenses - General and Administrative expenses increased by 2% or $11,548 from $659,479 in 2000 to $671,027 in 2001.

     Depreciation Expense - Depreciation expense increased from $12,440 in 2000 to $12,792 for the comparable three-month period in 2001.

     Interest and Other Income - Interest and other income increased by 48% or $16,824 from $34,886 in 2000 to $51,710 in 2001. This increase was due primarily to the interest income accrued on the notes receivable due to the Company and interest earned on cash in banks.

     Interest Expense - Interest Expense increased from $12,576 in 2000 to $14,797 for the same three month period in 2001.

     Income  Taxes  -  No income tax expense was reported in either year, due to
(1) the utilization of loss carryforwards to offset the income tax liability in 1999 and (2) the over accrual of the 2000 income tax liability during the first quarter.

Comparison  Of  The  Six  Months  Ended  August  31,  2001  And  2000

     The Company reported net loss of ($685,953) for the six months ended August 31, 2001, as compared to net income of $189,918 for the six months ended August 31, 2000. This decrease in net income is attributable primarily to the following factors: (1) a 42% decrease in revenue, (2) a 17% decrease in the average revenues per settlement revenues per settlement and (3) recognizing of $258,500 in underwriting losses.

     Revenues - Revenues decreased by $1,256,841 or 42% from $2,957,377 in 2000 to $1,700,535 for the same period in 2001. This decrease was primarily due to a 17% decrease in the average revenue per settlement from $28,994 in 2000 to

$23,951 in 2001 plus a 30% decrease in the number of settlements from 102 in 2000 to 71 for the comparable six month period in 2001. The decrease in the number of settlements was due to management's efforts to be more selective in the cases selected for settlement.

     Brokerage and Referral Fees - Brokerage and referral fees decreased 38% or $544,327 from $1,433,009 in 2000 to $888,682 in 2001. This decrease is due to
(1) a 30% decrease in the number of cases settled combined with (2) an 11% decrease in the average brokerage fees per settlement from $14,049 in 2000 to $12,517 for the comparable six-month period in 2001.

     General and Administrative Expenses - General and Administrative expenses decreased by $3,629 from $1,270,206 in 2000 to $1,266,577 in 2001.

     Depreciation Expense - Depreciation expense increased from $18,427 in 2000 to $25,451 for the comparable six-month period in 2001. This increase is due primarily to the purchase of an office building by the Company in 2000.

     Interest and Other Income - Interest and other income increased by 15% or $10,819 from $71,618 in 2000 to $82,437 in 2001. This increase was due primarily to the interest accrued on notes receivable due to the Company and interest earned on cash in bank.

     Interest Expense - Interest Expense increased from $13,308 in 2000 to $29,715 for the same six-month period in 2001. This increase is due primarily to the addition of debt associated with the acquisition of the Company's office building.

     Income Tax Expense - During the first six months of 2000 the Company recognized current income tax expense of $104,127. No income tax expense was recognized in the comparable period of 2001 due to the effect of net operating losses.

Liquidity  And  Capital  Resources

     Operating Activities

     Net cash flows used in operating activities for the six months ended August 31, 2001 was ($407,049) compared with net cash flows provided by operating activities of $146,245 for the six months ended August 31, 2000. This decrease in cash flows from operating activities was attributable primarily to the net loss of ($685,953) during the six months ended August 31, 2001 as compared to net income of $189,918 for the comparable period in 2000.

     The Company's strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. The Company also intends to commence investing directly in viatical and senior life settlement policies on its own behalf.

     Sale of Equity

     During May 2001, the Company sold one million shares of its treasury stock resulting in net proceeds of $4,650,000. The Company intends to use these proceeds for additional working capital.

Capital  Requirements  And  Resources

     At  August  31,  2001,  the  Company  had  working  capital  of $3,956,574.
Management believes future viatical settlement operations will generate sufficient profits and cash flows to meet the Company's anticipated working capital needs for this business segment.

     The Company has signed an engagement letter with Sutro & Co., which intends to place a public or private offering up to $500 million of asset-backed securities involving senior life settlements. The senior life settlements will serve as the assets backing notes to be sold to investors. Securing $500 million of notes will require approximately $1.0 billion in policy face amounts. The Company anticipates that it will originate the senior life settlements, receive placement fees for its origination, and will retain a contingent revenue interest in the settlements to the extent that life insurance proceeds exceed the amounts necessary to retire the notes. The Company is currently negotiating the structure of the securitization and has begun identifying senior life settlements. It expects that Sutro & Co. will place approximately $250 million of bonds within the current fiscal year ending February 28, 2002, with the balance following in fiscal year 2002. After the bonds are placed, the Company will acquire senior life settlements with the note proceeds over a period of up to 18 months. If all $500 million of the securities are sold as planned, the Company expects to realize up to $55.0 million in placement fees (approximately 5.5% of policy face amounts) during the first three quarters of its fiscal year ended February 28, 2003.

     During the six months ended August 31, 2001, the Company accrued $450,000 in a loss reserve for certain litigation contingencies (see Item 1, Legal
Proceedings) and paid $80,000 and accrued an additional $178,500 for underwriting losses. On September 20, 2001, the Company received notice from the Internal Revenue Service of a proposed tax adjustment to Life Partner Inc.'s taxable income for the years ended 1993, 1994 and 1995. The proposed tax deficiencies and penalties total $2.1 million. Interest would be added to any deficiency assessed. The Company contests the proposed deficiencies and at this point is unable to quantify its liability, if any. As of August 31, 2001, the Company had not accrued any liability on its financial statements related to this proposed tax delinquency.

PART II - OTHER INFORMATION

ITEM  1.     LEGAL PROCEEDINGS

ITEM  2.     CHANGES IN SECURITIES

     On August 23, 2001, the Company sold 20,000 shares of its treasury stock to an unrelated individual for a promissory note in the amount of $155,000. The note bears interest at the rate of 6.5% per annum and principal and interest are due in three years. No commissions or other remuneration was paid in connection with the sale. Transferability of the stock is restricted as provided under the Securities Act of 1933. The sale was made under a private offering exemption.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held the Annual Meeting of Stockholders on July 31, 2001. Management solicited proxies for the meeting, and there was no solicitation in opposition to management's nominees as listed in the Proxy Statement. All nominees were re-elected for a one-year term. Votes were cast as follows:

     Nominees                For                   Withheld          Abstain
     --------                ---                   --------          -------
Brian D. Pardo             7,920,201                   3                0
R. Scott Peden             7,920,201                   3                0
Brian C. Kelly             7,920,201                   3                0

     The stockholders ratified the appointment of Gray & Northcutt, Inc., independent auditors, to audit the Company's financial statements for the year ending February 28, 2002. Votes were cast as follows:

                            For                   Withheld          Abstain
                            ---                   --------          -------
                          7,914,407                   0               5,797


ITEM  5.     OTHER  INFORMATION

     On August 16, 2001, the Company's Board of Directors added Mr. Dwight L.Pierce and Mr. Tad Ballantyne as new directors. Mr. Pierce, age 55, has served as President of SunLease, Inc. and SunSave, Inc. since 1996. Mr. Pierce has also served as President of Remington University, Southern Technical Colleges, and Oklahoma Junior College. Mr. Pierce holds a Bachelor of Arts degree from Harding College and a Juris Doctor degree from the University of Arkansas at Little Rock. Mr. Ballantyne, age 44, is the Chief Operating Officer of BR Industries, Inc., which owns various companies in the food processing and metals processing industry. He also serves as CEO of Texas Steel Partners, Inc., a steel foundry located in Ft. Worth, Texas. Messrs. Pierce and Ballantyne were also named to the Audit Committee.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

  (a)     Exhibits

               None

  (b) The Company filed the following Form 8-K during the quarter ended August 31, 2001:

               A form 8-K dated September 6, 2001, reporting the entering into an agreement with Sutro & Co. Incorporated to act as its exclusive financial advisor and placement agent for either the public or private placement of up to $500 million of asset backed securities involving life insurance policies and Senior Life Settlements.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October  15,  2001                      Life Partners Holdings, Inc.


                                        By:/s/Brian D. Pardo
                                           ------------------------------------
                                           Brian D. Pardo
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                     Title                             Date
/s/Brian D. Pardo             President, Principal           October  15,  2001
-----------------------       Executive Officer, and
                              Director

/s/Jacquelyn  Davis           Chief Financial Officer,       October  15,  2001
-----------------------       Treasurer, and Director

/s/R. Scott Peden             Corporate Clerk (Secretary),   October  15,  2001
-----------------------       Director