Form 10QSB
period 2001-11-30
LIFE PARTNERS HOLDINGS INC
filed 2002-01-14
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                For the quarterly period ended: November 30, 2001
                                       or
    [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                                Exchange Act of


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares  of  Common  Stock,  $.01  par value, outstanding as of January 11, 2002:
9,626,721

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

                          LIFE PARTNERS HOLDINGS, INC.

                                      INDEX

Description                                                                Page

PART  I.  FINANCIAL  INFORMATION

    Item  1.  Financial  Statements

             Consolidated Condensed Balance  Sheet  -
               November  30,  2001                                          3-4

             Consolidated  Condensed  Statements  of  Income  -
               For  the  Three and  Nine  Months  Ended
               November  30,  2001  and  2000                                5

             Consolidated  Condensed  Statements  of
               Stockholders  Equity  - For  the  Nine  Months
               Ended  November  30,  2001  and  2000                         6

             Consolidated  Condensed  Statements  of
               Cash  Flows - For the Nine Months  Ended
               November  30,  2001  and  2000                                7

             Notes  to  Consolidated  Condensed
               Financial  Statements                                        8-11


    Item  2.  Management's  Discussion  and  Analysis of
              Financial Condition and Results  of  Operations              12-16



PART  II.  OTHER  INFORMATION

    Item  1.  Legal Proceedings                                            16-17

    Item  5.  Other Information                                             17

    Item  6.  Exhibits  and  Reports  on  Form  8-K                         17

This quarterly report on Form 10-QSB should be read in conjunction with Life Partners Holdings, Inc.'s Annual Report on Form 10-KSB for the year ended February 28, 2001.

PART  I.  FINANCIAL INFORMATION

Item  1.  Financial Statements - November 30, 2001 and 2000

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                NOVEMBER 30, 2001
                                  (UNAUDITED)
                                  Page 1 of 2

                                     ASSETS

 CURRENT  ASSETS:
      Cash                                                      $     4,601,317
      Accounts  receivable  -  trade                                      2,603
      Due  from  employees                                               20,173
      Current  portion  -  long-term  notes  receivable                   3,419
      Prepaid  income  taxes                                             20,460
      Prepaid  expenses                                                 163,023
                                                                ---------------

           Total  current  assets                                     4,810,995
                                                                ---------------

 PROPERTY  AND  EQUIPMENT:
      Land  and  building                                               803,328
      Machinery  and  equipment                                          71,498
      Transportation  equipment                                         173,775
                                                                ---------------

                                                                      1,048,601
      Accumulated  depreciation                                        (201,594)
                                                                ---------------

                                                                        847,007
                                                                ---------------

 OTHER  ASSETS:
      Notes receivable, net of current portion, shown
           above, and allowance for bad debt of $40,798                   3,403
      Premium  advances,  net  of  reserve  for  uncollectible
           advances  of  $313,871                                             -
      Deferred  income  taxes                                            27,244
      Other                                                              27,091
                                                                ---------------

                                                                         57,738
                                                                ---------------

           Total  Assets                                        $     5,715,740
                                                                ===============





                             See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                NOVEMBER 30, 2001
                                  (UNAUDITED)
                                  Page 2 of 2

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT  LIABILITIES:
      Accounts  payable                                         $        40,841
      Current  portion  of  long-term  debt                              25,538
      Accrued  liabilities                                              751,212
                                                                ---------------

           Total  current liabilities                                   817,591
                                                                ---------------

 DEFERRED  REVENUE                                                      143,500
                                                                ---------------

 LONG-TERM  DEBT,  net  of  current  portion  shown  above              587,757
                                                                ---------------

 CONTINGENCIES                                                                -
                                                                ---------------

 STOCKHOLDERS'  EQUITY:
      Common  stock,  $0.01  par  value,  10,000,000  shares
           authorized;  10,000,000  shares  issued  and
           outstanding                                                  100,000
      Additional  paid-in  capital                                   11,247,804
      Accumulated  deficit                                           (6,416,885)
      Less:  Notes  receivable  issued  for  common  stock             (455,041)
      Less:  Treasury  stock  -  373,279  shares                       (308,986)
                                                                ---------------

           Total  Stockholders' Equity                                4,166,892
                                                                ---------------

           Total Liabilities and Stockholders' Equity           $     5,715,740
                                                                ===============




                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                     FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                             NOVEMBER 30,              NOVEMBER 30,
                                     --------------------------  -------------------------
                                          2001         2000         2001         2000
                                          ----         ----         ----         ----
REVENUES                               $1,231,197   $  289,809   $2,931,732   $3,247,187

BROKERAGE AND REFERRAL EXPENSES           578,097       94,022    1,466,779    1,527,031
                                       ----------   ----------   ----------   ----------

REVENUES, NET OF BROKERAGE EXPENSES       653,100      195,787    1,464,953    1,720,156
                                       ----------   ----------   ----------   ----------

OPERATING AND
  ADMINISTRATIVE  EXPENSES:
    General and administrative            556,008      602,060    1,822,585    1,872,267
    Depreciation                           13,316       12,750       38,767       31,176
                                       ----------   ----------   ----------   ----------

                                          569,324      614,810    1,861,352    1,903,443
                                       ----------   ----------   ----------   ----------

INCOME (LOSS) FROM OPERATIONS              83,776     (419,023)    (396,399)    (183,287)
                                       ----------   ----------   ----------   ----------

OTHER  INCOME  (EXPENSES):
    Interest and other income              82,207      211,468      164,644      283,086
    Underwriting  losses                  (93,619)           -     (352,119)           -
    Interest  expense                     (14,487)     (20,276)     (44,202)     (33,584)
                                       ----------   ----------   ----------   ----------

                                          (25,899)     191,192     (231,677)     249,502
                                       ----------   ----------   ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES          57,877     (227,831)    (628,076)      66,215
                                       ----------   ----------   ----------   ----------

INCOME  TAXES:
    Current tax expense (benefit)               -     (104,127)           -            -
                                       ----------   ----------   ----------   ----------

                                                -     (104,127)           -            -
                                       ----------   ----------   ----------   ----------

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT FOR CHANGE IN ACCOUNTING
  PRINICIPLE                               57,877     (123,704)    (628,076)      66,215

CUMULATIVE EFFECT OF CHANGE ON
  YEARS PRIOR TO 2001                    (143,500)           -     (143,500)           -
                                       ----------   ----------   ----------   ----------

NET  INCOME  (LOSS)                    $  (85,623)  $ (123,704)  $ (771,576)  $   66,215
                                       ==========   ==========   ==========   ==========

BASIC EARNINGS (LOSS) PER SHARE:
    Income before cumulative effect
      of accounting  changes           $        -   $    (0.01)  $    (0.06)  $     0.01
    Cumulative effect of accounting
      change                                (0.01)           -        (0.02)           -
                                       ----------   ----------   ----------   ----------

     Net  income  (loss)               $    (0.01)  $    (0.01)  $    (0.08)  $     0.01
                                       ==========   ==========   ==========   ==========

AVERAGE  COMMON  AND  COMMON
    EQUIVALENT SHARES OUTSTANDING       9,626,721    8,401,003    9,278,744    8,397,225
                                       ==========   ==========   ==========   ==========


                             See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                  (UNAUDITED)



                              Common Stock                                                       Treasury  Stock
                           --------------------                                               ---------------------
                            Number     $0.010     Additional                                   Number                    Total
                              of         par        Paid-In     Accumulated       Note           of                   Shareholders'
                            Shares      Value       Capital       Deficit      Receivable      Shares        Amount      Equity
                          ----------   --------   -----------   ------------   ----------     ---------  ------------ -------------
Balance, February 29,
  2000                    10,000,000   $100,000   $ 4,705,817   $(4,803,754)    $       -      1,842,228  $       -   $    2,063

Contribution of shares
  to Company by former
  employees                        -          -             -             -             -         45,000          -            -

Treasury stock issued
  for notes payable                -          -       170,000             -             -        (11,148)         -      170,000

Treasury stock sold
  by  the  Company                 -          -       509,189             -             -        (33,250)         -      509,189

Treasury stock purchased
  by the Company                   -          -             -             -             -         18,541   (298,130)    (298,130)

Contribution of shares
  to Company by
  shareholders                     -          -             -             -             -         84,500          -            -

Net loss for the nine
  months ended
  November 30, 2000                -          -             -        66,215             -              -          -       66,215
                          ------------------------------------------------------------------------------------------------------

Balance, November 30,
  2000                    10,000,000   $100,000   $ 5,385,006   $(4,737,539)    $       -      1,945,871  $(298,130)  $  449,337
                          ======================================================================================================


Balance, February 28,
  2001                    10,000,000   $100,000   $ 6,359,371   $(5,645,309)    $(300,041)     1,410,151  $(308,986)  $  205,035

Treasury stock sold for
  cash                             -          -     4,740,233             -             -     (1,017,778)         -    4,740,233

Treasury stock rescinded           -          -        (6,800)            -             -            906          -       (6,800)

Treasury stock sold for
  note receivable                  -          -       155,000             -      (155,000)       (20,000)         -            -

Net income for the nine
  months  ended
  November  30,  2001              -          -             -      (771,576)            -              -          -     (771,576)
                          ------------------------------------------------------------------------------------------------------

Balance, November 30,
  2001                    10,000,000   $100,000   $11,247,804   $(6,416,885)    $(455,041)       373,279  $(308,986)  $4,166,892
                          ======================================================================================================

                          LIFE PARTNERS HOLDINGS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                           2001          2000
                                                       -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income  (loss)                                  $ (771,576)   $   66,215
  Adjustments  to  reconcile  net  income  to
    net  cash  provided  by  (used  in)
    operating  activities  -
      Depreciation                                         38,767        31,176
      (Increase) decrease in accounts receivable            1,011      (189,647)
      (Increase) in prepaid expenses                     (154,113)       (2,113)
      (Increase) decrease in advances on premiums          63,198       (36,149)
      (Increase) decrease in other assets                     157       (16,752)
      Increase (decrease) in  accounts  payable            (2,859)       31,677
      Increase in deferred revenues                       143,500             -
      Decrease  in  income  taxes  payable                      -       (78,087)
      Increase (decrease) in accrued liabilities          272,221       (43,583)
                                                       ----------   -----------

    Net cash provided by (used in) operating
      activities                                         (409,694)     (237,263)
                                                       ----------   -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Purchases  of  property  and  equipment               (21,176)     (813,884)
                                                       ----------   -----------

    Net  cash  used  in  investing  activities            (21,176)     (813,884)
                                                       ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                             4,702       900,051
    Payments on notes payable                             (18,225)            -
    Proceeds  from  issuance  of  treasury  stock       4,733,433       509,189
    Purchase  of  treasury  stock                               -      (298,130)
                                                       ----------   -----------

      Net cash provided by (used in) financing
        activities                                      4,719,910     1,111,110
                                                       ----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    4,289,040        59,963

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            312,277       115,775
                                                       ----------   -----------

CASH  AND  CASH  EQUIVALENTS,
    END  OF  PERIOD                                    $4,601,317   $   175,738
                                                       ==========   ===========

SUPPLEMENTAL  DISCLOSURES  OF
   CASH  FLOW  INFORMATION:
     Interest paid                                     $   44,202   $    33,584
                                                       ==========   ===========

     Income taxes paid                                 $        -   $    78,087
                                                       ==========   ===========

During  May of 2001,  the Company issued 17,778 shares of its treasury stock in
settlement  of a claim against the Company.   This transactions  was valued  at
$80,000 for financial  reporting purposes.


                             See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001
                                  (UNAUDITED)


     These consolidated condensed financial statements have been prepared by Life Partners Holdings, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustment is of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-KSB.

     The Company's fiscal year ends on the last day of February. In fiscal 2002, the Company's interim quarters ended May 31, 2001, August 31, 2001 and November 30, 2001.


(1)  DESCRIPTION  OF  BUSINESS

     Life Partners Holdings, Inc. (the "Company") formerly IGE, Inc. was organized under the laws of the Commonwealth of Massachusetts in 1971, but had been dormant and without operations since 1985. On January 18, 2000, the shareholders of Life Partners Holdings, Inc. and Life Partners, Inc.
     (LPI) entered into a share exchange agreement whereby LPI became a wholly owned operating subsidiary of the Company. On January 20, 2000, the Company acquired all of the outstanding stock of Extended Life Services, Inc. for $500.

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


(2)  CHANGE  IN  ACCOUNTING  PRINCIPLE

     During the nine months ended November 30, 2001, the Company changed its method of reporting revenues to take into consideration certain nominal services performed by the Company subsequent to closing of the viatical settlement. These services although not called for in the policy funding agreements entail monitoring the insured's progress and notifying the holder of the policy when the insured dies. The Company has elected to change its policy funding agreement to specify that this service will be performed and to charge an up front fee for this service of $100 per policy. The fee will be deferred and amortized over the life expectancy of the insured. Prior to this change, all revenues were recognized on the closing date for the acquisitions of the policies by investors. With respect to earlier purchases (in which the fee was not charged), the Company has reserved a portion of its previously recognized income through a charge against income. The reserved portion is equivalent to the unamortized amount that would have existed had the Company always deferred and amortized a $100 fee. The cumulative effect of this change in accounting method (assuming the Company had charged this fee from inception) resulted in a one-time charge of $143,500, which is reflected in the financial statements at November 30, 2001. Proforma numbers reflecting the effect of this change as if the Company had reported earnings in this manner were not included as the effects would have been immaterial to earnings during the three and nine-month periods ended November 30, 2001 and 2000.

(3)  LONG-TERM  DEBT

     As  of  November  30,  2001,  the Company had the following long-term debt:

          Building  loan                  $608,593
          Equipment  loans                   4,702
                                          --------

                                           613,295
Less  current  portion                      25,538
                                          --------

Long-term  debt                           $587,757
                                          ========

(4)  COMMON  STOCK  OPTIONS  AND  CHANGES  IN  CAPITALIZATION

     Reverse  Merger

     On January 18, 2000, the Company acquired LPI in a share exchange whereby LPI became a wholly owned subsidiary of the Company. This transaction was treated as a pooling of interest for financial reporting purposes. The Company issued LPI stockholders 9,500,000 shares of common stock. The Company approved the transfer of its assets to LPI and the existing Board of Directors and Officers resigned. On January 21, 2000, the Company's principal shareholders contributed 3,000,000 shares of the Company's common stock back to the Company to be used in accordance with the terms of the its Omnibus Equity Compensation Plan. Any shares not optioned by January 31, 2002 were to revert to this shareholder. As of February 28, 2001, this shareholder waived its reversionary rights to these shares.

     Omnibus  Equity  Compensation  Plan

     The Company adopted an Omnibus Equity Compensation plan. This plan allows the Company to issue options and other rights covering up to 3,000,000 shares of its treasury stock to its employees and agents at prices and terms to be determined by the Company on the date of issuance.

     As of November 30, 2001, the Company had issued options covering 1,395,356 shares under this plan. As of such date, all options had been exercised and no options or other rights awarded under the plan were outstanding.


(5)  OTHER  STOCK  TRANSACTIONS

     On December 26, 2000, the Company issued 41,385 shares of its restricted treasury stock to a corporation in exchange for a one-year note receivable in the amount of $300,041. This note bears interest at the rate of 9.5% per annum and is personally guaranteed by certain individuals. For financial reporting purposes, this note has been reflected as a reduction in the Company's Shareholders' Equity section similar to a stock subscription receivable. During December 2001, this note receivable was renewed for one year with the unpaid interest rolled into the principal balance of the new note.

     As of November 30, 2001, the Company had 244,523 warrants outstanding at exercise prices ranging from $7.25 to $9.375 per warrant for one share each of the Company's treasury stock. These warrants will expire in three years commencing in 2003.

     On May 24, 2001, the Company entered into a series of private placement transactions resulting in the sale of 1,000,000 shares of the Company's treasury stock at $5.00 per share. The Company's net proceeds totaled $4,650,000.

     During May, 2001, the Company issued 17,778 shares of its treasury stock in settlement of a claim against the Company. This transaction was valued at $80,000 for financial reporting purposes.

     On August 23, 2001, the Company issued 20,000 shares of its restricted treasury stock to an individual in exchange for a three-year note receivable in the amount of $155,000. This note bears interest at the rate of 6.5% per annum. For financial reporting purposes, this note has been reflected as a reduction in the Company's Shareholders' Equity section similar to a stock subscription receivable.


(6)  EARNINGS  (LOSS)  PER  SHARE

     Basic earnings per share amounts are computed based on the weighted average number of shares outstanding on that date during the applicable periods.

     Diluted earnings per share was not computed as of November 30, 2001 and 2000 because there was no material differences between basic and diluted earnings per share.


(7)  CONTINGENCIES

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

     LPI had been named as defendant in a suit wherein the plaintiff alleged that her investment advisor misrepresented certain facts to her in purchasing certain viatical settlements. The plaintiff alleged that the investment advisor was an agent of the Company. The plaintiff claimed she invested over $160,000 to purchase viatical settlements at issue in this case and paid approximately $14,000 in taxes that she contended were LPI's responsibility. She also included a claim for punitive damages and recovery of attorneys' fees. During December 2001, this case was settled for a nominal amount.

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

     The Company has accrued $450,000 in a loss reserve relating to the above-described cases. It believes this reserve will be adequate to cover all costs of defending itself and settling these cases.

     The Company has been named as a defendant in a suit brought by two former employees who alleged that they were entitled to certain stock options representing a total of 30,000 shares of the Company's common stock.
     These stock options were allegedly issued to them by the Company's principal shareholder and were to have had an exercise price of $.01 per share. Plaintiffs allege that the Company was not willing to exercise these options resulting in losses of approximately $357,000 in actual damages. Plaintiffs are also asking for exemplary damages. Management denies any liability in this suit and plans to pursue its defense vigorously. No liability has been accrued on the Company's books as of November 30, 2001 in connection with this suit.

     During the three and nine months ended November 30, 2001, the Company accrued $93,619 and $352,119, respectively, in underwriting losses.

     On September 20, 2001, the Company received notice from the Internal Revenue Service of a proposed tax adjustment to Life Partners, Inc.'s taxable income for the years ended September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,755,624 plus proposed penalties totaling $351,125. The Company would also be liable for interest due on any portion of this assessment if it is upheld.

     The Company's legal counsel in this matter has not had sufficient time to make an estimation of the Company's liability, if any, in connection with this proposed assessment. Management believes that it has substantial support for its position and that the ultimate liability, if any, will be substantially less than the proposed assessment. Because the Company has not been able to quantify its liability, if any, with regard to this proposed assessment, no loss accrual has been recorded as of November 30, 2001.

     In the opinion of management, no other legal matters will have a material impact on the Company's financial statements.


(8)  AGREEMENT  WITH  SUTRO  &  CO.

     On September 6, 2001, the Company signed an engagement letter with Sutro & Co. Incorporated ("Sutro"). Sutro is to assist in the preparation of a public or private offering of up to $500 million of asset-backed securities involving senior life settlements.

     Terms of this agreement call for the Company to pay Sutro and advisory fee equal to 3% of the principal amount of asset backed securities created in the private or public offering. In addition, Sutro is to receive a 25% interest in the residual and/or equity certificates issued in connection with the securities issued pursuant to this agreement.

     The agreement also calls for the Company to make a $100,000 non-refundable retainer deposit to Sutro. This deposit is to be applied against any fees future advisory fees earned by Sutro. The Company has also agreed to give Sutro a $25,000 deposit, which is to be utilized for fees, expenses, and costs Sutro might incur in connection with this engagement. As of November 30, 2001, the $125,000 advanced to Sutro is reflected in prepaid expenses on the Company's balance sheet.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations

     Statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance; anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets; developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are forward-looking statements" as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involved a number of risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

     The following discussion is intended to assist in understanding of our financial position as of November 30, 2001, and its results of operations for the three and nine month periods ended November 30, 2001 and 2000. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Life Partners Holdings, Inc.'s annual report on Form 10-KSB for the year ended February 28, 2001.

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

     The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the three and nine months periods ended November 30, 2001 and 2000:

                                       Period  Ended             Period  Ended
                                    November  30,  2000        November  30,  2001
                                    -------------------        -------------------
                                 Three Months  Nine Months  Three Months  Nine Months
                                 ------------  -----------  ------------  -----------
          Number of settlements              13      115            36          107
          Face value of policies
            (in `000's)                 $   776  $ 8,681       $ 2,041      $ 7,843
          Average revenue per
            settlement                  $22,293  $28,236       $34,200      $27,399
          Net revenues derived
            (in `000's) (1)             $   196  $ 1,720       $   653      $ 1,465

          (1) The revenues derived are exclusive of referring broker commissions.

     Our New Senior Life Settlement Business. To supplement our viatical settlement operations, we entered the market for "senior life settlements" in 1997 under contract with ELSI. We later acquired ELSI as a wholly owned subsidiary to focus on this market, which Conning & Co., an independent industry analyst, estimates to be in excess of $100 billion in face amount. On behalf of ELSI, we originated, reviewed and underwrote almost $600 million in face value of senior life settlements in 1997. In underwriting these policies, we quantified premium and life expectancy risks, but did not purchase any of the policies for our own account or assume any risk associated therewith. Although we anticipate purchasing senior life settlements for our securitization with Sutro & Co. Incorporated (see below), we have not purchased any senior life settlements since 1997.

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

     On September 6, 2001, the Company signed an engagement letter with Sutro & Co. Incorporated to act as its exclusive financial advisor and placement agent for either the public or private placement of up to $500 million of asset backed securities involving life insurance policies and senior life settlements. See Note 8 to the Notes to the Consolidated Condensed Financial Statements and "Liquidity and Capital Resources" below.

Comparison  Of  The  Three  Months  Ended  November  30,  2001  And  2000

     We reported net loss of $(85,623) for the three months ended November 30, 2001, as compared to net loss of $(123,704) for the three months ended November 30, 2000. This $38,081 improvement is attributable primarily to the following factors: (1) a 233% increase in revenues net of brokerage expense offset in part by (2) a 61% decrease in other income, (3) the accrual of underwriting losses of $93,619 in 2001, (4) a charge of $143,500 in 2001 associated with a change in accounting principles and, (5) a decrease in income tax benefits of $104,127 from 2000.

     Revenues - Revenues increased by $941,388 or 325% from $289,809 in 2000 to $1,231,197 for the same period in 2001. This increase was due primarily to a 177% increase in the number of policies settled from 13 in 2000 to 36 in 2001 combined with a 53% increase in the average revenues per settlement from $22,293 in 2000 to $34,200 for the comparable period in 2001. Management believes the increase in the number of settlements is due to increasing demand for viatical settlements by investors, which we believe results from increased interest in viatical settlements as a means of diversification of our clients investment portfolios. The increase in the average revenue per settlement is due to a decrease in the number of viatical settlement companies resulting in Company's ability to negotiate lower purchase prices from insured's.

     Brokerage and Referral Expenses - Brokerage and referral expenses increased by 515% or $484,075 from $94,022 in 2000 to $578,097 in 2001. This increase is due primarily to (1) a 177% increase in the number of cases settled combined with (2) a 122% increase in the average brokerage fees per settlement from $7,232 in 2000 to $16,058 in 2001 . The increase in the average brokerage and referral fee per settlement is due to (1) higher average settlements in 2001 than in 2000 and (2) the market trend towards paying higher referral fees.

     General and Administrative Expenses - General and administrative expenses decreased by 8% or $46,052 from $602,060 in 2000 to $556,0008 in 2001. This decrease was due primarily to (1) a $29,505 decrease in rent as a result of the purchase of our own office building and, (2) decreases in salaries and related expenses as a result of reductions in the number of personnel, offset in part by a $25,069 increase in legal and professional fees resulting from our defense of various litigation.

     Depreciation Expense - Depreciation expense increased from $12,750 in 2000 to $13,316 for the comparable three-month period in 2001.

     Interest and Other Income - Interest and other income decreased by $129,261 from $211,468 in 2000 to $82,207 in 2001. This decrease was due primarily to the collection in 2000 of reimbursements for premium advances totaling $182,358, which had previously been charged to expense. During the comparable period in 2001, we did not receive any significant premium reimbursements.

     Underwriting Losses - We incurred underwriting losses of $93,619 for the three month period ended November 30, 2001. We have implemented stricter underwriting guidelines in an effort to minimize or eliminate underwriting losses in the future.

     Interest Expense - Interest expense decreased from $20,276 in 2000 to $14,487 for the same three-month period in 2001. This decrease was due primarily to the inclusion of four months building interest in the quarter ended November 30, 2000.

     Cumulative Effect of Change in Method of Income Recognition - During 2001 the company recognized a charge of $143,500 associated with a change in the Company's method of recognizing income to take into consideration certain nominal services, which are performed subsequent to the settlement date.

     Income Taxes - No income tax expense was reported in 2001 as the Company had a loss. An income tax benefit of $104,127 was reported in 2000. This benefit resulted from the offsetting of the current quarter's loss against the income tax liability accrued for the first two quarters earnings.

     Tax Assessment - On September 20, 2001, we received notice from the Internal Revenue Service of a proposed tax adjustment to LPI's taxable income for the years ended September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,775,624 plus proposed penalties totaling $351,125. Interest and penalties could be added to any portion of this assessment that is upheld. Our legal counsel and we are assessing LPI's liability, if any, in connections with this proposed assessment. We believe that LPI has substantial support for its position and that the ultimate liability, if any, will be substantially less that the proposed assessment. We have not be able to determine the amount, if any, of liability that should be accrued on our books in connection with this proposed tax adjustment, therefore no accrual has been recorded as of November 30, 2001.

Comparison  Of  The  Nine  Months  Ended  November  30,  2001  And  2000

     We reported net loss of $(771,576) for the nine months ended November 30, 2001, as compared to net income of $66,215 for the nine months ended November 30, 2000. This decrease in net income is attributable primarily to the following factors: (1) recognition of $352,119 in underwriting losses,
     (2) a 10% decrease in revenues, (3) a 42% decrease in interest and other income, and (4) a charge of $143,500 related to the Company's method of reporting income.

     Revenues - Revenues decreased by $315,455 or 10% from $3,247,187 in 2000 to $2,931,732 for the same nine month period in 2001. This decrease was due primarily to a 3% decrease in the average revenue per settlement from $28,236 in 2000 to $27,399 for the comparable nine month period in 2001 combined with a 7% decrease in the number of settlements from 115 in 2000 to 107 for the comparable period in 2001. The decrease in the number of settlements is attributable to market conditions, which did not start improving until the third quarter of 2001.

     Brokerage and Referral Expenses - Brokerage and referral expenses decreased 4% or $60,252 from $1,527,031 for the nine months ended November 30, 2000 to $1,466,779 for the nine months ended November 30, 2001. This decrease is due in part to a 7% decrease in the number of settlements offset in part by a 3% increase in the average brokerage and referral fee per settlement from $13,278 in 2000 to $13,708 in 2001. This increase is due to the market trend towards paying higher referral fees.

     General and Administrative Expenses - General and administrative expenses decreased by 3% or $49,682 from $1,872,267 for the nine months ended November 30, 2000 to $1,822,585 for the nine months ended November 30, 2001. This decrease is due in part to the following: (1) a $88,515 decrease in rent as a result of the Company's acquiring its own facility,
     (2) decreases in salaries and telephone expense as a result of decreases in the number of employees, offset in part by, (3) a $122,754 increase in legal and professional fees due primarily to legal fees incurred in its defense of various litigation.

     Depreciation Expense - Depreciation expense increased from $31,176 in 2000 to $38,767 for the comparable nine-month period in 2001. This increase is due primarily to our purchase of an office building in June of 2000.

     Interest and Other Income - Interest and other income decreased by 42% or $118,442 from $283,086 for the nine months ended November 30, 2000 to $164,644 for the nine months ended November 30, 2001. This decrease was due primarily to the collections in 2000 of reimbursement for an unusually large premium advance, which had previously been charged to expense.

     Underwriting Losses - We incurred $352,119 in underwriting losses during the nine months ended November 30, 2001. We have implemented stricter underwriting guidelines in an effort to minimize or eliminate underwriting losses in the future.

     Interest Expense - Interest expense increased from $33,584 for the nine months ended November 30, 2000 to $44,202 for the same nine-month period in 2001. This increase is due primarily to the addition of debt associated with the acquisition of the Company's office building.

     Cumulative Effect of Change in Method of Income Recognition - During 2001, the Company recognized a charge of $143,500 associated with a change in the Company's method of recognizing income to take into consideration certain nominal services, which are performed subsequent to the settlement date.

     Tax Assessment - On September 20, 2001, we received notice from the Internal Revenue Service of a proposed tax adjustment to LPI's taxable income for the years ended September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,775,624 plus proposed penalties totaling $351,125. Interest and penalties could be added to any portion of this assessment that is upheld. Our legal counsel and we are assessing LPI's liability, if any, in connections with this proposed assessment. We believe that LPI has substantial support for its position and that the ultimate liability, if any, will be substantially less that the proposed assessment. We have not be able to determine the amount, if any, of liability that should be accrued on our books in connection with this proposed tax adjustment, therefore, no accrual has been recorded as of November 30, 2001

Liquidity  and  Capital  Resources

Operating  Activities

     Net cash flows used in operating activities for the nine months ended November 30, 2001 were $(409,693) compared with net cash flows used in operating activities of $(237,263) for the nine months ended November 30, 2000. This decrease in cash flows from operating activities was attributed primarily to the net loss of $(771,576) during the nine months ended
     November 30, 2001 as compared to the net income of $66,215 for the comparable period in 2000 combined with a $151,113 increase in prepaid expenses in 2001 offset in part by increases in accrued liabilities and deferred income totaling $415,721.

     Our  strategy  is  to  increase  cash  flows  generated  from operations by increasing revenues while controlling brokerage and general and administrative expenses. To this end, we have substantially increased revenues from our viatical settlements, which resulted in net income for the three months ended November 30, 2001, before the one-time charge resulting from the change of accounting principles. We anticipate further increases in revenues from our participation in the senior life settlement market though the Sutro & Co. placement. We also intend to commence investing directly in viatical and senior life settlement policies on our own behalf.

Sale  of  Equity

     During May 2001, we sold one million shares of our restricted treasury stock for net proceeds of $4,650,000. We used these proceeds for additional working capital.

Capital  Resources  and  Liquidity

     At November 30, 2001, we had working capital of $3,993,404, which we believe is sufficient for our foreseeable needs. We believe future viatical settlement operations will generate sufficient profits and cash flows to meet our anticipated working capital needs for this business segment.

     We have signed an engagement letter with Sutro & Co. Incorporated, which intends to place a public or private offering up to $500 million of asset-backed securities involving senior life settlements. The senior life settlements will serve as the assets backing notes to be sold to investors. Securing $500 million of notes will require approximately $1.0 billion in policy face amounts. We anticipate that we will originate the senior life settlements, receive placement fees for its origination, and will retain a contingent revenue interest in the settlements to the extent that life insurance proceeds exceed the amounts necessary to retire the notes. We are currently negotiating the structure of the securitization and have begun identifying senior life settlements. We expect that Sutro & Co. will place approximately $250 million of bonds within the first quarter of the next fiscal year ending 2003, and the balance during the next three quarters of fiscal 2003. After the bonds are placed, we will acquire senior life settlements with the note proceeds over a period of up to 18 months. If all $500 million of the securities are sold as planned, we expect to realize up to $55.0 million in placement fees (approximately 5.5% of policy face amounts) during the first three quarters of its fiscal year ended February 28, 2003.

     During the nine months ended November 30, 2001, we accrued $352,119 associated with certain underwriting losses of which $80,000 was paid by the issuance of Company stock and another $53,119 was paid in cash. On September 20, 2001, we received notice from the Internal Revenue Service of a proposed tax adjustment to Life Partner Inc.'s taxable income. We are unable to determine at the time the amount, if any, that LPI might owe and had not accrued any liability on our financial statements related to this proposed tax deficiency. See Part II, Item 1, Legal Proceedings.


PART  II  -  OTHER  INFORMATION

Item  1.     Legal Proceedings

     LPI was named as defendant in a suit claiming it violated the Texas Securities Act by not complying with the registration requirements of the Act in connection with viatical settlement contracts it has arranged. On July 31, 2001, the McLennan County District Court for the 19th Judicial District ruled that LPI's viatical settlement transactions were not securities under Texas law and that LPI is not required to register them as securities prior to sale. In making its' ruling, the Court awarded summary judgment against the Plaintiff in this action dismissing the case entirely. Plaintiff has appealed this decision.

     LPI had been named as defendant in a suit wherein the plaintiff alleged that her investment advisor misrepresented certain facts to her in purchasing certain viatical settlements. The plaintiff alleged that the investment advisor was an agent of LPI. The plaintiff claimed she invested over $160,000 to purchase viatical settlements at issue in this case and paid approximately $14,000 in taxes that she contended were LPI's responsibility. She also included a claim for punitive damages and recovery of attorneys' fees. During December 2001, this case was settled for a nominal amount.

     On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and the restitution to the affected individuals. LPI has met with the plaintiff to discuss resolution of this matter, but the results of that meeting were not conclusive. Management believes that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. LPI's primary legal counsel in this case has informed LPI that they do not anticipate the settlement costs in this case to exceed $400,000.

     On September 20, 2001, we received notice from the Internal Revenue Service of a proposed tax adjustment to LPI's taxable income for the years ended September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,755,624 plus proposed penalties totaling $351,125. LPI would also be liable for interest due on any portion of this assessment that is upheld. LPI's legal counsel in this matter has not had sufficient time to make an estimation of LPI's liability, if any, in connection with this proposed assessment. We believe that LPI has substantial support for its position and that the ultimate liability, if any, will be substantially less than the proposed assessment. Because LPI has not been able to quantify its liability, if any, with regard to this proposed assessment, no loss accrual has been recorded as of November 30, 2001.

     In the opinion of management, no other legal matters will have a material impact on our financial statements.

Item  5.  Other Information

     On December 13, 2001, we announced that the Board of Directors had authorized the Company to purchase as much as 250,000 shares of our common stock on the open market. We may purchase such stock at the discretion of management at any time subject to all applicable SEC rules and regulations. As of the date of this report, we have not purchased any shares.

Item  6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

      None

(b)   Reports  on  Form  8-K

      The  Company  filed  the  following  Form   8-K  during  the quarter ended
          November 30,  2001:

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

January 11, 2002                       Life Partners Holdings, Inc.






                                       Brian  D.  Pardo
                                       President  and  Chief  Executive  Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Name                          Title                           Date

Brian  D.  Pardo             President,  Principal            January  11,  2002
                             Executive Officer,  and
                             Director

Jacquelyn  Davis             Chief  Financial  Officer,       January  11,  2002
                             Treasurer, and  Director

R.  Scott  Peden             Corporate  Clerk (Secretary),    January  11,  2002
                             Director