Form 10QSB/A
period 2001-11-30
LIFE PARTNERS HOLDINGS INC
filed 2002-01-22
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB

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

                          LIFE PARTNERS HOLDINGS, INC.

                                      INDEX

Description                                                                Page

PART  I.  FINANCIAL  INFORMATION

    Item  1.  Financial  Statements

             Consolidated Condensed Balance  Sheet  -
               November  30,  2001                                          3-4

             Consolidated  Condensed  Statements  of  Income  -
               For  the  Three and  Nine  Months  Ended
               November  30,  2001  and  2000                                5

             Consolidated  Condensed  Statements  of
               Stockholders  Equity  - For  the  Nine  Months
               Ended  November  30,  2001  and  2000                         6

             Consolidated  Condensed  Statements  of
               Cash  Flows - For the Nine Months  Ended
               November  30,  2001  and  2000                                7

             Notes  to  Consolidated  Condensed
               Financial  Statements                                        8-11


    Item  2.  Management's  Discussion  and  Analysis of
              Financial Condition and Results  of  Operations              12-16



PART  II.  OTHER  INFORMATION

    Item  1.  Legal Proceedings                                            16-17

    Item  5.  Other Information                                             17

    Item  6.  Exhibits  and  Reports  on  Form  8-K                         17


EXHIBITS                                                                   19-24


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

 (a)  Exhibits

      Letter of Intent with Sutro & Co., Incorporated

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


      Name                          Title                           Date

Brian  D.  Pardo             President,  Principal            January  11,  2002
                             Executive Officer,  and
                             Director

Jacquelyn  Davis             Chief  Financial  Officer,       January  11,  2002
                             Treasurer, and  Director

R.  Scott  Peden             Corporate  Clerk (Secretary),    January  11,  2002
                             Director

                                                                      EXHIBIT 10
                                                                     PAGE 1 OF 6

CONFIDENTIAL



September  4,  2001



Mr.  Brian  D.  Pardo
President
Life  Partners  Holdings,  Inc.
6615  Sanger  Avenue,  Suite  30
Waco,  Texas  76710

Dear  Mr.  Pardo:

          In accordance with our recent discussions, this letter (the "Agreement") sets forth the terms under which Life Partners Holdings, Inc. (the "Company") will retain Sutro & Co., Incorporated ("Sutro") and First Global Securities, Inc. ("Global") to act as its exclusive financial advisor and placement agent for either the public or private placement of up to $500,000,000 of asset-backed securities in one or more transactions (the "Securities") primarily involving life insurance policies and settlements. Such placement of the Securities shall be referred to as the "Placement" and our engagement pursuant to this letter agreement (the "Agreement") shall be referred as the "Engagement".

1. Scope of the Engagement. Sutro and Global will assist you in affecting the Placement the on the terms and conditions of this Agreement. In this regard, we propose to undertake the following activities, to the extent each is appropriate, on your behalf:

a)     Advising  the  Company  as  to  the  form and structure of the Placement;
b) Assisting the Company and its counsel in the preparation of a Placement Memorandum (the "Memorandum") concerning the Company and the Securities. Responsibility for the contents of such Memorandum shall be solely that of the Company, and to protect the Company, the Memorandum shall not be made available to, or used in discussions with, prospective investors by Sutro until both the Memorandum and its use for those purposes have been approved by the Company;
c) Identifying and introducing to, and consulting as to strategy for initiating discussions with potential investors;
d)     Using  its best efforts to privately place the Securities with Investors;
e)     Negotiating  the  sale  of  the  Securities  to  Investors;
f) Assisting in the preparation of definitive documentation for the Placement.

          1.1     Company  Information.  In  connection  with Sutro and Global's engagement, the Company represents that all of the data, material, and information concerning the Company (the "Information") furnished to Sutro and Global by it and its advisors and agents shall be accurate and complete in all respects at the time furnished; and further agrees that if any of such Information becomes inaccurate, misleading or incomplete during the term of Sutro and Global's engagement hereunder, the Company shall promptly so advise Sutro in writing and correct any such inaccuracy or omission. The Company acknowledges that it is the exclusive source of such Information. The Company recognizes and confirms that Sutro and Global in advising the Company and undertaking the Engagement assignment, will be using and relying on the
Information without independent verification or investigation and without performing any appraisal of the assets or businesses of the Company. The Company authorized Sutro and Global to use and deliver the Information, and any other data obtained by Sutro from reliable published sources, to potential
Investors. Sutro and Global agree to keep any non-public information confidential so long as it remains non-public, unless disclosure is required by law or requested by any governmental or regulatory agency or body, and Sutro and Global will not make any use thereof, except for Sutro and Global's services for the Company as described in this Agreement.

                                                                      EXHIBIT 10
                                                                     PAGE 2 OF 6


          1.2 Placement Memorandum. Sutro and Global will assist the Company and its counsel in the preparation of a Placement Memorandum and will provide Sutro and Global with the number of copies of each Memorandum, as Sutro shall request. The Company shall provide Sutro and Global, prior to the dissemination of the Memorandum, with a written representation that the Memorandum and the Information are complete and correct in all material aspects and do not contain any untrue statement of a material face or omit to state a material fact necessary in order to make the statements therein not misleading in light of the circumstances under which such statements are made, other than information furnished to the Company by Sutro and Global.

2. Exclusivity. It is understood that the Company is engaging Sutro on an exclusive basis to act as financial advisor and placement agent in connection with the Placement for a period commencing on September 4, 2001 and ending on March 1, 2002, provided, however, that such Period shall be automatically renewed for successive thirty-day periods unless either party gives notice to the other within 30 days of the expiration of the Period of its desire to terminate this Engagement. In addition, Sutro and Global may, at its sole option terminate this Engagement without liability if, in the opinion of Sutro, a change has occurred in the Company's financial condition, results of operations, properties, business or prospects, or the composition of the Company's management or Board of Directors, which, in Sutro and Global's sole determination, has adversely affected the marketability of the Securities.

     It is expressly understood that the provisions in this Agreement relating to the payment of fees and expenses will survive any such termination of the Engagement or completion of Sutro and Global's services pursuant to this Agreement. The Company shall be obligated to pay Sutro and Global the Advisory Fee (as that term is defined in paragraph 3 below) if during the Period or within the twelve month period following the termination of this Engagement the Company receives acceptable commitments from any Investor (a) identified to the Company by Sutro or Global or (b) with which Sutro or Global had a discussion regarding the Placement, in any instance, during the term of the Engagement and whether or not such discussions were initiated by Sutro or Global. It is also understood that the Company will notify potential purchase of the Securities. It is understood that Sutro and Global's involvement in the Placement is strictly on a best efforts basis and the consummation of the Placement will be subject to, among other things, prevailing market conditions.

3.          Compensation.  Sutro  and  Global's  compensation for their services
performed  pursuant  to          this  Agreement  will be determined as follows:

a) An advisory fee (the "Advisory Fee") equal three percent (3.0%) of the principal amount of the asset-backed securities created in the Placement Memorandum. The Advisory Fee will be payable in cash upon the closing of the Private Placement.

b)     A   non-refundable  retainer  of  $100,000.00  payable  immediately  upon execution of this Agreement. This retainer shall be credit against any fees payable to Sutro pursuant to paragraph 3(a).

c) A warrant to purchase seventy-five thousand (75,000) shares of the issued and outstanding common stock of the Company at a strike price of $8.00 per share for five years adjusted pro forma for the issuance of shares of common stock and/or warrants issued in connection with the proposed Private Placement (including without limitation the common stock underlying the warrants issued to Sutro). The percentage of equity to be purchased shall be subject to customary anti-dilution provisions, together with pre-emptive rights and tag along rights. The warrants will be granted upon the closing of the Financing and shall conform in terms, including, but not limited to, the term of the warrants and the strike price of the warrants to be issued in the Private Placement [if no warrants are to be issued in the private placement, specify terms of warrants pursuant hereto]. The warrants shall contain a cashless exercise provision. The holders of the warrants shall be entitled to unlimited "piggyback" registration rights during the first five years following the Private Placement. The Company shall bear all costs and expenses in connection with such registrations.

                                                                      EXHIBIT 10
                                                                     PAGE 3 OF 6


d) A twenty-five percent (25.0%) ownership interest in the residual and/or equity certificates in connection with the securities issues in pursuant to the Engagement.

4.          Fees  and  Expenses.   In  addition  to  the   foregoing  fees,  and
irrespective of whether the transaction contemplated by this Agreement is consummated, the Company agrees, upon Sutro and Global's request to promptly reimburse them for all out-of-pocket expenses arising out of this Engagement, including but not limited to, such costs as printing, travel, accommodations, meals, telephone, facsimile, courier service, copying, direct computer expenses and the reasonable fees and disbursements of Sutro's legal counsel. The Company agrees to provide Sutro and Global upon execution of this Agreement with a $25,000.00 deposit to be utilized for all fees, expenses, and costs. All such fees, expenses and costs will be billed not more frequently than monthly and are payable by the Company promptly upon receipt of Sutro and Global's request. Upon termination or expiration of the Agreement, any unreimbursed fees and expenses will be immediately due and payable.

5. Indemnification. In connection with the Engagement of Sutro and Global hereunder, the Company has entered into a separate letter agreement, dated as of the date hereof (the "Indemnification Agreement"), providing for the indemnification  of  Sutro  and  certain  related  parties  by the Company.

6. Private Offering. If this Engagement results in a Private Offering (as opposed to an SEC registered offering) Sutro and Global agrees that: (a) it
     will  offer  the  securities  in  a  manner   which  will  not  impair  the
availability  of  the  private   offering  exemption   from  federal  securities
registration provided by Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder, and in accordance with all applicable securities laws of the jurisdictions in which offers or sales of the Securities are made. The Company shall conduct the Private Placement and shall cooperate with Sutro to ensure that the Private Placement is conducted, in compliance with the private offering exemption from federal securities law registration provided by Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder, and the securities laws of the jurisdictions in which offers and sales of the Securities are made by Sutro in accordance with this Agreement

7. Successors. This Agreement and all rights and obligations hereunder shall be binding upon and inure to the benefit of each party's successors, but may not be assigned without the written consent of the other party, which consent shall not be unreasonably withheld.

8. Contractual Relationship. The Company expressly acknowledges that Sutro and Global have been retained as a financial advisor and placement agent to the Company only, and not as a financial advisor and placement agent to, or agent of, any other person, and that the Engagement is not intended to confer rights upon any persons not a party hereto (including shareholders, employees or creditors of the Company) as against Sutro or Global, their affiliates or their respective directors, officers, agents and employees.

          It is understood that Company is a sophisticated business entity that has retained Sutro for the limited purposes set forth in the Agreement, and the Company and Sutro and Global acknowledge and agree that their respective rights and obligations are contractual in nature. Company and Sutro each disclaim any intention to impose fiduciary obligations on the other by virtue of the Engagement contemplated by this agreement.

9. Entire Agreement/Governing Law. This Agreement and the Indemnification Agreement constitute the entire agreement between us relating to this Engagement and supersede and take precedence over all prior agreements or understandings whether oral or written, between Sutro and Global and the Company with respect to this Engagement and may only be modified by written agreement which is singed by both parties. This Agreement and the Indemnification Agreement shall be governed by and construed in accordance with the laws of the State of California.

                                                                      EXHIBIT 10
                                                                     PAGE 4 OF 6


10. Arbitration. Any dispute arising from the interpretation, validity or performance of this Agreement and the Indemnification Agreement or any of their terms and provisions shall be submitted to binding arbitration in accordance with the provisions of the Code of Arbitration Procedure of the National Association of Securities Dealers, Inc. or the Arbitration Rules of the New York Stock Exchange, and judgment upon the award rendered by the arbitrators (or a majority of the arbitrators) may be entered in any court having Jurisdiction thereof. In the event there is any dispute involving Sutro and the Company that is not arbitrated, each of the parties hereby waives its right to a trial by jury. Such arbitration proceedings, or court proceeding if a dispute is not arbitrated, shall take place in California. In any such proceeding, the prevailing party shall be entitled to recover from the other its costs and expenses incurred therewith, including reasonable attorneys' fees.

11. Severability. If any term, provision, covenant or restriction contained in this agreement or in the Indemnity Agreement is held by a court of competent jurisdiction or other authority to be invalid, void, unenforceable or against its regulatory policy, the remainder of the terms, provisions, covenants and restrictions contained in this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

          Please confirm that the foregoing correctly sets forth our agreement by signing and return to us the enclosed duplicate copy of the Agreement and the Indemnity Agreement. We look forward to working with you and to the successful conclusion of this Engagement.

                              Very  truly  yours,

                              SUTRO  &  CO.  INCORPORATED



                              By:/s/Neal  A.  Sebbard
                              ------------------------------
                              Neal  A  Sebbard
                              Managing  Director



Accepted  and  Agreed  to
as  of  the  date  written  above:

LIFE  PARTNERS  HOLDINGS,  INC.


By:/s/Brian  Pardo
------------------------

CEO
------------------------
Title


FIRST  GLOBAL  SECURITIES,  INC.


By:/s/Noble  B.  Trenham
--------------------------------------

CEO
---------------------------------------
Title

                                                                      EXHIBIT 10
                                                                     PAGE 5 OF 6


                                     ANNEX A

                   Indemnification and Contribution Provisions

In connection with the engagement of Sutro & Co. and Global Securities, Inc. (jointly referred to herein as "Sutro") by Life Partners Holdings, Inc. (the "Company") pursuant to a letter agreement dated September xx, 2001, among the Company and Sutro, as it may be amended from time to time (the "Engagement Letter"), the Company hereby agrees as follows:

1. In connection with or arising out of or relating to the engagement of Sutro under the Engagement Letter, or any actions taken or omitted, services performed or matters contemplated by or in connection with the Engagement Letter, the Company agrees to reimburse Sutro its affiliates and their respective directors, officers, employees, agents and controlling persons (each an "Indemnified Party") promptly demand for expenses (including fees and expenses of legal counsel) as they are incurred in connection with the investigation of, preparation for or defense of any pending or threatened claim, or any litigation, proceeding or other action in respect thereof. The Company also agrees (in connection with the foregoing) to indemnify and hold harmless each Indemnified Party from and against any and all losses, claims, damages and liabilities, joint or several, to which any Indemnified Party may become subject, including any amount paid in settlement of any litigation or other action (commenced or threatened) to which the Company shall have consented in writing (such consent not to be unreasonably withheld), whether or not any Indemnified Party is a party and whether or not liability resulted; provided, however, that the Company shall not be liable pursuant to this sentence in respect of any loss, claim, damage or liability to the extent that a court of competent jurisdiction shall have determined by final judgment (not subject to further appeal) that such loss claim, damage or liability resulted primarily and directly from the willful misfeasance or gross negligence of such Indemnified Party.

2. Promptly after receipt by an Indemnified Party of notice of the commencement of any action, such Indemnified Party will, if a claim in respect thereof is to be made against the Company, notify the Company in writing of the commencement therefore; but the failure so to notify the Company will not relieve it from any liability hereunder unless and to the extent it did not otherwise learn of such action and such failure results in the forfeiture by the Company of substantial rights and defenses and will not, in any event, relieve the Company from any obligations to any Indemnified Party other than the indemnification obligation provided hereunder. The Company shall be entitled to appoint counsel of the Company's choice at the Company's expense to represent the Indemnified party in any action for which indemnification is sought (in which case the Company shall not thereafter be responsible for the fees and expenses of any separate counsel retained by the Indemnified Party or parties except as set forth below); provided, however, that such counsel shall be satisfactory to the Indemnified Party (who shall not, except with the consent of the Indemnified Party, also be legal advisors to the Company, such consent not to be unreasonably withheld). Notwithstanding the Company's election to appoint counsel to represent the Indemnified Party in an action, the Indemnified Party shall have the right to employ separate counsel (including local counsel), and the Company shall bear the reasonable fees, costs and expenses of such separate counsel if (i) the counsel chosen by the Company to represent the Indemnified Party would present such counsel with a conflict of interest, (ii) the actual or potential defendants in, or targets of, any such action include both the Indemnified Party and the Company and the Indemnified Party shall reasonably conclude that there may be legal defenses available to it and/or other indemnified parties which are different from, or additional to, those available to the Company, (iii) the Company shall not have employed counsel satisfactory to the Indemnified Party to represent the Indemnified Party within a reasonable time after notice of the institution of such action or (iv) the Company shall authorize the Indemnified Party to employ separate counsel at the expense of the Company. The Company will not, without the prior written consent of the Indemnified Parties, settle or compromise or consent to the entry of any judgment with respect to any pending or threatened claim, action, suit or proceeding in respect of which indemnification or contribution may be sought hereunder (whether or not the Indemnified Parties are actual or potential parties to such claim or action) unless such settlement, compromise or consent includes an unconditional release of each Indemnified Party from all liability arising out of such claim, action, suit or proceeding.

                                                                      EXHIBIT 10
                                                                     PAGE 6 OF 6


3. In the event that the indemnity provided for in paragraphs 1 and 2 hereof is unavailable or insufficient to hold any Indemnified Party harmless, then the Company shall contribute to amounts paid or payable by an Indemnified Party in respect of such Indemnified Party's losses, claims, damages and liabilities as to which the indemnity provided for in paragraphs 1 and 2 hereof is unavailable or insufficient (i) in such proportion as appropriately reflects the relative benefits received by the Company, on the one hand, and the Indemnified Party, on the other hand, in connection with the matters as to which such losses, claims, damages or liabilities relate, or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as appropriately reflects not only the relative benefits referred to in clause (i) but also the relative fault of the Company, on the one hand, and the Indemnified Party, on the other hand, as well as any other equitable considerations. The amounts paid or payable by a party in respect of losses, claims, damages and liabilities referred to above shall be deemed to include any legal or other fees and expenses incurred in defending any litigation, proceeding or other action or claim. Notwithstanding the provisions hereof, the Indemnified Party's share of the liability hereunder shall not be in excess of the amount of fees actually received by the Indemnified Party under the Engagement Letter (excluding any amounts received as reimbursement of expenses incurred by the Indemnified Party).

4. These Indemnification and Contribution Provisions shall remain in full force and effect whether or not any of the transactions contemplated by the Engagement Letter are consummated and shall survive the expiration of the period of the Engagement Letter, and shall be in addition to any liability that the Company might otherwise have to any Indemnified Party under the Engagement Letter or otherwise.

LIFE  PARTNERS  HOLDINGS,  INC.


By:/s/Brian  Pardo
-------------------------------



FIRST  GLOBAL  SECURITIES,  INC.


By:/s/Noble  B.  Trenham



SUTRO  &  CO.


By:/s/Neal  A.  Sebbard