Form 10KSB
period 2002-02-28
LIFE PARTNERS HOLDINGS INC
filed 2002-05-29
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended: February 28, 2002

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                         Commission File Number: 0-7900

                          LIFE PARTNERS HOLDINGS, INC.
                 (Name of small business issuer in its charter)

               Massachusetts                                 74-29624 75
          (State of incorporation)                     (I.R.S. Employer ID no.)
               204 Woodhew
               Waco, Texas                                      76712
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

Revenues of issuer for year ended  February 28, 2002:  $4,557,524.00.

Aggregate market value of voting stock held by non-affiliates as of May 23, 2002: $17,187,044

Shares  of  Common  Stock,  $.01  par  value,  outstanding  as  of May 23, 2002:
9,629,676

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                          LIFE PARTNERS HOLDINGS, INC.

                         2002 Form 10-KSB Annual Report
                                Table of Contents

Item                                                                   Page  No.

                                     Part I

       Special  Note  Regarding  Forward-Looking  Statements                   3
1.     Description  of  Business                                               3
2.     Description  of  Properties                                            18
3.     Legal  Proceedings                                                     19
4.     Submission of Matters to a Vote of Security Holders                    20

                                    Part II

5.     Market for Our Common Stock and Related Shareholder Matters            20
6.     Management's  Discussion  and  Analysis or Plan of Operation           21
7.     Financial  Statements  and  Notes  Thereto                             24
8.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosures                                              24

                                    Part III
9.     Directors, Executive Officers, Promoters and Control
       Persons; Compliance with  Section  16(A)  of  the
       Exchange  Act                                                          24
10.    Executive  Compensation                                                24
11.    Security  Ownership  of  Certain  Beneficial  Owners
       and  Management                                                        24
12.    Certain  Relationships  and  Related  Transactions                     24
13.    Exhibits  and  Reports  on  Form  8-K                                  24
       Signatures                                                             25

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

     Our Viatical Settlement Business. LPI was incorporated in 1991 and has conducted business under the registered service mark "Life Partners" since 1992. To date, our revenues have been principally derived from fees for facilitating the purchase of viatical settlement contracts. A viatical settlement is the sale of a life insurance policy by a terminally ill person to another party. By selling the policy, the insured (a viator) receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the viator dies.

     As a leader in the viatical settlement industry for over a decade, we match viators with viatical settlement purchasers. We facilitate these transactions by identifying, examining and purchasing viatical settlements as agent for the purchasers. LPI locates potential viators through a network of viatical brokers and through referrals and Internet and print media advertising.

Brokers are typically compensated based on a percentage of the face amount of a viator's policy, which is paid upon the closing of a settlement. We have long-term relationships with most of the country's viatical settlement brokers and believe that these brokers adhere to applicable regulatory requirements when conducting their business. In the fiscal year ended February 28, 2002, broker referrals accounted for 64% of our viatical settlement business, of which 35% was from two brokers. We do not consider ourselves dependent on any single broker for referrals.

     Purchasers generally come to us through a network of financial planners. We develop this network through referrals and have long-standing relationships with most of the financial planners. Although these financial planners can be compensated through fee-based consultations paid by the purchaser, we compensate most of the financial planners based on the amount invested. The compensation of financial planners may consist of cash paid on settlement, and in certain cases, through a stock option plan provided by us based on the volume of a financial planner's activity.

     To purchase a viatical settlement, a prospective purchaser first submits a purchaser application which contains name and address and affirmative representations establishing the purchaser as an accredited investor. A purchaser will also submit an agency agreement and special power of attorney which appoints us as a limited agent of the purchaser to act on his or her behalf in purchasing a viatical settlement. Unless specifically waived by a purchaser, the agency agreement limits our authority to policies issued by an insurance carrier having an A.M. Best rating of A- or better, to policies beyond their contestable period (generally two years or older), and to insureds diagnosed as terminally ill and having a probable life expectancy of 48 months or less. We issue each financial planner a user identification number and password which allows access to our restricted website containing lists of available policies and medical case histories (with the viator's name and other identifying information redacted) We also make available to each financial planner standard disclosures discussing the nature and risks of viatical settlement purchases. A purchaser can then, in consultation with his financial planner or other professionals available to them, select one or more policies, specify the portion of the policy or policies to be purchased (to diversify their positions, purchasers generally buy fractional interests in one or more policies and not an entire policy), and submit electronically or by fax a reservation form. At the same time, the purchaser mails or wires the acquisition price to the escrow agent and mails or faxes a policy funding agreement to us. The policy funding agreement identifies the policy or policies to be purchased, the acquisition price, the administrative services provided, and the escrow arrangements for receipt and disbursement of funds. In essence, we act upon the instructions of the purchasers as their purchasing agent.

     For the protection of the viator's ownership interest and the purchaser's monetary interest, the viatical settlements are closed through an independent escrow agent, Sterling Trust Co. ("Sterling"), which is a wholly-owned subsidiary of Matrix Bancorp, Inc. (Nasdaq NMS: MTXC). Sterling will close a purchase when it receives from purchasers executed policy funding agreements and the acquisition price for a policy, it verifies that the policy is in full force and effect and that no security interest has attached to the policy, and it receives from the viator a transfer of policy ownership acknowledged by the insurance company. Sterling then pays the viator the offer price (net of fees and costs). After the closing, we send confirmation of the transaction to the purchaser as well as a copy of the assignment documents.

     After closing the viatical settlement, we generally hold title to the policy as nominee for the purchaser. Responsibility for policy premium costs passes to the purchaser, who typically funds the premium costs through deposits with Sterling. A viator's personal information is protected by regulations promulgated by the Texas Department of Insurance. A purchaser will receive a copy of the policy and the transfer of ownership (which has the viator named as the insured), but will not receive viator contact information, which is available only to licensed viatical companies (like Life Partners). We monitor the viators' health status and notify Sterling upon their death. We also notify purchasers in instances in which the premium escrow account has been exhausted so that the purchaser can replenish the account to keep the policy from lapsing.

     We pioneered the foregoing transaction design, which is used by most viatical settlement companies today. Since our formation, we have participated in the purchase of viatical settlements totaling over $351 million in face amount of policies.

     The following table shows the number of viatical settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for our fiscal years ended February 28, 2000, February 29, 2001 and February 28, 2002:

                                                  2000       2001        2002
                                                -------     ------     -------
Number of viatical settlements                      257        125         172

Face value of policies (in '000's)              $20,030     $9,264     $12,499

Acquisition costs (in '000's)(1)                $14,507     $6,630      $8,370

Revenues derived (in '000's) (2)                $ 2,254     $1,807      $2,241
------------------------

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

     Despite these factors, we believe the viatical settlement market will continue to increase due to a number of contravening factors. First, we have noted a marked increase in investor demand for viatical settlements. We believe this is due, in part, to the volatility of the stock market and lower yields of

----------------------------

     1 As indicated in a 1999 report by Conning & Co. based on the face value of policies sold.

interest bearing instruments. In addition, while newer medical treatments have improved the longevity and quality of life of some, the treatments appear to be of limited efficacy and do not promise the ability to cure or suspend indefinitely the effects of the terminal illness AIDS. The decline in the rates of AIDS incidence has reversed and new cases in the year 2001 are up 8% from 2000 according to preliminary numbers from the U.S. Centers for Disease Control ("CDC") released in January 2002. According to CNN and MSNBC news stories issued on August 13, 2001, the CDC reports the number of deaths from AIDS has remained steady since 1998 after a rapid decline in the mid 1990's which may suggest that the benefits of newer treatments have been largely realized. In addition, a study released on December 18, 2001 at the American Society for Microbiology revealed that, out of the 1,647 people nationwide who tested positive for HIV, over half had developed a resistance to at least one drug used for the treatment of AIDS. The number of people living with AIDS increased 9.5% between 1997 and 1998, 9.0% between 1998 and 1999, and 7.9% between 1999 and 2000, as reported by the U.S. Department of Health and Human Services. Over 90% of the viatical settlements we facilitate are with viators living with AIDS. We have responded to the effects of the newer medical treatments by adjusting our underwriting standards upwards and reducing the offer prices to viators.

     In response to the development of viatical settlements, the insurance industry has responded with policy features offering various pre-death, cash benefits (sometimes called accelerated death benefits). While in some cases accelerated death benefits may compete with viatical settlements, we do not expect that the availability of accelerated death benefits to affect the viatical market significantly at this time. The availability of accelerated death benefits is generally more restricted than viatical settlements. For example, policies often limit such benefits to persons who have a life expectancy of less than one year, in contrast to viatical settlements that are usually available to persons with remaining life expectancies of up to four years. Viatical settlements generally offer viators greater amounts than they would receive under accelerated death benefit provisions. An insurance company's willingness to offer a competitive accelerated death benefit, and the amount of such benefit, may be affected by imputed policy lapse rates. The availability and amount of an accelerated death benefit negatively impacts lapse rates, which could increase policy rates. The competition for new policies limits policy rates and may, indirectly, limit the availability and amount of accelerated death benefits.

     The viatical market has been negatively affected by some companies using illegal or questionable business practices. In response to these abuses and the accompanying adverse publicity, government regulators - particularly state insurance regulators - have adopted regulations requiring the licensing of viatical brokers and settlement companies, mandated disclosures to viators or purchasers or both, and instituting periodic reporting requirements, and setting forth prohibited business practices. We believe these regulations have generally had a positive effect on the industry and on our ability to compete in the viatical marketplace. We are licensed as a viatical company in the State of Texas and information about us is available through the Texas Department of Insurance.

     The foregoing developments - improved AIDS treatments, the insurance industry's addition of pre-death cash benefits, and the increasing government regulation - have decreased the number of viatical settlement companies, both those purchasing for their own accounts and those, like us, who act as agents for our purchasers. Industry trade groups estimate the number of viatical companies actively purchasing for their own account or as agents for purchasers at about 14 and the number of viatical brokers at about 40. Most of these are companies or brokers with small operations and limited capital. While we believe we are the largest viatical settlement company (based on face value of policies settled), the viatical market is active and we will continue to experience competition for new viators and with respect to the prices we pay viators and referring financial planners, and the prices we set for the acquisition of policies. We believe the overall market for viatical settlements will continue at its present level (estimated to be a total of $1.25 billion) and perhaps show some increases. In light of our experience in the market, our purchaser network and continued regulatory pressure within the industry (from which we benefit), we believe our market share for viatical settlements will increase to approximately $25 million in face amount for the fiscal year 2003. In our last fiscal year, we handled over $12 million in face amount.

     Our view of the viatical market has changed in the past year. We are seeing significant interest in viatical settlements as an alternative investment following the losses that many investors incurred in the stock market and particularly the technology sector. Complicating economic concerns was the terrorist attack on the United States on September 11, 2001 and the threat of similar attacks in the future. We believe the general economic uncertainty fostered by these circumstances has led many investors to seek alternative investment strategies that diversify their portfolios and avoid economically sensitive investments. Viatical settlements provide diversification and are largely immune from economic downturns. We believe that interest from both individual and institutional investors will continue to grow steadily throughout the next fiscal year.

     Our New Senior Life Settlement Business. As a supplement to our viatical settlement business, we remain committed to the development of the newly emerging senior life settlement business. A senior life settlement differs from a viatical settlement in that the insured in a life settlement is not terminally ill, is 65 years of age or older, with a life expectancy of ten years or less. Senior life settlements appeal to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. The settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed.

     Senior life settlements offer several benefits. The insured that sells the policy receives a cash settlement for a policy he or she believes is redundant and carries a benefit that he or she will never realize personally. A seller avoids the liability of future premiums. Because the policy stays in effect rather than lapsing, the life insurance agent who sold the policy continues to receive compensation as premiums are paid. The agent may also be the originating settlement producer who is compensated for the settlement by us. Further, the agent may earn additional compensation from the reinvestment of the seller's cash settlement in other insurance or investment products, such as annuities.

     Since sellers who participate in a senior life settlement have much longer life expectancies than viators (who are terminally ill), the amount paid to sellers is less than in a viatical settlement - typically 5% to 15% of the policy face value. Policies accepted by us for senior life settlements generally must have a face value of at least $500,000. In determining the price we will offer a senior life seller, we will examine the policy terms to ensure enforceability and transferability and consider the type of policy (such as term, universal or variable life) and future premium payments. Our policy analysis department will calculate the seller's remaining life expectancy, based on his or her age and sex and whether the seller uses tobacco products.

     As in our viatical business, we will use a network of referring insurance, legal and financial professionals to originate potential sellers. Some of this network is already in place. We can further develop this network through direct contact with managing general insurance agents as well as other insurance and financial professional contacts as well as by word-of-mouth contacts. We will also use print media advertising and our Internet website to attract qualified policies for purchase.

      Since senior life settlements are long-term investments (typically averaging 8 to 10 years), we believe the predominant purchasers of senior life settlements will be institutional investors seeking long-term, portfolio diversity. These settlements represent an investment alternative since their yields are not dependent upon the domestic and global debt markets or interest rate fluctuations.

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

     Because we believe the predominant purchasers of senior life settlements will be institutional investors, we have sought to develop funding mechanisms appropriate for institutional investors. We believe the most likely mechanism - or purchasing platform - will be a securitization of senior life settlement pools sold through investment banks as bonds to institutional investors. To interact with the investment banks and institutional investors, we have retained an executive experienced in the capital markets. We began discussions with various established investment banks back in March, 2000 to assist us in developing and selling the securitized senior life pools. From these discussions, we have signed letters of intent with two firms for the development of a purchasing platform (but not for the underwriting). One of these letters has since expired and has been replaced by an institutional referral agreement. The remaining letter is with an internationally recognized, New York-based investment firm. We believe that our institutional funding division will have the capacity to place in excess of $4.0 billion in face amount per year with institutional investors through direct purchases and/or securitizations of bond portfolios.

     We believe the market for senior life settlements shows great promise, but its development depends on the creation of reliable funding sources. A May 15, 2002 article in the Wall Street Journal noted that at least two companies have purchased or are expected to purchase $600 million in senior life policies. We believe that these purchasers are large insurance companies that have employed a "buy and hold" strategy for these policies. While beneficial to the purchasing institution as an investment strategy, we believe that piecemeal institutional purchases will not facilitate a full and complete development of the senior life market. Potential settlers and policy originators will not view the market as viable without a ready funding source. We would like to develop a purchasing platform based on the securitization of senior life pools and have taken steps to develop such a platform. Securitizing these pools would create marketable, investment-grade bonds and a reliable and repeatable funding source for senior life settlements.

     The completion of a purchasing platform has taken longer than expected. Believing that a platform was imminent, about a year ago we began seeking policies and expanding our referral network. We were at the time receiving senior life settlement applications of approximately $10.0 million per day. Without a purchasing platform, we were unable to close on these applications. The delay in completing a purchasing platform may be attributable to several factors. We believe the primary reason for the delay is the lack of any precedent for securitizing senior life settlements and the design and establishment of a suitable purchasing platform has required extensive review and consideration by the institutions with whom we deal. Another reason lies in the difficulty in obtaining reinsurance that is typically used in securitizations to enhance the credit.

     Because we lack a purchasing platform, we have not aggressively sought to expand our network or originate policies (although we have accepted and continue to accept policy presentations averaging $10 million per month). Once the platform is in place, we intend to expand the referral network and seek out qualified policies. Our ability to reach our goal of $1.0 billion dollars per quarter of face value of policies is dependent upon the ratio of policies presented to those which pass our policy analysis standards, the ratio of sellers that accept our offer price and the ratio of policies ultimately accepted for purchase by the institution.

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

     We are hopeful that a suitable purchasing platform will be in place and we can begin purchasing life settlement policies as early as the second quarter of the 2003 fiscal year. We believe that securitized senior life settlements will become an emerging asset class that is widely utilized by institutions as collateral for securitized transactions. Should this occur, we stand in an excellent position to capitalize on the use of senior life settlements in this way.

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

     Most of the senior life settlement purchases are presently conducted by fewer than ten companies. Of these, we believe two are purchasing on behalf of large insurance companies. One financial institution which had made substantial purchases in the market last year has ceased any further purchases and appears to be holding its current portfolio. We will depend upon outside sources of capital for growth in this market. If we are unable to obtain outside sources of capital, it could significantly affect our ability to compete in this market.

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

     Licensing in Texas. We are licensed by the Texas Department of Insurance. Under the Texas requirements, we must file our transaction documents with the state for approval, make certain disclosures to viators, offer a 15 day right of rescission to the viator, and file certain annual reports with the state. The regulations also prohibits unfair business practices. Because all of our transactions occur in

Texas, the Department of Insurance has jurisdiction to investigate complaints from any viator, irrespective of the state in which that viator lives.

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

     Securities Regulations. Despite the apparent success of consumer protection-type laws in regulating the viatical industry, some states and the Securities and Exchange Commission have attempted to treat viatical settlements as securities under federal or state securities laws. Whether viatical settlements will be regulated as securities and the effect of such regulation on the market is uncertain. Such regulation will not significantly affect senior life settlements involving institutional purchasers, either because of exemptions from registration available in institutional transactions or because the settlements collateralize bond transactions that are registered or exempt from registration.

     In 1994, we were sued by the SEC, which asserted that we were violating Federal securities laws by selling interests in life insurance policies. In 1996, we received a favorable decision from the U.S. Court of Appeals for the District of Columbia, which ruled that our sales were not securities under the Federal securities laws. The SEC's request for rehearing was denied. The SEC did not appeal the decision to the U.S Supreme Court and the SEC's case was dismissed with prejudice in 1997. In early 1999, the California Department of Securities issued a cease and desist order against us based on similar assertions. At our challenge, however, the order was immediately lifted and we continue to facilitate viatical settlements with purchasers residing in California.

     At least 11 states have either amended their securities laws to define viatical settlements as securities or asserted that viatical settlements are securities and announced their intention to regulate the offer and sale viatical settlements. To avoid these developments, we do not perform services for investors in these states, unless it is for an entity that has properly registered the viatical settlements as securities or complies with a state or federal exemption to that state's securities laws. Federal and state securities laws provide private remedies, which permit individuals to sue under such laws if they can establish that the settlements are securities. We have recently encountered one such action. Having successfully defended an action by the SEC alleging the settlements were securities, we believe that we will prevail in suits alleging the sale of "securities", but can not give assurance that state regulators or private individuals will not file these types of actions in the future. See Item 3. Legal Proceedings.

     We believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry. The widespread application of securities laws would, as a practical matter, prevent us and other viatical settlement companies from marketing settlements with little or no benefit to purchasers. Each of our purchasers has represented themselves to be sophisticated individuals who have little need for the protections afforded by the securities laws. At this point, the possible application of such laws has not had an adverse, material effect on our business, but we can not give assurance that our business would not be materially and adversely impacted by a securities-based action.

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

     The act does not exempt the receipt of senior life settlement proceeds. Senior life settlement proceeds would typically be taxed as ordinary income to the extent that the proceeds exceed the premiums paid.

Employees

     As of February 28, 2002, we had 24 direct employees, none of whom are represented by a labor union, as well as over 1,000 licensees who act as independent contractors and refer clients to us for the purchase of viatical settlements. We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory.

More  about  Life  Partners

     The Company is the successor to IGE, Inc., a publicly held, Massachusetts corporation that was formed in 1971, but had been dormant and without operations since 1985. On January 21, 2000, IGE, Inc. acquired LPI in a share exchange and its name was then changed to Life Partners Holdings, Inc. Before January 21, 2000, we were a privately held corporation. Our executive offices are located at 204 Woodhew, Waco, Texas 76712 and our telephone number is 254-751-7797. Our websites are www.lifepartnersinc.com and www.lpi-investments.com.

RISK  FACTORS

     Please  remember  to  be  cautious  in  reading forward-looking statements.

Important  Factors  regarding  Forward-Looking  Statements.

     In addition to other information in this annual report on Form 10-KSB and in the documents we are incorporating by reference, the following risk factors should be carefully considered in evaluating us and our business because such factors significantly affect or could significantly affect our business, operating results or financial condition. This annual report on Form 10-KSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this annual report on Form 10-KSB.

We  Are  Operating  In  Markets  That  May  Change  Dramatically

     We are operating in the viatical and senior life settlement markets. The viatical settlement market is just over a decade old. While the market saw tremendous growth in its initial years, the market growth in recent years has moderated. The senior life settlement market is less than five years old. How and to what extent it will develop is uncertain. While the potential market is estimated at over $100 billion, our ability to originate, underwrite and place senior life settlements has yet to be tested in large numbers.

     The development of the senior life settlement market will depend heavily upon the entry of institutional purchasers. Whether we can attract institutional purchasers will depend on our ability to convince these purchasers that we can originate sufficient numbers of sellers and that our policy analysis and pricing practices are sound. The market may also depend on the ability of purchasers to insure against "extended life" risks (the risk that sellers will live longer than predicted). The ability to insure against extended life risks is still undeveloped at this time. We have been unsuccessful over the past two years in securing such reinsurance, which has delayed development of a purchasing platform. We have allied ourselves with an international, New York-based investment bank to assist us in developing a purchasing platform and we are hopeful that this alliance will aid in securing reinsurance.

     While we are among the most experienced and largest companies within these markets, our prospects must be considered in light of the risks, expenses and difficulties encountered by those attempting to operate in rapidly evolving markets. We cannot assure you that we will be successful in addressing the risks we face. The failure to do so could have a material adverse effect on our business, financial condition and results of future operations.

Our Operating Results In One Or More Future Periods Are Likely To Fluctuate And May Fail To Meet Expectations.

     Our operating results in the viatical market have fluctuated in the past and may fluctuate significantly in the future depending on purchaser demand for viatical settlements. Our operating results in the senior life settlement market may fluctuate significantly depending on our ability to develop this new market. Because of these or other factors, our operating results may, in some future period, fall below market expectations. In such event, the market price of our securities might fall. Moreover, fluctuations in our viatical operating results may also result in volatility in the market price of our securities.

Our  Success  Depends  On Maintaining Relationships Within Our Referral Networks

     In the viatical market, we rely primarily upon brokers to refer potential viators to us and upon financial planners, known as licensees, to refer viatical purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with the brokers or financial planners and they are free to do business with our competitors. In addition, the pool of viatical brokers and referring financial planners is relatively small, which can increase our reliance on our existing relationships.

     In the senior life market, we will rely primarily on insurance professionals, known as producers, to refer potential sellers to us. We would typically compensate these professional upon closing. Our ability to build and maintain these relationships will depend upon our closing rates and the level of compensation we pay to the referring professional. The compensation paid to the referring professional will affect the offer price to the seller and the compensation we receive. We must balance these interests successfully to build our referring network and attain greater profitability. Although we have not purchased any senior life settlement policies to date, we have maintained our relationship with our producer network and do not believe that these relationships have suffered any significant damage due to the delay in initiating purchases.

Our Success In The Senior Life Settlement Market Will Depend On Institutional Sources Of Capital

     We entered the senior life market at its inception in 1997 under contract for ELSI. On behalf of ELSI, we originated, reviewed and underwrote almost $600 million in face value of senior life settlements in 1997. In underwriting these policies, we quantified premium and life expectancy risks, but did not purchase any of the policies for our own account or assumed any risk associated therewith. Since 1997, we have shifted our corporate focus to the senior life market by soliciting senior life sellers, creating a senior life referral network, and establishing a division dedicated exclusively to attracting and interacting with large financial institutions. To date, we have not consummated any of these senior life settlements through this mechanism.

     In dealing with senior life settlements, we intend to work with one or more entities which will "securitize" the settlements by pooling large amounts of senior life settlements, which will collateralize bonds to be sold to institutional investors. Our approach depends substantially upon our ability to develop a suitable purchase platform and secure one or more underwriters to market the bonds and the development of an institutional market for the bonds. While we have conducted extensive discussions with several investment firms to lead a bond issue and have signed letters of intent with two firms, we do not have a firm commitment for a bond offering to date. To our knowledge, no one has successfully conducted a bond offering securitizing senior life settlements. While we believe the senior life settlements are well suited for this use and have devoted substantial resources to pursuit of this approach, we cannot assure you that an underwriter will commit to the bond issue or that the bond issue will create sufficient institutional interest.

We  Must  Develop  Our  Senior  Life  Referral  Network

     An  impediment  to our expansion in the senior life settlement market could be the difficulty in identifying a large volume of potential sellers. These sellers are typically affluent persons over the age of 70 and not terminally or chronically ill. The target market is relatively narrow and advertising methods such as direct mailings or print media advertising are not likely to be cost-effective. We believe the best way to reach this market is generally through life insurance professionals and, to a lesser extent, through professionals engaged in estate planning, such as attorneys, accountants and financial planners. Our business plan focuses on insurance professionals and we intend to rapidly expand our referring network of insurance professionals to build our senior life market. When we obtain a purchase platform to fund the senior life settlements, we will expand our network through direct solicitation, calls to managing general insurance agents, and by word-of-mouth contacts. To a lesser extent, we will also use advertising in estate planning trade publications and our Internet website. This is a new market and building our referral network will depend on our ability to educate insurance professionals about the benefits of senior life settlements to potential sellers and to the professionals themselves. While we believe we have been successful in publicizing the benefits of viatical settlements, we cannot assure you that our past successes will carry over into this new market. Our business, financial condition and results of operations could be materially adversely affected to the extent we fail to expand the referral network.

We Depend On Growth In Both The Viatical Settlement Market And The Senior Life Settlement Market

     We believe the viatical market is growing and will provide a stable base for our operations. Large scale growth, however, will likely depend on growth in the senior life settlement market. The senior life market is new and its growth uncertain. The senior life market may fail to grow due to a variety of factors, including:

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

     In addition, the senior life market may evolve in ways we have not anticipated and we may be unable to respond in a timely or cost-effective manner. If the senior life market fails to grow, or fails to grow as quickly as we have anticipated, our business, financial condition and results of operations would be materially adversely affected as it relates to our large scale growth.

Our Purchasers Depend On Our Abilities To Predict Life Expectancies; If We Are Not Accurate, We Will Lose Purchasers; We Must Purchase In Large Numbers

     A purchaser's investment return from a viatical or senior life settlement depends primarily on the demise of the insured. We price settlements based on the anticipated life expectancy of an insured. Life expectancies are determined from medical and actuarial data based on the historical experiences of similarly situated persons. The data is necessarily based on averages involving mortality and morbidity statistics and the laws of large numbers. It is impossible to predict any one insured's life expectancy exactly. To mitigate the risk that an insured will outlive his or her predicted life expectancy, viatical settlement purchasers must be able to bear a non-liquid investment for an indeterminate period of time. Additionally, purchasers of senior life settlements must have the potential to buy such policies in large numbers in order to mitigate risk.

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

Government  Regulation  Could  Negatively  Impact  Our  Business

     We are licensed in the State of Texas as a viatical settlement company and as a senior life settlement company. The Texas licensing laws and regulations are based in part on a model law and regulations promulgated by the National Association of Insurance Commissioners. At least 35 other states have now adopted some version of this model law or another form of regulation governing viatical settlement companies in some way. These laws generally require the licensing of viatical providers and brokers, requires the filing and approval of viatical settlement agreements and disclosure statements, and describes the content of disclosures that must be made to potential viators, describes various periodic reporting requirements for viatical settlement companies and prohibits certain business practices deemed to be abusive.

     The Federal Securities and Exchange Commission and certain states have also attempted to regulate the industry through the application of federal and state securities laws. In a suit filed against us, the SEC's attempts to apply the securities laws were rebuffed by the U.S. Court of Appeals for the District of Columbia, which ruled that our transactions were not securities under the federal securities laws. Based on this ruling, the SEC has discontinued any further attempts to apply the federal securities laws to viatical settlements as transacted by us. The Court of Appeals decision was based on federal law and, while persuasive authority, is not binding upon the states. At least 11 states have either amended their state statutes to include viatical settlements in the definition of a "security" or indicated that they may apply their securities laws to include viatical settlements. In addition, both federal and state securities laws provide private remedies, which permit individuals to sue under such laws if they can establish that the settlements are securities. We have recently encountered one such action. To our knowledge, no state or private individual has yet attempted to apply its securities laws to senior life settlements, but such application is possible and could occur in the future. See
Item  3.  Legal  Proceedings.

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

Our Chairman And Chief Executive Officer Beneficially Owns 54.2% Of Our Common Stock And, As A Result, Can Exercise Significant Influence Over Our Company

     Mr. Brian D. Pardo, our Chairman and Chief Executive Officer, is defined under SEC regulations as the beneficial owner of approximately 54.2% of our common stock and exercises voting power by proxy from The Pardo Family Trust over 56.28% of the common stock (since we cannot vote the 370,324 shares held in our treasury). He will be able to control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Life Partners, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Our  Stock  Is  Thinly  Traded  And  The  Stock  Price  May  Be  Volatile

     Our common stock is traded on the Nasdaq OTC Bulletin Board, which is a quotation service facilitating trades in over-the-counter equity securities. The OTC Bulletin Board is generally the market for any security that is not listed or traded on Nasdaq or a national securities exchange. The OTC Bulletin Board does not provide the same qualitative standards available with Nasdaq or the national securities exchanges, order execution is manually processed, and as a result the trading and pricing of these securities is not as efficient as Nasdaq or the national securities exchanges. Our share price during the 90 days ended May 23, 2002, has averaged about $5.44 per share, giving us a market capitalization of approximately $52 million. Our total share volume for April 2002 was approximately 56,400 shares. The trading volumes are thin and the market presently offers shareholders little or no liquidity.

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

We Have Sold Stock In Private Offerings Under Registration Exemptions In Federal And State Securities Laws; Compliance With Regulatory Requirements May Be Subjective

     Between September 2000 and December 2001, we sold 1,256,127 shares of common stock and 51,220 warrants to purchase common stock for $6,548,783, net of offering costs of $376,775, or an average price of $5.51 per share (excluding any warrant value). The sales occurred in six separate transactions, two of which involved a private placement of shares and warrants followed by additional shares and warrants issued in related rescission offer, and another two of which involved the conversion of existing indebtedness. In each case, we issued these shares and warrants in reliance upon the private offering exemptions under the Act and under applicable state securities laws. While we believe we have satisfied all applicable legal requirements, the availability of a private offering exemption is conditioned upon certain requirements that are subjective, such as our reliance upon investor representations of financial and investment suitability, our reliance upon the activities of selling brokers, and the degree of required disclosures. Because of the subjective nature of these requirements, we cannot be certain that we have satisfied all applicable legal requirements for the private offering exemptions.

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

Item  3.  Legal  Proceedings

     On September 28, 2000, LPI was named as defendant in a suit entitled Bobbie
J. Griffitts v. Life Partners, Inc., Cause No. 2000-3235-1 in the 19th Judicial District Court of McLennan County claiming the Company violated the Texas Securities Act by not complying with the registration requirements of the Act in connection with viatical settlement contracts it arranged. On July 31, 2001, the Court ruled that LPI's viatical settlement transactions were not securities under Texas law and that LPI is not required to register them as securities prior to sale. In making its' ruling, the Court awarded summary judgment against the Plaintiff in this action dismissing the case entirely. Plaintiff has appealed this decision to the Court of Appeals for the Tenth District of Texas, Case No. 10-01-271-CV and briefs have been filed by both Plaintiff and LPI. Management is committed to vigorously defending this action and believes the Appellate Court will uphold the decision of the District Court in dismissing the case. However, it should be noted that the outcome of any litigation is unpredictable and we cannot assure you that we will ultimately prevail.

     LPI is the defendant in an action styled State of Texas v. Life Partners, Inc., filed in the 250th District Court of Travis County, Texas, Case No. GV100564. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and restitution to the affected individuals. We have met with Plaintiff to discuss resolution of the matter, but the results of such meetings have been inconclusive. To date, only one deposition has been taken and we have cooperated on an informal basis with requests for information. There has been no other activity in this matter. We believe that we have not violated the DTPA and that the applicable statute of limitations would preclude most of possible claims.

     On September 20, 2001, we received notice from the Internal Revenue Service for a proposed tax adjustment to LPI's taxable income for the years ended September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,775,624 plus proposed penalties totaling $351,125. Interest and penalties could be added to any portion of this assessment that is upheld. We have challenged this assessment in a petition filed on November 29, 2001 with the United Stated Tax Court entitled Life Partners, Inc. v. Commissioner of Internal Revenue, Case No. 13516-01. Our legal counsel and we are assessing LPI's liability, if any, in connections with this proposed assessment. We believe that LPI has substantial support for its position and that the ultimate liability, if any, will be substantially less that the proposed assessment. We have not been able to determine the amount, if any, of liability that should be accrued on our books in connection with this proposed tax adjustment, therefore no accrual has been recorded as of February 28, 2002.

     We are also subject to legal proceedings in the ordinary course of business, none of which, either individually or collectively, we believe are material to our business operations, financial condition, or results of operations.

Item  4.  Submission  of  Matters  To  a  Vote  of  Security  Holders

     No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of the Company's security holders.

                                    PART II

Item  5.  Market  for  Our  Common  Stock  and  Related  Shareholder  Matters

     Market Information. On May 23, 2002, there were approximately 143 shareholders of record of our Common Stock. Most of our common stock is held beneficially by broker/dealers. We believe that there are approximately 400 beneficial owners of shares of our common stock who hold in street name through brokers.

     The following table sets forth the high and low closing bid prices per share of our common stock for each full quarterly period during the two most recent fiscal years, as reported by the Nasdaq OTC Bulletin Board. Bid prices for the Nasdaq OTC Bulletin Board reflect inter-dealer prices, do not include retail mark-ups, mark-downs and commissions, and do not necessarily reflect actual transactions.

                                      Year  Ended              Year  Ended
                                   February 29, 2001        February 28, 2002
                                   -----------------        -----------------
                                   High          Low        High          Low
                                   ----          ---        ----          ---
                First quarter     $32.00       $11.00      $11.00        $3.20

                Second quarter    $24.50       $15.75      $14.00        $7.25

                Third quarter     $18.50       $12.38      $11.00        $4.40

                Fourth quarter    $12.25        $6.50       $6.85        $3.40

     On May 23, 2002, the last reported sale price of our common stock on the Nasdaq OTC Bulletin Board was $4.00 per share.

     Dividends. On February 7, 2002, the Board of Directors authorized Management to declare a 2.5 cent per share cash dividend per quarter if, in the opinion of management, such a declaration will not adversely affect our cash position. The Company declared a 2.5 cent per share dividend in the fourth quarter of fiscal year 2002 and has declared a similar dividend in the first quarter of fiscal year 2003. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

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

Comparison  of  Years  Ended  February  28,  2002  and  February  28,  2001

     The Company reported a net loss of $(988,517) for the year ended February 28, 2002 as compared to a net loss of $(841,555) for the year ended February 28, 2001. This increase in net loss is attributable primarily to the following factors: (1) a $680,571 charge to accrued contingency cost in 2002 as compared to $450,000 in 2001, (2) a charge of $143,750 related to a change in accounting principles regarding income recognition, offset in part by (3) a 24% increase in revenues net of brokerage fees.

     Revenues - Revenues increased by $1,151,773 or 34% in 2002 as compared with 2001 from $3,405,751 in 2001 to $4,557,524 in 2002. This increase was due to (1) a 38% increase in the number of settlements offset in part by (2) a 3% decrease in the average revenues per settlement from $27,246 in 2001 to $26,496 in 2002. We were able to increase our market share in 2002 due to increased client interest in viatical settlements. We believe this interest increased in part due to the volatility of the stock markets and investors' desire to move risk capital into alternative investment vehicles. Because the return on viatical settlements is not affected by stock market volatility, we believe this desire has resulted in an increased investment in viatical settlements.

     Brokerage and Referral Fees - Brokerage and Referral fees increased by 45% from $1,598,615 in 2001 to $2,316,141 in 2002. This increase was due to (1) a
38% increase in the number of settlements and (2) a 5% increase in the average brokerage and referral fees per settlement from $12,789 in 2001 to $13,466 in 2002. Brokerage fees increased primarily due to the larger face values of policies presented during the period. The broker's fee is derived from the face value of each policy presented. Referral fees increased due to greater purchaser interest in viatical settlements and increased transaction volume.

     General and Administrative Expenses - General and administrative expenses remained near the same in 2002 as in 2001 with an increase of .05% or $1,214 from $2,459,217 in 2001 to $2,460,431 in 2002.

     Depreciation Expense - Depreciation expense increased by 20% or $8,632 from $43,752 in 2001 to $52,384 in 2002 due primarily to recording a full years depreciation on the Company's office building in 2002 as compared to only nine months depreciation in 2001.

     Interest and Other Income - Interest and other income decreased by 41% from $325,998 in 2001 to $192,956 in 2002, due primarily to a decrease in interest rates combined with a decrease in the amount of premium advances returned to the Company during 2002.

     Accrued Contingency Costs - The Company maintains a reserve to cover the anticipated cost to settle known underwriting deficiencies and other claims against the Company. Additions to this reserve increased by 51% or $230,571 from $450,000 in 2001 to $680,571 in 2002. This increase is due primarily to certain anomalous underwriting deficiencies related to suicide clauses. Management has revised its underwriting standards for such policies and does not anticipate underwriting losses arising from similar circumstances in the future.

     Interest Expense - Interest expense increased by $9,512 from $48,964 in 2001 to $58,476 in 2002. This increase is due primarily to the loan on the land and building which was outstanding only nine months in 2001.

     Income Taxes - The Company was unable to effectively utilize the carryback of its net operating losses in 2001 for which it has accrued a $27,244 benefit. This accrued benefit was charged to income tax expense during 2002.

     Cumulative Effect of Change in Accounting Principles - During 2002, the Company changed its method of income recognition to defer income related to certain minor administrative functions provided by the Company subsequent to the investors' settlement date. This change in accounting methods resulted in a one time charge against operations in the amount of $143,750. The proforma effect of this change did not have a material effect on either 2001 or 2002's net losses.

Liquidity  and  Capital  Resources

     Operating Activities - Net cash flows used in operating activities for the fiscal year ended February 28, 2002 was $(205,876) compared with net cash flows used in operating activities of $(667,324) during the fiscal year ended February 28, 2001. This increase in cash flows from operating activities was attributable primarily to the following factors: (1) net losses of $(988,517) for the fiscal year ended February 28, 2002, (2) an increase in accounts receivable of $22,698, (3) an increase in prepaid expenses of $121,689, (4) a decrease in other assets of $81,188, (5) an increase in accounts payable of $80,620, and (6) an increase in accrued liabilities of $665,132. Based on projections of continued stock market volatility which makes viatical settlements more attractive as an alternative investment vehicle as well as a substantial increase in viatical settlement transactions by foreign investors, we anticipate a substantial increase in net cash flow from viatical settlement activities compared with last year. We believe domestic investors will continue to remain interested in viatical settlements in order to diversify a portion of their investment portfolios from economically sensitive instruments into viatical settlements. Foreign investors have been drawn to us because we are a leader in the viatical settlement industry and are attracted to a U.S. dollar denominated investment which is unaffected by stock market volatility or interest rates. Revenues from our viatical operation are in addition to anticipated revenues from operating activities related to senior life settlements.

     Since our announcement on March 12, 2002 of an agreement for the purchase of life settlements for an internationally recognized New York based investment banking firm, we have are continuing to work with the firm regarding the structuring of the most suitable purchase platform for the ongoing and continuous purchase of life settlements. We have been advised by the firm that it remains positive that a suitable purchase platform will be successfully structured and we anticipate completing the purchase of one or more pools of senior life settlement policies to be used in an asset backed security by the end of the fiscal year 2003.

     Investing Activities - During the fiscal year ended February 28, 2002, we invested $30,408 in equipment.

     Financing Activities - During the fiscal year ended February 28, 2002, we generated $4,449,299 in cash flows from financing activities. The company sold common stock for $4,740,229. The company also received loan advances of $4,702. These sources of funds from financing activities were offset in part by acquisition of treasury stock in the amount of $28,789, payment on notes payable of $22,609, and dividends declared of $244,234.

     Our business strategy is to increase our cash flow generated from operations by increasing revenues from both our viatical and life settlement lines of business while controlling brokerage and general administrative expenses.

Capital  Requirements  and  Resources

     At February 28, 2002 the Company had a working capital balance of $3,389,981.

Management anticipates returning the company to a profitable level of operations during fiscal 2003. Our working capital is more than sufficient to meet our anticipated operating needs over the next 24 months even without any revenue from viatical or life settlement transaction fees.

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

(b)  Reports  on  Form  8-K:

     We  filed  no  Form  8-K's  during  the  quarter  ended  February 28, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Life  Partners  Holdings,  Inc.

May  28,  2002                                 By: /s/Brian  D.  Pardo
                                                   -----------------------------
                                                   Brian D. Pardo
                                                   President  and  Chief
                                                     Executive  Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                           Title                         Date
/s/Brian  D. Pardo            President, Principal Executive
                                Officer, and Director              May 28,  2002

/s/Jacquelyn  Davis           Treasurer                            May 28,  2002

/s/ R. Scott  Peden           Corporate  Clerk
                                (Secretary),  Director             May 28,  2002

                          LIFE PARTNERS HOLDINGS, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                     YEARS ENDED FEBRUARY 28, 2002 AND 2001





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

  Consolidated  Statements  of  Cash  Flows                                 F-6

  Notes  to  Consolidated  Financial  Statements                            F-8

Independent  Auditors'  Report



To  the  Board  of  Directors
Life  Partners  Holdings,  Inc.

We have audited the accompanying consolidated balance sheet of LIFE PARTNERS HOLDINGS, INC. as of February 28, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended February 28, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 6, on September 20, 2001, Life Partners, Inc., a wholly owned subsidiary of Life Partners Holdings, Inc. received a notice of deficiency from the Internal Revenue Service for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 plus penalties of $351,124 and an unspecified amount of interest. Management is vigorously defending Life Partners, Inc. against this claim and has filed a suit in tax court denying this liability. The Company's legal counsel has advised the Company that it may have some liability in connection with this claim by the Internal Revenue Service but is unable to provide an estimate as to what this liability might be. Because the Company is unable to estimate its liability in connection with this claim, no liability related to this claim has been recorded in the Company's financial statements as of February 28, 2002. Settlement of this claim will result in a reduction in net income in the period in which the liability can be reasonably estimated.

In our opinion the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Life Partners Holdings, Inc. as of February 28, 2002, and the results of its operations and its cash flows for the years ended February 28, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company changed its method of reporting revenues to take into consideration certain nominal services performed by the Company subsequent to closing of the viatical settlement. The cumulative effect of this change in accounting methods resulted in a one-time charge of $143,750, which is reflected in the financial statements at February 28, 2002.


May  3,  2002

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2002
                                  PAGE 1 OF 2


                                     ASSETS

CURRENT  ASSETS:
  Cash                                                             $  4,525,292
  Accrued  interest  receivable                                          25,314
  Current  portion  -  long-term  notes  receivable                       3,419
  Prepaid  expenses                                                     130,599
                                                                   ------------
      Total  current  assets                                          4,684,624
                                                                   ------------

PROPERTY  AND  EQUIPMENT:
  Land  and  building                                                   803,328
  Machinery  and equipment                                               80,730
  Transportation  equipment                                             173,775
                                                                   ------------

                                                                      1,057,833
  Accumulated depreciation                                             (215,211)
                                                                   ------------
                                                                        842,622
                                                                   ------------

OTHER  ASSETS:
  Notes  receivable,  net  of  current  portion  shown  above               570
  Advances of premiums, net of reserve for uncollectable
    advances of  $358,811                                                     -
  Other                                                                   9,258
                                                                   ------------

                                                                          9,828
                                                                   ------------
                                                                   $  5,537,074
                                                                   ============




                See accompanying notes to financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2002
                                  PAGE 2 OF 2


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Accounts  payable                                                $    124,320
  Current  portion  of  long-term  debt                                  26,200
  Accrued  contingencies                                                956,347
  Accrued  liabilities                                                  187,776
                                                                   ------------

      Total  current  liabilities                                     1,294,643
                                                                   ------------

LONG-TERM DEBT, NET OF CURRENT PORTION SHOWN ABOVE                      582,711
                                                                   ------------

SHAREHOLDERS'  EQUITY:
  Common  stock,  $0.01  par  value,  10,000,000  shares
    authorized;  10,000,000  shares  issued                             100,000
  Additional  paid-in  capital                                       11,254,600
  Accumulated  deficit                                               (6,878,060)
  Less:  Notes  receivable  issued  for  common  stock                 (479,045)
  Less:  Treasury  stock  -  370,324  shares                           (337,775)
                                                                   ------------

                                                                      3,659,720
                                                                   ------------

                                                                   $  5,537,074
                                                                   ============








                See accompanying notes to financial statements.

                              LIFE PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                                         2002           2001
                                                    ------------   ------------
REVENUES                                            $  4,557,524   $  3,405,751

BROKERAGE  AND  REFERRAL  FEES                         2,316,141      1,598,615
                                                    ------------   ------------

REVENUES,  NET  OF  BROKERAGE  FEES                    2,241,383      1,807,136
                                                    ------------   ------------

OPERATING  AND  ADMINISTRATIVE  EXPENSES:
  General  and  administrative                         2,460,431      2,459,217
  Depreciation                                            52,384         43,752
                                                    ------------   ------------

                                                       2,512,815      2,502,969
                                                    ------------   ------------

(LOSS)  FROM  OPERATIONS                                (271,432)      (695,833)
                                                    ------------   ------------

OTHER  INCOME  (EXPENSES):
  Interest  and  other  income                           192,956        325,998
  Accrued  contingency  costs                           (680,571)      (450,000)
  Interest  expense                                      (58,476)       (48,964)
                                                    ------------   ------------

                                                        (546,091)      (172,966)
                                                    ------------   ------------

(LOSS)  BEFORE  INCOME  TAXES                           (817,523)      (868,799)
                                                    ------------   ------------

INCOME  TAXES:
  Current tax expense (benefit)                           27,244        (27,244)
                                                    ------------   ------------

                                                          27,244        (27,244)
                                                    ------------   ------------

(LOSS)  BEFORE  CUMULATIVE  EFFECT
  FOR  CHANGE  IN  ACCOUNTING  PRINICIPLE               (844,767)      (841,555)

CUMULATIVE  EFFECT  OF  ACCOUNTING  CHANGE
  ON  YEARS  PRIOR  TO  2002                            (143,750)             -
                                                    ------------   ------------

NET  (LOSS)                                         $   (988,517)  $   (841,555)
                                                    ============   ============

BASIC  EARNINGS  PER  SHARE:
  (Loss)  before cumulative effect of
    accounting change                               $      (0.09)  $      (0.10)
  Cumulative  effect  of  accounting  change               (0.02)             -
                                                    ------------   ------------

  Net  (loss)                                       $      (0.11)  $      (0.10)
                                                    ============   ============

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING                      9,367,142      8,412,100
                                                    ============   ============


                See accompanying notes to financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                  Common Stock
                              --------------------
                                Number     $0.010    Additional                                Treasury Stock          Total
                                                                                            ---------------------
                                  of         par      Paid-In    Accumulated     Note       Number of               Shareholders'
                                Shares     Value      Capital      Deficit     Receivable      Shares      Amount      Equity
                              ----------  --------  -----------  ------------  ----------   ----------   ---------  -------------
Balance,
  February  29,  2000         10,000,000  $100,000  $ 4,705,817  $(4,803,754)   $       -    1,604,644   $       -  $     2,063

Treasury  stock  issued
  for  notes  payable                  -         -      420,000            -            -     (44,481)           -      420,000
Contribution of stock by               -         -            -            -            -      75,000            -            -
  employees
Treasury stock sold for cash           -         -      933,513            -            -     (93,783)           -      933,513
Treasury  stock  purchased             -         -            -            -            -      19,401     (308,986)    (308,986)
Treasury  stock  sold  for
  note  receivable                     -         -      300,041            -      (300,041)   (41,385)           -            -
Return  of  stock  to
  employees                            -         -            -            -             -    (75,000)           -            -
Issuance of additonal shares
  of treasury stock for
  adjustments to purchase
  price                                -          -           -            -             -    (34,245)           -            -
Net  loss  for  the
  year  ended
  February  28,2001                    -          -           -     (841,555)            -          -            -     (841,555)
                              ----------  --------  -----------  ------------  ----------   ----------   ---------  -------------

Balance,
  February 28, 2001           10,000,000    100,000   6,359,371   (5,645,309)     (300,041) 1,410,151     (308,986)     205,035

Treasury stock sold for cash           -          -   4,740,229            -             - (1,017,778)           -    4,740,229
Repurchases of common stock            -          -           -            -             -      2,406      (28,789)     (28,789)
Issuance of additonal shares
  of treasury stock for
  adjustments to purchase
  price                                -          -           -            -             -     (4,455)           -            -
Treasury stock sold for
  note  receivable                     -          -     155,000            -      (155,000)   (20,000)           -            -
Additional principal on
  renewed note  receivable             -          -           -            -       (24,004)         -            -      (24,004)
Dividends                              -          -           -      (244,234)           -          -            -     (244,234)
Net loss for the
 year  ended
 February  28,2002                     -          -           -      (988,517)           -          -            -     (988,517)
                              ----------  --------  -----------  ------------  ----------   ----------   ---------  -------------

Balance,
  February 28, 2002           10,000,000   $100,000 $11,254,600   $(6,878,060)   $(479,045)   370,324  $  (337,775)  $3,659,720
                              ==========   ======== ===========   ===========    =========    =======   ==========   ==========



                See accompanying notes to financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001
                                  PAGE 1 OF 2


                                                         2002           2001
                                                    ------------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  (loss)                                       $   (988,517)  $   (841,555)
  Adjustments  to  reconcile  net  (loss)  to
    net  cash  used  in  operating  activities  -
      Depreciation                                        52,384         43,752
      (Increase)  in accounts receivable                 (22,698)        (3,660)
      (Increase) decrease in prepaid income taxes         47,704        (58,119)
      (Increase)  in  prepaid  expenses                 (121,689)             -
      (Increase) decrease in other assets                 81,188        (73,683)
      Increase  (decrease)  in  accounts  payable         80,620        (36,546)
      (Decrease)  in  income  taxes  payable                   -        (63,500)
      Increase  in  accrued  liabilities                 665,132        365,987
                                                    ------------   ------------

    Net  cash  used in operating activities             (205,876)      (667,324)
                                                    ------------   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchases  of  property  and  equipment                (30,408)      (174,191)
                                                    ------------   ------------

    Net  cash  used  in  investing  activities           (30,408)      (174,191)
                                                    ------------   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Advances  on  notes  payable                             4,702        426,672
  Payments  on  notes  payable                           (22,609)       (13,182)
  Purchases  of  treasury  stock                         (28,789)      (308,986)
  Proceeds  from  issuance  of common stock            4,740,229        933,513
  Dividends                                             (244,234)             -
                                                    ------------   ------------

    Net  cash  provided  by  financing  activities     4,449,299      1,038,017
                                                    ------------   ------------

NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH  EQUIVALENTS                                    4,213,015        196,502

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  YEAR                                    312,277        115,775
                                                    ------------   ------------

CASH  AND  CASH  EQUIVALENTS,
  END  OF  YEAR                                     $  4,525,292   $    312,277
                                                    ============   ============

                See accompanying notes to financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001
                                  PAGE 2 OF 2


                                                         2002           2001
                                                    ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest expense                                  $     58,476   $     48,964
                                                    ============   ============


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  TRANSACTIONS:
  During June 2000, the Company acquired land and an office building for $803,328 in exchange for a mortgage of $640,000 and cash of $163,328.

  During November 2000, the Company exchanged 11,148 shares of its treasury stock for notes payable totaling $170,000.

  During December 2000, the Company exchanged 41,385 shares of its treasury stock for a note receivable in the amount of $300,041.

  During February 2001, the Company converted a note payable due to a corporation of $250,000 to 33,333 shares of its common stock which the Company previously held as treasury stock resulting in additional paid-in capital of $250,000.

  During August 2001, the Company exchanged 20,000 shares of its treasury stock for a note receivable in the amount of $155,000.












                See accompanying notes to financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002



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

          Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as described in Note 1 above. All significant inter-company accounts and transactions have been eliminated in consolidation.

          Revenue Recognition - Prior to fiscal 2002, revenues were recognized as of the settlement date of the viatical purchase by investors. During 2002, the Company changed its method of recording income to defer $100 per settlement to cover minor monitoring services provided subsequent to the settlement date and to amortize this deferred cost over the anticipated life expectancy of the insureds. See Note 3 for further details. During the fiscal years ended February 28, 2002 and 2001, all settlement revenues were generated from viatical settlements. No settlement revenues were generated from senior life settlements during these years.

          Investment in Life Insurance Policies - In accordance with Financial Standards Board Technical Bulletin 85-4 "Accounting for Purchases of Life Insurance", the Company reduces its investment in life insurance policies to their cash surrender value with any differences between cost and cash surrender value being charged to expense. At February 28, 2002, the Company held investments in life insurance policies with face value amounts totaling $642,999 on which it had reduced the carrying value to $880.

          Property and Equipment - The Company's property and equipment are depreciated over their useful lives using the straight-line method. The useful lives of property and equipment for purposes of computing depreciation are:

               Building                            30  years
               Machinery  and  equipment            5  years
               Transportation  equipment       5 to 9  years

          Impairment of Long-lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" (FAS 121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of February 28, 2002, no impairment has been indicated.

          Income Taxes - Timing differences between the reporting of income and expenses for financial and income tax reporting purposes are reported as deferred tax assets, net of valuation allowances, or as deferred tax liabilities depending on the cumulative effect of all timing differences. See Note 6 for further details.

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


(3)  CHANGE  IN  ACCOUNTING  PRINCIPLE

     During the year ended February 28, 2002, the Company changed its method of reporting revenues to take into consideration certain nominal services performed by the Company subsequent to closing of the viatical settlement. These services although not called for in the policy funding agreements entail monitoring the insureds progress and notifying the holder of the policy when the insured dies. The Company has elected to change its policy funding agreement to specify that this service will be performed and to charge an up front fee for this service of $100 per policy. The fee will be deferred and amortized over the life expectancy of the insured. Prior to this change, all revenues were recognized on the closing date for the acquisitions of the policies by investors. Management has elected to record the cumulative effect of this change as if the Company had always charged for this service. The cumulative effect of this change in accounting method (assuming the Company had charged this fee from inception) resulted in a one-time charge of $143,750, which is reflected in the financial statements at February 28, 2002. Proforma numbers reflecting the effect of this change as if the Company had reported earnings in this manner were not included as the effects would have been immaterial to earnings during the years ended February 28, 2002 and 2001.


(4)  LEASES

     The Company leases various equipment under non-cancelable operating leases expiring in various years through 2004.

     Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 28, 2002 for each of the next five years and in the aggregate are:

           Twelve  months  ending  February  28,        Amount
           -------------------------------------        ------
                 2003                                   $6,708
                 2004                                      559
                 2005                                        -

                 2006                                        -
                 2007                                        -
                                                        ------
                 Total  minimum  future
                   rental  payments                     $7,267
                                                        ======

     Rental expense consisted of minimum lease payments of $26,020 and $153,010 for the years ended February 28, 2002 and 2001, respectively. Included in rental expense for the fiscal year ended February 28, 2001 is $101,650 relating to the Company's office lease, which expired December 2000 and was not renewed as the Company now owns an office building.

     Certain operating leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.


(5)  LONG-TERM  DEBT

     As  of  February  28,  2002,  the Company had the following long-term debt:

                                                     Current     Long-Term
                                                     -------     ---------
          9.25% note payable to a bank, due in
          installments of $6,638 through June 2015,
          secured  by  land  and  office  building   $24,896     $580,098

          25%  capital  lease  payable
          to  finance  company,  due  in
          monthly  installments  of
          $86  through  November
          2004,  secured  by  equipment                  589          998

          25%  capital  lease  payable
          to  finance  company,  due  in
          monthly  installments  of
          $102  through  October  2004,
          secured  by  equipment                         714        1,615
                                                     -------     --------
                                                     $26,200     $582,711
                                                     =======     ========

     Maturities on long-term debt for each of the next five years and thereafter are as follows:

                                        Amount
                                      ---------
          2003                        $  26,200
          2004                           28,969
          2005                           30,877
          2006                           32,823
          2007                           35,992
          Thereafter                    454,050
                                      ---------

                                      $ 608,911
                                      =========


(6)  INCOME  TAXES

     As  of  February  28,  2002, the Company has unused charitable contribution
     deduction  carryforwards  of   approximately  $87,898.    These  charitable
     contributions  carryforwards  will  expire  as  follows:

          Fiscal  Year  Ended
             February  28,                  Amount
             -------------                  ------
                 2003                      $36,239
                 2004                       37,659
                 2005                          330
                 2006                        7,865
                 2007                        5,805
                                           -------

                                           $87,898
                                           =======

     Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at February 28, 2002, result in a deferred tax asset of approximately $22,900, which was fully reserved as of that date.

     Following are the components of this deferred tax asset as of February 28, 2002 :

          Charitable  deduction  carryforwards     $  29,885
          Net  operating  loss  carryforward         271,320
          Excess tax over financial accounting
            Depreciation                              (6,988)
                                                   ---------

          Net  deferred  tax  asset                  294,217
          Less  valuation  allowance                (294,217)
                                                   ---------
          Deferred  tax  asset,
            net  of  valuation  allowance          $       -
                                                   =========

     The Company has an available tax net operating loss carry forward of approximately $798,000 as of February 28, 2002. This carryforward will begin to expire in the year 2020.

     The difference between the Company's effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the years ended February 28, 2002 and 2001:

                                               2002     2001
                                               ----     ----
       United  States  statutory  rate         0.0%     0.0%
       State  of  Texas  statutory  rate       0.0%     0.0%
                                               ----     ----

       Expected  combined  rate                0.0%     0.0%
       Change  in  estimate  of  net
         operating loss  carryback             3.3%     0.0%
       Benefit  of  utilization  of
         net operating loss carryforward       0.0%    (3.1)%
                                               ----     ----

       Combined  effective  tax  rate          3.3%    (3.1)%
                                               ====     ====

     On September 20, 2001, LPI received a notice of deficiency from the Internal Revenue Service for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 plus penalties of $351,124 and an unspecified amount of interest. Management is vigorously defending the Company against this claim and has filed a suit in tax court denying this liability. The Company's legal counsel has advised the Company that is has some liability in connection with this claim by the Internal revenue Service but they are unable to provide an estimate as to what this liability might be. Because the Company was unable to estimate its liability in connection with this claim, no liability related to this claim has been recorded in the Company's financial statements as of February 28, 2002.


(7)  STOCK  TRANSACTIONS  AND  COMMON  STOCK  OPTIONS

     During September of 2000, three of the Company's employees contributed a total of 75,000 shares of common stock back to the Company for no consideration. These shares were contributed back to the Company so that it would have shares available to be issued under the terms of a private placement memorandum dated September 8, 2000.

     On March 1, 2001, the board of directors authorized the reissuance of the above-described 75,000 shares of common stock back to the contributing employees. For financial reporting purposes, this stock was treated as returned to the employees as of February 28, 2001.

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

          2. Management offered to rescind each of the sales issued under the terms of the September 8, 2000 private placement memorandum. As of May 3, 2002, the date of this report, investors representing 37,183 units purchased under the terms of the September 8, 2000 private placement memorandum have elected to waive their rights to rescind these purchases in exchange for applying the purchase price to the terms of the January 29, 2001 private placement memorandum. This resulted in the issuance of an additional 34,245 shares of common stock and 17,123 warrants. The February 28, 2001 financial statements were adjusted to reflect these additional shares as issued from the Company's treasury stock.

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

     During May, 2001, the Company issued 17,778 shares of its treasury stock in settlement of a claim against the Company. This transaction was valued at 80,000 for financial reporting purposes.

     On August 23, 2001, the Company issued 20,000 shares of its treasury stock to an individual in exchange for a one-year note receivable in the amount of $155,000. This note bears interest at the rate of 6.5% per annum. For financial reporting purposes, this note has been reflected as a reduction in the Company's shareholders' equity section similar to a stock subscription receivable.

     During the year ended February 28, 2002, the Company purchased 2,406 shares of its common stock for $28,789.

     As of February 28, 2002, the Company had 248,220 warrants outstanding at exercise prices ranging from $7.25 to $9.375 per warrant for one share each of the Company's treasury stock. These warrants will expire in three years commencing in 2003.

     On February 11, 2002, the Company declared a $0.025 per common share dividend. The dividend was paid on February 28, 2002.


(8)  RELATED  PARTY  TRANSACTIONS

     The Company currently operates under an agreement with ESP Communications, Inc. (ESP), which is owned by the wife of the Company's president. Under the agreement, ESP performs specified administrative duties on behalf of the Company. Either party may cancel the agreement with a thirty day written notice. The Company currently pays ESP $5,000 on a semi-monthly basis for its services. The Company recorded management services expense concerning this agreement with ESP of approximately $115,000 and $133,500 for the years ended February 28, 2002 and February 28, 2001, respectively.


(9)  EARNINGS  (LOSS)  PER  SHARE

     Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the applicable periods. The number of shares used in the computations were 9,367,142 in 2002 and 8,412,100 in 2001.

     Diluted earnings per share was not computed as of February 28, 2002 and February 28, 2001 as taking into consideration the options and warrants outstanding would have been anti-dilutive to earnings per share.


(10) CONTINGENCIES

     LPI was named as defendant in a suit claiming it violated the Texas Securities Act by not complying with the registration requirements of the Act in connection with viatical settlement contracts it has arranged. On July 31, 2001, the McLennan County District Court for the 19th Judicial District ruled that the Company's viatical settlement transactions were not securities under Texas law and that the Company is not required to register them as securities prior to sale. In making it's ruling, the Court awarded summary judgment against the Plaintiff in this action dismissing the case entirely. Plaintiff has appealed this decision. LPI has not accrued any liability in connection with this suit as of February 28, 2002.

     On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and restitution to the affected individuals. The Company has met with the plaintiff to discuss resolution of this matter, but the results of that meeting were not conclusive. Management believes that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. The Company's primary legal counsel in this case has informed the Company that they do not anticipate the settlement costs in this case to exceed $400,000. The Company accrued $450,000 for the settlement of this case in fiscal 2001. No reductions were taken against this reserve in fiscal 2002.

     Subsequent to year-end, the Company settled three pending suits for a total of $76,000.

     LPI was named a party in a suit alleging defamatory statements in a political newsletter, which plaintiffs allege was controlled by LPI. The court has granted a take-nothing interlocutory judgment in favor of LPI. No liability has been accrued in connection with this suit as of February 28, 2002.

     LPI has been named in a suit alleging fraud arising from a viatical purchase. The case is currently being mediated. LPI has accrued $35,000 as of February 28, 2002 in connection with the settlement of this case.

     The Company has been named as a defendant in a suit brought by two former employees who alleged that they were entitled to certain stock options representing a total of 30,000 shares of the Company's common stock.
     These stock options were allegedly issued to them by the Company's principal shareholder and were to have had an exercise price of $.01 per share. Plaintiffs allege that the Company was not willing to issue these options resulting in losses of approximately $357,000 in actual damages. Plaintiffs are also asking for exemplary damages. Management denies any liability in this suit and plans to pursue its defense vigorously. No liability has been accrued in connection with this suit as of February 28, 2002.

     LPI is aware of seven instances wherein the insurance companies denied payment on policies in which it arranged the settlement with investors. Most of these denials related to suicide clauses. Face amount of the policies in question total $796,500. During the fiscal year ended February 28, 2002, the Company paid $53,119 to these investors and has accrued another $361,327 for future claims that might arise on these policies.

     On September 20, 2001, the Company received notice from the Internal Revenue Service of a proposed tax adjustment to LPI's taxable income for the years ended September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,755,624 plus proposed penalties totaling $351,124. LPI would also be liable for interest due on any portion of this assessment that is upheld.

     LPI has filed a tax court petition in response to this proposed assessment. The Company's legal counsel in this matter is not able to make an estimate as to the amount of LPI's liability in this matter. Management believes that it has substantial support for its position and that the ultimate liability will be substantially less than the proposed assessment. Because the Company has not been able to quantify it liability with regards to this proposed assessment, no loss accrual was recorded on the financial statements as of February 28, 2002.


(11) SUBSEQUENT  EVENTS

     On March 12, 2002 the Company entered into an agreement with Bear, Sterns & Co and Sarco Holdings to develop a capital markets product backed directly or indirectly by pools of qualifying senior life insurance settlements the Company owns or originates.