Form 10QSB
period 2002-05-31
LIFE PARTNERS HOLDINGS INC
filed 2002-07-15
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

      X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended: May 31, 2002
                                       or
      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares  of  Common  Stock,  $.01  par  value,  outstanding  as  of July 9, 2002:
9,613,676

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [ ]

                          LIFE PARTNERS HOLDINGS, INC.


                                      INDEX
                                                                            Page
                                                                            ----

PART  I.  FINANCIAL  INFORMATION

     Item  1.     Financial  Statements

                  Consolidated  Balance  Sheet  -  May  31,  2002           4-5

                  Consolidated  Statements  of  Operations  -
                    For the Three and Six Months Ended May 31,
                    2002  and  2001                                         6

                  Consolidated Statements of Shareholders' Equity -
                    For the Six Months Ended May 31, 2002 and 2001          7

                  Consolidated  Statements  of  Cash  Flows  -
                    For the Six Months Ended May 31, 2002 and 2001          8

                  Notes to Consolidated Financial Statements                9-14

     Item  2.     Management's Discussion and Analysis of Financial
                    Condition  or  Plan  of  Operations                    14-17

PART II.  OTHER  INFORMATION

     Item  1.     Legal  Proceedings                                       17

     Item  2.     Change  in  Securities                                   18

     Item  6.     Exhibits  and  Reports  on  Form  8-K                    18

                          LIFE PARTNERS HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION

              Item 1. Financial Statements - May 31, 2002 and 2001


              Forming a part of Form 10-QSB Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-QSB should be read in conjunction with Life Partners Holdings, Inc.'s Annual Report on Form 10-KSB for the year ended February 28, 2002.

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2002
                                  (UNAUDITED)
                                  Page 1 of 2


                                     ASSETS

CURRENT  ASSETS:
     Cash                                                      $      4,617,549
     Accounts  receivable  -  employees  and  other                      63,458
     Notes  receivable                                                   11,634
     Prepaid  expenses                                                  126,822
                                                               ----------------

          Total  current  assets                                      4,819,463
                                                               ----------------

PROPERTY  AND  EQUIPMENT:
     Land  and  building                                                803,328
     Machinery  and  equipment                                           99,403
     Transportation  equipment                                          173,775
                                                               ----------------

                                                                      1,076,506
     Accumulated  Depreciation                                         (228,926)
                                                               ----------------

                                                                        847,580
                                                               ----------------

OTHER  ASSETS:
     Premium  advances,  net  of  reserve  for  uncollectible
          advances  of  $393,453                                              -
     Other                                                                9,205
                                                               ----------------

                                                                          9,205
                                                               ----------------

                                                               $      5,676,248
                                                               ================



                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2002
                                  (UNAUDITED)
                                  Page 2 of 2


                       LIABILITIES AND SHAREHOLDER EQUITY

CURRENT  LIABILITIES:
     Accounts payable                                          $        130,762
     Accrued  liabilities                                             1,058,759
     Current  portion  of  long-term  debt                               20,456
     Deferred revenue                                                   143,750
     Income  taxes  payable                                             130,000
                                                               ----------------

          Total  current  liabilities                                 1,483,727
                                                               ----------------


LONG-TERM  DEBT,  net  of current portion shown above                   581,538
                                                               ----------------

SHAREHOLDERS'  EQUITY:
     Common  stock, $0.01 par value 10,000,000 shares
       authorized;  10,000,000  shares  issued                          100,000
     Additional  paid-in  capital                                    11,254,600
     Accumulated  deficit                                            (6,911,531)
     Less:  Notes receivable  issued for common stock                  (478,431)
     Less:  Treasury  stock  -  386,324  shares                        (353,655)
                                                               ----------------

          Total  shareholders'  equity                                3,610,983
                                                               ----------------

                                                               $      5,676,248
                                                               ================


                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                  (UNAUDITED)

                                                           2002         2001
                                                       -----------   ----------
REVENUES                                               $ 2,040,148   $  502,907

BROKERAGE  AND  REFERRAL  FEES                             978,415      286,025
                                                       -----------   ----------

                                                         1,061,733      216,882
                                                       -----------   ----------

OPERATING  AND  ADMINISTRATIVE  EXPENSES:
     General  and  administrative                          675,182      595,550
     Depreciation                                           13,715       12,659
                                                       -----------   ----------

                                                           688,897      608,209
                                                       -----------   ----------

INCOME  (LOSS)  FROM  OPERATIONS                           372,836     (391,327)
                                                       -----------   ----------


OTHER  INCOME  (EXPENSES):
     Interest  and  other  income                           34,746       30,727
     Underwriting losses                                   (55,000)    (108,500)
     Interest  expense                                     (11,719)     (14,918)
                                                       -----------   ----------

                                                           (31,973)     (92,691)
                                                       -----------   ----------

INCOME  (LOSS)  BEFORE  INCOME  TAXES                      340,863     (484,018)
                                                       -----------   ----------

INCOME  TAXES:
     Current  tax expense                                  130,000            -
                                                       -----------   ----------

                                                           130,000            -
                                                       -----------   ----------

NET  INCOME  (LOSS)                                    $   210,863   $ (484,018)
                                                       ===========   ==========

EARNINGS (LOSS) PER SHARE:
  Basic                                                $      0.02   $    (0.06)
                                                       ===========   ==========

  Diluted                                              $      0.02   $    (0.06)
                                                       ===========   ==========


                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                  (UNAUDITED)

                                  Common Stock
                              --------------------
                                Number     $0.010    Additional                                Treasury Stock          Total
                                                                                            ---------------------
                                  of         par      Paid-In    Accumulated     Note       Number of               Shareholders'
                                Shares     Value      Capital      Deficit     Receivable      Shares      Amount      Equity
                              ----------  --------  -----------  ------------  ----------   ----------   ---------  -------------
Balance,
  February 28, 2001           10,000,000  $100,000  $ 6,359,371  $(5,645,309)   $(300,041)   1,410,151   $(308,986)   $  205,035

Treasury stock sold
  for  cash                            -         -    3,817,184            -                  (820,900)          -     3,817,184

Treasury stock issued
  in settlement of claim               -         -       80,000            -                   (17,778)          -        80,000

Net loss for the three
  months ended
  May 31, 2001                         -         -            -     (484,018)           -            -           -      (484,018)
                              --------------------------------------------------------------------------------------------------

Balance,
  May 31, 2001                10,000,000  $100,000  $10,256,555  $(6,129,327)   $(300,041)     571,473   $(308,986)   $3,618,201
                              ==================================================================================================

Balance,
  February 28, 2002           10,000,000  $100,000  $11,254,600  $(6,878,060)   $(479,045)     370,324   $(337,775)   $3,659,720

Treasury  stock
  purchased                            -         -            -            -            -       16,000     (15,880)      (15,880)

Payment on note
  receivable                           -         -            -            -          614            -           -           614

Cash dividends                         -         -            -     (244,334)           -            -           -      (244,334)

Net income for the
  three months ended
  May 31, 2002                         -         -            -      210,863            -            -           -       210,863
                              --------------------------------------------------------------------------------------------------

Balance,
  May 31, 2002                10,000,000  $100,000  $11,254,600  $(6,911,531)    $(478,431)     386,324  $(353,655)   $3,610,983
                              ==================================================================================================

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                  (UNAUDITED)

                                                     2002         2001
                                                  ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                               $  210,864   $ (484,018)
  Adjustments to reconcile net income to
    operating  activities  -
      Depreciation                                    13,715       12,659
      Settlement for stock                                 -       80,000
      (Increase) in accounts receivable              (38,144)     (12,304)
      Decrease in prepaid insurance                    3,777        2,182
      (Increase) decrease in other assets                 53          (54)
      Increase in accounts payable                     6,442      323,593
      Increase in accrued liabilities                 58,384      104,227
      Increase in income taxes payable               130,000            -
                                                  ----------   ----------

    Net  cash  provided  by  (used  in)
      operating activities                           385,091       26,285
                                                  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advance on note receivable                          (8,500)           -
  Payments on notes receivable                         1,470            -
  Purchases of property and equipment                (18,673)      (4,622)
                                                  ----------   ----------

    Net cash used in investing activities            (25,703)      (4,622)
                                                  ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                           (6,917)      (7,314)
  Treasury stock purchased                           (15,880)           -
  Proceeds from issuance of common stock                   -    3,817,184
  Dividends                                         (244,334)           -
                                                  ----------   ----------

    Net cash provided by (used in)
      financing activities                          (267,131)   3,809,870
                                                  ----------   ----------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    92,257    3,831,533

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING OF PERIOD                              4,525,292      312,277
                                                  ----------   ----------

CASH  AND  CASH  EQUIVALENTS,
  END OF PERIOD                                   $4,617,549   $4,143,810
                                                  ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW  INFORMATION:
    Interest paid, net of capitalized amounts     $   11,719   $   14,918
                                                  ==========   ==========

    Income taxes paid                             $        -   $        -
                                                  ==========   ==========


                            See accompanying notes.

                          Life Partners Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                  May 31, 2002
                                  (Unaudited)


These consolidated condensed financial statements have been prepared by Life Partners Holdings, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-KSB.

(1)  DESCRIPTION  OF  BUSINESS

Life Partners Holdings, Inc. (the "Company" or "Life Partners") is the parent company of Life Partners, Inc. ("LPI") and Extended Life Services, Inc. ("ELSI"). LPI is the oldest and one of the largest viatical settlement companies in the United States. LPI was incorporated in Texas in 1991 to assist person in facilitating the purchase of life insurance policies of terminally ill persons at a discount to the face value of the policies. To supplement LPI's viatical business, Life Partners acquired ELSI in January, 2000 to engage in senior life settlement transactions. Senior life settlements involve the sale and transfer of life insurance policies covering the lives of older individuals who are not terminally ill.

(2)  CHANGE  IN  ACCOUNTING  PRINCIPLE

During the year ended February 28, 2002, the Company changed its method of reporting revenues to take into consideration certain nominal services performed by the Company subsequent to closing of the viatical settlement. These services, although not required in the policy funding agreements, entail monitoring the insureds' progress and notifying the holder of the policy when the insured dies. The Company has elected to change its policy funding agreement to specify that this service will be performed and to charge an up front fee for this service of $100 per policy. The fee will be deferred and amortized over the life expectancy of the insured. Prior to this change, all revenues were recognized on the closing date for the acquisitions of the policies by investors. Management has elected to record the cumulative effect of this change as if the Company had always charged for this service. The cumulative effect of this change in accounting method (assuming the Company had charged this fee from inception) resulted in a one-time charge of $143,750, which is reflected in the financial statements at February 28, 2002. Proforma numbers reflecting the effect of this change as if the Company had reported earnings in this manner were not included as the effects would have been immaterial to earnings during the years ended February 28, 2002 and 2001. During the three months ended May 31, 2002, the Company did not record an accrual for the service fee.

(3)  LONG-TERM  DEBT

As  of  May  31,  2002,  the  Company  had  the  following  long-term  debt:

                                          Current       Long  Term
                                          -------       ----------
     Building  Loan                       $18,764         $580,098

     Equipment  Loans                       1,692            1,440
                                          -------         --------
                                          $20,456         $581,538
                                          =======         ========

(4)  INCOME  TAXES

On September 20, 2001, LPI received a notice of deficiency from the Internal Revenue Service for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 plus penalties of $351,124 and an unspecified amount of interest. Management is vigorously defending the Company against this claim and has filed a suit in tax court denying this liability. The Company has been advised by its legal counsel that it may have some liability in connection with this claim by the Internal revenue Service but they are unable to provide an estimate as to what this liability might be. Because the Company is unable to estimate its liability in connection with this claim, no liability related to this claim has been recorded in the Company's financial statements as of May 31, 2002.

As of February 28, 2002, the Company had a net operating loss carryforward of $1,001,418 and charitable contributions carryforward of $87,898. Due to undertainties associated with the pending IRS Claim, the Company has elected to accrue income taxes on its current year earnings without taking into consideration utilization of these carryforwards.

(5)  STOCK  TRANSACTIONS  AND  COMMON  STOCK  OPTIONS

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

As of May 31, 2002, the Company had 248,220 warrants outstanding at exercise prices ranging from $7.25 to $9.375 per warrant for one share each of the Company's treasury stock. These warrants will expire in three years commencing in 2003.

On February 11, 2002, the Company declared a $0.025 per common share dividend. The dividend was paid on February 28, 2002.

On May 12, 2002, the Company declared a $0.025 per common share dividend. The dividend was paid on May 31, 2002.

(6)  EARNINGS  (LOSS)  PER  SHARE

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

                                For  the  Three  Months  Ended  May  31,
                                 2002                            2001
                      ---------------------------------------------------------
                                           Per                             Per
                      Income    Shares    Share     (Loss)      Shares    Share
                      -------  ---------  -----    ----------  ---------  -----
Basic:
  Income (loss)
    attributable
    To common stock  $210,863  9,613,676  $0.02    $(484,018)  8,613,584  $(.06)
                                          =====                           =====
Effective of dilutive
  securities:
    Stock  options          -        924                   -           -
                     --------  ---------            ---------  ---------

Dilutes:
  Income (loss)
    attributable
    to common stock,
    after assumed
    dilutions        $210,863  9,614,600  $0.02    $(484,018)  8,613,584  $(.06)
                     ========  =========  =====    =========   =========  =====


(7)  CONTINGENCIES

LPI was named as defendant in a suit claiming it violated the Texas Securities Act by not complying with the registration requirements of the Act in connection with viatical settlement contracts it has arranged. On July 31, 2001, the McLennan County District Court for the 19th Judicial District ruled that the Company's viatical settlement transactions were not securities under Texas law and that the Company is not required to register them as securities prior to sale. In making it's ruling, the Court awarded summary judgment against the Plaintiff in this action dismissing the case entirely. Plaintiff has appealed this decision. LPI has not accrued any liability in connection with this suit as of May 31, 2002.

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

LPI was named a party in a suit alleging defamatory statements in a political newsletter, which plaintiffs allege was controlled by LPI. The court has granted a take-nothing interlocutory judgment in favor of LPI. No liability has been accrued in connection with this suit as of May 31, 2002.

LPI has been named in a suit alleging fraud arising from a viatical purchase. The case is currently being mediated. LPI has accrued $50,000 as of May 31, 2002 in connection with the settlement of this case.

The Company has been named as a defendant in a suit brought by two former employees who alleged that they were entitled to certain stock options representing a total of 30,000 shares of the Company's common stock. These stock options were allegedly issued to them by the Company's principal shareholder and were to have had an exercise price of $.01 per share. Plaintiffs allege that the Company was not willing to issue these options resulting in losses of approximately $357,000 in actual damages. Plaintiffs are also asking for exemplary damages. Management denies any liability in this suit and plans to pursue its defense vigorously. No liability has been accrued in connection with this suit as of May 31, 2002.

As of May 31, 2002, the Company had accrued $435,346 for underwriting losses related to policies for which it had arranged the settlements with investors and on which the insurance company denied or short paid the claim upon the death of the insured.

On September 20, 2001, the Company received notice from the Internal Revenue Service of a proposed tax adjustment to LPI's taxable income for the years ended September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,755,624 plus proposed penalties totaling $351,124. LPI would also be liable for interest due on any portion of this assessment that is upheld.

LPI has filed a tax court petition in response to this proposed assessment. The Company's legal counsel in this matter is not able to make an estimate as to the amount of LPI's liability in this matter. Management believes that it has substantial support for its position and that the ultimate liability will be substantially less than the proposed assessment. Because the Company has not been able to quantify its liability with regard to this proposed assessment, no loss accrual was recorded on the financial statements as of May 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Position or Plan of Operations

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

     The following discussion is intended to assist in understanding of the Company's financial position as of May 31, 2002, and its results of operations for the three-month periods ended May 31, 2002 and 2001. The financials statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Life Partners Holdings, Inc.'s annual report on Form 10-KSB for the year ended February 28, 2002.


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

     The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended May 31, 2002 and 2001:

                                                       2002         2001
                                                     -------      --------
Number  of  settlements                                   65            31

Face  value  of  policies  (in  '000's)               $2,405        $1,641

Average  revenue  per  settlement                    $31,387       $16,223

Net  revenues  derived  (in  '000's)  (1)            $ 1,062       $   217
-----------------------------------------

(1)     The  revenues  derived  are  exclusive  of  brokerage and referral fess.

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

     Additional Estimated Transaction Flow for Current Fiscal Year. While the majority of our clients have been domestic individuals and entities, we have attempted to cultivate interest in our viatical and senior life settlement business throughout Europe and the Pacific Rim countries for several years. We have entered into arrangements with non-U.S. parties in the Pacific Rim to provide policy acquisition services for them on a large scale, both for viatical and senior life settlements. One non-U.S. party began making viatical purchases in the quarter ended May 31, 2002, which have contributed to the increase in our transaction flow compared with the same period of last year. This non-U.S. party has projected purchases from the Company for large quantities of policies throughout the remainder of this fiscal year, including senior life settlements, and management has a high degree of confidence that these transactions will be realized as projected. If the purchases occur as projected, the resulting revenues will greatly increase our earnings. While the potential exists for substantial and material revenues from transactions with this and other parties, the Pacific Rim market is untested and neither the amount of revenues nor the period in which they may be received can be determined with certainty.

Comparison  Of  The  Three  Months  Ended  May  31,  2002  And  2001

     The Company reported net income of $210,863 for the three months ended May 31, 2002, as compared to net loss of $(484,018) for the three months ended May 31, 2001. This increase in net income is attributable primarily to the following factors: (1) a 93% increase in the average revenues per settlement and (2) an 110% increase in the number of cases, offset in part by (3) a 242% increase in brokerage and referral fees and (4) an income tax accrual of $130,000 in 2002.

     Revenues - Revenues increased by $1,537,241 or 306% from $502,907 in 2001 to $2,040,148 in 2002. This increase was due primarily to a 93% increase in the average revenue per viatical settlement from $16,223 in 2001 to $31,387 in 2002 and a 110% increase in the number of viatical settlements. The increase in the number of viatical settlements was due to increased demand for viatical settlements from investors. We believe the increasing demand results from investor trends toward diversifying their portfolios and avoiding economically sensitive investments. More people are considering viatical settlements as an alternative investment. As the oldest and largest provider of viatical settlements, we are a primary beneficiary of these trends. The increase in the most recent quarter was primarily the result of increased domestic demand and not overseas demand. We think domestic demand will continue to grow, especially with the economic uncertainties and the stock market volatility..We have cultivated relations overseas, especially in the Pacific Rim. We realized our first Pacific Rim sales during the last quarter. Based on sales projected by our Pacific Rim licensees, revenues from Pacific Rim sales of viaticals and senior life settlements are expected to increase dramatically.

     Brokerage Fees - Brokerage fees increased 242% or $692,390 from $286,025 in 2001 to $978,415 in 2002. This increase is due primarily to a 305% increase in revenues.

     Expenses - General and Administrative expenses increased by 13% or $79,632 from $595,550 in 2001 to $675,182 in 2002. The increase in general and administrative expenses is due primarily to an increase in legal and professional fees and salaries and the related employee benefits. Underwriting losses decreased by $53,500 from $108,500 in 2001 to $55,000 in 2002. There were no material changes in depreciation expense, interest and other income or interest expense.

     Income Taxes - Income tax expense increased by $130,000 from $0 in 2001 to $130,000 in 2002. The income tax accrual is due to the net income recognized during the current quarter.

Liquidity  And  Capital  Resources

     Operating Activities - Net cash flows provided by operating activities for the three months ended May 31, 2002 was $385,091 compared with net cash flows provided by operating activities of $26,285 for the three months ended May 31, 2001. This increase in cash flows from operating activities was attributable primarily to net income of $210,864, offset in part by an increase in accounts receivable of $38,144, an increase in income taxes payable of $130,000, and an increase in accrued liabilities of $58,384.

     The Company's strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. While we had anticipated increases in viatical sales, the size of the increase - based primarily on domestic demand - was surprising. We think that domestic demand for viaticals will continue to grow, especially as the prospects for economic conditions remain uncertain. We also expect that Pacific Rim demand for viatical and senior life settlements will increase dramatically. As a result, we are focusing on this growing demand and will continue to pursue development of a purchasing platform for our senior life settlements.

Capital  Requirements  And  Resources

     At May 31, 2002, the Company had working capital of $3,335,739. We believe future viatical settlement operations will generate sufficient profits and cash flows to meet the Company's anticipated working capital needs for this business segment. We believe that senior life settlements may be marketed in a manner similar to viatical settlements and through pooled securitization arrangements. We intend to pursue both methods as the senior life market develops.

PART II  -  OTHER INFORMATION

ITEM  1.    LEGAL PROCEEDINGS

     We are subject to legal proceedings in the ordinary course of business. There have been no material developments in those proceedings we have previously reports. We believe no other proceedings, either individually or collectively, are material to our business operations, financial condition, or results of operations.

ITEM  2.    CHANGES  IN  SECURITIES

     During the quarter ended May 31, 2002, the Company made open market purchases of 3,500 shares for 15,755 and purchased 12,500 shares in a private transaction for $125.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

            None

     (b) The Company filed the following Form 8-K during the quarter ended May 31, 2002:

               A  form   8-K dated  May 22, 2002  announcing that we would pay a
               quarterly dividend of 2.5 cents ($.025) per share for the first fiscal quarter of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



July  15,  2002                        Life  Partners  Holdings,  Inc.

                                       By:  /s/  Brian  D.  Pardo
                                           -------------------------------------
                                           Brian D. Pardo
                                           President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                          Title                         Date
/s/  Brian  D. Pardo      President, Principal Executive        July 15, 2002
                          Officer, and Director

/s/  Nina  Piper          Treasurer, Principal Financial        July  15,  2002
                          Officer

/s/  R.  Scott  Peden     Corporate  Clerk  (Secretary),        July  15,  2002
                          Director