Form 10QSB
period 2002-08-31
LIFE PARTNERS HOLDINGS INC
filed 2002-10-11
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

      X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                For the quarterly period ended: August 31, 2002
                                       or
      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares  of  Common  Stock,  $.01  par  value, outstanding as of August 31, 2002:
9,469,476

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [ ]

                          LIFE PARTNERS HOLDINGS, INC.


                                      INDEX

PART  I.  FINANCIAL  INFORMATION

     Item  1.     Financial  Statements

                  Consolidated  Balance  Sheet  -  August  31,  2002         4-5

                  Consolidated  Statements  of  Operations  -
                  For  the  Three  and  Six  Months  Ended
                  August  31,  2002 and 2001                                   6

                  Consolidated  Statements  of  Shareholders' Equity  -
                  For  the  Six  Months  Ended  August  31,  2002
                  and  2001                                                    7

                  Consolidated  Statements  of  Cash  Flows  -
                  For  the  Six  Months  Ended  August  31,  2002
                  and  2001                                                    8

                  Notes  to  Consolidated  Financial  Statements            9-12

     Item  2.     Management's  Discussion  and  Analysis
                  or  Plan  of  Operation                                  12-15

     Item  3.     Controls  and  Procedures                                   16

PART  II.     OTHER  INFORMATION

     Item  1.     Legal  Proceedings                                          16

     Item  2.     Changes  in  Securities                                     16

     Item  4.     Submission  of  Matters  to  a  Vote  of
                  Security  Holders                                           17

     Item  6.     Exhibits  and  Reports  on  Form  8-K                       17

                  Signatures                                                  17

                  Certifications                                           18-20

                          LIFE PARTNERS HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION

            Item 1. Financial Statements - August 31, 2002 and 2001


              Forming a part of Form 10-QSB Quarterly Report to the
                       Securities and Exchange Commission


This quarterly report on Form 10-QSB should be read in conjunction with Life Partners Holdings, Inc.'s Annual Report on Form 10-KSB for the year ended February 28, 2002.

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                AUGUST 31, 2002
                                  (UNAUDITED)
                                  Page 1 of 2


                                     ASSETS

CURRENT  ASSETS:
     Cash                                                            $4,699,483
     Accounts  receivable  -  employees  and  other                      56,655
     Notes receivable                                                    13,167
     Prepaid expenses                                                    29,963
                                                                     ----------
          Total Current Assets                                        4,799,268
                                                                     ----------

PROPERTY  AND  EQUIPMENT:
     Land and building                                                  803,328
     Machinery, equipment and other                                     114,000
     Transportation equipment                                           173,775
                                                                     ----------
                                                                      1,091,103
     Accumulated Depreciation                                          (243,594)
                                                                     ----------
                                                                        847,509
                                                                     ----------

OTHER  ASSETS:
     Premium  advances  net  of  reserve  for
     uncollectible of $431,867                                                -
     Other                                                               23,227
                                                                     ----------
                                                                         23,227
                                                                     ----------

          Total Assets                                               $5,670,004
                                                                     ==========



                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                AUGUST 31, 2002
                                  (UNAUDITED)
                                  Page 2 of 2


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
     Accounts payable                                               $   194,827
     Accrued dividends payable                                          252,427
     Accrued liabilities - contingencies and other                      935,597
     Current portion of long-term debt                                   29,478
     Deferred revenue                                                   151,150
     Federal income taxes payable                                       275,000
                                                                    -----------
          Total Current Liabilities                                   1,838,479
                                                                    -----------

LONG TERM DEBT, net of current portion shown above                      567,341
                                                                    -----------


SHAREHOLDERS'  EQUITY:
     Common stock, $0.01 par value 10,000,000 shares                    100,000
     authorized;  10,000,000  shares  issued
     Additional paid in capital                                      11,254,600
     Accumulated deficit                                             (6,899,210)
     Less: Note receivable issued for common stock                     (478,431)
     Less: Treasury stock - 530,524 shares                             (712,775)
                                                                    -----------

          Total Shareholders' Equity                                  3,264,184
                                                                    -----------

          Total Liabilities and Shareholders' Equity                $ 5,670,004
                                                                    ===========



                            See accompanying notes.

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                            AUGUST 31, 2002 AND 2001
                                  (UNAUDITED)

                                      For the Three          For the Six
                                       Months Ended          Months Ended
                                        August 31,             August 31,
                                    2002        2001        2002        2001
                                    ----        ----        ----        ----
REVENUES                         $2,716,019  $1,197,628  $4,756,167  $1,700,535

BROKERAGE AND REFERRAL FEES       1,435,211     602,657   2,413,625     888,682
                                 ----------  ----------  ----------  ----------

REVENUES, NET OF BROKERAGE FEES   1,280,808     594,971   2,342,542     811,853
                                 ----------  ----------  ----------  ----------

OPERATING AND ADMINISTRATIVE
  EXPENSES:
  General and administrative        858,529     671,027   1,533,711   1,266,577
  Accrued contingency costs          36,267     150,000      91,267     258,500
  Depreciation                       14,668      12,792      28,383      25,451
                                 ----------  ----------  ----------  ----------

                                    909,464     833,819   1,653,361   1,550,528
                                 ----------  ----------  ----------  ----------

INCOME (LOSS) FROM OPERATIONS       371,344    (238,848)    689,181    (738,675)
                                 ----------  ----------  ----------  ----------

OTHER  INCOME  (EXPENSES):
  Interest and other income          45,890      51,710      80,636      82,437
  Interest expense                  (15,578)    (14,797)    (27,297)    (29,715)
                                 ----------  ----------  ----------  ----------

                                     30,312      36,913      53,339      52,722
                                 ----------  ----------  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES   401,656    (201,935)    742,,520   (685,953)
                                 ----------  ----------  ----------  ----------

INCOME  TAXES
  Current  tax expense              145,000           0     275,000          0
                                 ----------  ----------  ----------  ----------

NET  INCOME  (LOSS)
                                 $  256,656  $ (201,935) $  467,520   $(685,953)
                                 ==========  ==========  ==========   =========

EARNINGS  (LOSS)  PER  SHARE
   BASIC                         $     0.03   $  ($0.02) $     0.05  $   ($0.08)
                                 ==========  ==========  ==========   =========

   DILUTED                       $     0.03   $  ($0.02) $     0.05  $   ($0.08)
                                 ==========  ==========  ==========   =========


                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2002
                                   (UNAUDITED)


                              Common Stock                                                       Treasury  Stock
                          ---------------------                                               ---------------------

                            Number     $0.010     Additional                                   Number                    Total
                              of         par        Paid-In     Accumulated       Note           of                   Shareholders'
                            Shares      Value       Capital       Deficit      Receivable      Shares        Amount      Equity
                          ----------   --------   -----------   ------------   ----------     ---------  ------------ -------------
Balance,
  February 28, 2001       10,000,000   $100,000   $ 6,359,371   $(5,645,309)    $(300,041)     1,410,151  $(308,986)  $   205,035

Treasury  stock  sold
  for  cash                        -          -     4,730,000             -             -     (1,017,778)         -     4,730,000

Treasury stock rescinded           -          -        (6,800)            -             -            906          -        (6,800)

Treasury stock sold for
  note  receivable                 -          -       155,000             -      (155,000)       (20,000)         -             -

Net loss for the six
  months  ended
  August  31,  2001                -          -             -      (685,953)            -              -          -      (685,953)
                          ----------   --------   -----------   -----------     ---------     --------    ---------    ----------

Balance,
  August  31,  2001        10,000,000  $100,000   $11,237,571   $(6,331,262)    $(455,041)       373,279  $(308,986)  $ 4,242,282
                          ===========  ========   ===========   ===========     =========     ==========  =========   ===========

Balance,
  February 28, 2002        10,000,000  $100,000   $11,254,600   $(6,878,060)    $(479,045)       370,324  $(337,775)  $ 3,659,720

Treasury  stock
  purchased                         -         -             -             -             -        160,200   (375,000)     (375,000)

Payments  on
  notes  receivable                 -         -             -             -           614              -          -           614

Dividends  declared                 -         -             -      (488,670)            -              -          -      (488,670)

Net income for the six
  months  ended
  August  31,  2002                 -         -             -       467,520             -              -          -       467,520
                          ----------   --------   -----------   -----------     ---------     --------    ---------    ----------

Balance,
  August  31,  2002        10,000,000  $100,000   $11,254,600   $(6,899,210)    $(478,431)       530,524  $(712,775)   $3,264,184
                          ===========  ========   ===========   ===========     =========     ==========  =========   ===========

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                  (UNAUDITED)

                                                         2002          2001
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                  $  467,520    $  (685,953)
  Adjustments  to  reconcile  net  income  to
    operating  activities  -
      Depreciation                                       28,383         25,451
      Settlement for stock                                    0              0
      Decrease (Increase) in accounts receivable        (31,341)       (15,541)
      Decrease (Increase) in prepaid expenses           100,636         (4,243)
      (Increase) Decrease in other assets               (16,392)        63,303
      Increase (Decrease) in accounts payable            70,507         10,988
      Increase (Decrease) in accrued liabilities        187,651        198,946
      Increase in income taxes payable                  275,000              -
      Increase (Decrease) in unearned revenue             7,400
                                                     ----------    -----------
      Net  cash  provided  by  (used  in)
        operating activities                          1,089,364       (407,049)
                                                     ----------    -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Advance on note receivable                             (8,875)             -
  Payment on notes receivable                             2,733              -
  Purchases of property and equipment                   (33,270)        (5,580)
                                                     ----------    -----------

      Net cash used in investing activities             (39,412)        (5,580)
                                                     ----------    -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Payments on notes payable                             (12,092)       (12,624)
  Treasury stock purchased                             (375,000)        (6,800)
  Proceeds from issuance of common stock                      -      4,730,000
  Dividends                                            (488,669)             -
                                                     ----------    -----------

      Net cash provided by (used in)
        financing activities                           (875,761)     4,710,576
                                                     ----------    -----------

NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH EQUIVALENTS                                      174,191      4,297,947

CASH  AND  CASH  EQUIVALENTS,
  BENINNING OF PERIOD                                 4,525,292        312,277
                                                     ----------    -----------

CASH  AND  CASH  EQUIVALENTS,
  END OF PERIOD                                      $4,699,483    $ 4,610,224
                                                     ==========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid, net of capitalized amounts          $   15,578    $    29,715
                                                     ==========    ===========

  Income taxes paid                                  $        -    $         -
                                                     ==========    ===========



                            See accompanying notes.

                          Life Partners Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                August 31, 2002
                                  (Unaudited)


Life Partners Holdings, Inc. (the Company) has prepared these consolidated condensed financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments that are, in the opinion of management necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-KSB.

(1)  DESCRIPTION  OF  BUSINESS

Life Partners Holdings, Inc. (the "Company" or "Life Partners") is the parent company of Life Partners, Inc. ("LPI") and Extended Life Services, Inc. ("ELSI"). LPI is the oldest and one of the largest viatical settlement companies in the United States. LPI was incorporated in Texas in 1991 to assist in facilitating the purchase of life insurance policies of terminally ill persons at a discount to the face value of the policies. To supplement LPI's viatical business, Life Partners acquired ELSI in January 2000 to engage in senior life settlement transactions. Senior life settlements involve the sale and transfer of life insurance policies covering the lives of older individuals who are not terminally ill.

(2)  CHANGE  IN  ACCOUNTING  PRINCIPLE

During the year ended February 28, 2002, the Company changed its method of reporting revenues to take into consideration certain nominal services performed by the Company subsequent to closing of the viatical settlement. These services, although not required in the policy funding agreements, entail monitoring the insureds' progress and notifying the holder of the policy when the insured dies. The Company has elected to change its policy funding agreement to specify that this service will be performed and to charge an up front fee for this service of $100 per policy. The fee will be deferred and amortized over the life expectancy of the insured. Prior to this change, all revenues were recognized on the closing date for the acquisitions of the policies by investors. Management has elected to record the cumulative effect of this change as if the Company had always charged for this service. The cumulative effect of this change in accounting method (assuming the Company had charged this fee from inception) resulted in a one-time charge of $143,750 (net of income tax effect of $0), which is reflected in the financial statements at February 28, 2002. Proforma numbers reflecting the effect of this change as if the Company had reported earnings in this manner were not included as the effects would have been immaterial to earnings during the years ended February 28, 2002 and 2001.

(3)  LONG-TERM  DEBT

As  of  August  31,  2002,  the  Company  had  the  following  long-term  debt:

                                 Current            Long  Term
                                 -------            ----------
          Building  Loan         $28,003            $565,051

          Equipment  Loans         1,475               2,290
                                 -------            --------

                                 $29,478            $567,341
                                 =======            ========

(4)  INCOME  TAXES

On September 20, 2001, LPI received a notice of deficiency from the Internal Revenue Service for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 plus penalties of $351,124 and an unspecified amount of interest. Management is vigorously defending the Company against this claim and has filed a suit in tax court denying this liability. The Company has been advised by its legal counsel that it may have some liability in connection with this claim by the Internal revenue Service, but counsel is unable to provide an estimate as to what this liability might be. Because the Company is unable to estimate its liability in connection with this claim, no liability related to this claim has been recorded in the Company's financial statements as of August 31, 2002.

As of February 28, 2002, the Company had a net operating loss carryforward of approximately $1 million. This loss carryforward has not been taken into consideration when computing the current year's income tax liability as the Company is unsure of the year's availability of this loss carryforward pending the results of the IRS litigation.

(5)  STOCK  TRANSACTIONS  AND  COMMON  STOCK  OPTIONS

As of August 31, 2002, the Company had outstanding warrants for 248,200 shares of the Company's Treasury Stock exercisable at $7.25 to $9.375 per share. These warrants will expire in three years commencing in 2003.

During the six months ended August 31, 2002, the Company purchased back 160,200 shares of its own common stock for a total consideration of $375,000.

(6)  EARNINGS  (LOSS)  PER  SHARE

                                         For  the  Three  Months  Ended  August  31,
                                           2002                              2001
                               ---------------------------------------------------------------
Basic:                          Income    Shares    Per Share    (Loss)     Shares   Per Share
  Income (loss) attributable
  to Common  Stock             $256,656  9,469,476    $0.03     $(88,848)  9,600,617  $(0.01)

Effective of dilutive
  securities:
  Stock  Options                      -        924        -            -           -       -
                               --------  ---------    -----     --------   ---------  ------

Dilutes:
  Income (loss) attributable
  to common stock, after
  assumed dilutions            $256,656  9,470,400    $0.02     $(88,848)  9,600,617  $(0.01)
                               ========  =========    =====     ========   =========  ======

                                          For  the  Six  Months  Ended  August  31,
                                           2002                              2001
                               ---------------------------------------------------------------
Basic:                          Income    Shares    Per Share    (Loss)     Shares   Per Share
  Income (loss) attributable
  to Common  Stock             $467,520  9,469,476    $0.05     $(685,953) 9,600,617  $(0.08)

  Effective of dilutive
  securities:
 Stock  Options                       -        924        -             -          -       -
                               --------  ---------    -----     ---------   ---------  -----

Dilutes:
  Income (loss) attributable
  to common stock, after
  assumed dilutions            $467,520  9,470,400    $0.05     $(685,953) 9,600,617  $(0.08)
                               ========  =========    =====     ========   =========  ======


(7)  CONTINGENCIES

LPI was named as defendant in a suit claiming it violated the Texas Securities Act by not complying with the registration requirements of the Act in connection with viatical settlement contracts it has arranged. On July 31, 2001, the McLennan County District Court for the 19th Judicial District ruled that the Company's viatical settlement transactions were not securities under Texas law and that the Company is not required to register them as securities prior to sale. In making its ruling, the Court awarded summary judgment against the Plaintiff in this action dismissing the case entirely. Plaintiff has appealed this decision. Oral arguments were held on this appeal on September 18, 2002. LPI has not accrued any liability in connection with this suit as of August 31, 2002.

On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and restitution to the affected individuals. The Company has met with the plaintiff to discuss resolution of this matter, but the results of that meeting were not conclusive; however, further meetings to discuss a resolution have been scheduled and both parties remain amenable to such discussions. Management believes that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. The Company's primary legal counsel in this case has informed the Company that it does not anticipate the settlement costs in this case to exceed

$400,000. The Company accrued $450,000 for the settlement of this case in fiscal 2001.

The Company has been named as a defendant in a suit brought by two former employees who alleged that they were entitled to certain stock options representing a total of 30,000 shares of the Company's common stock. These stock options were allegedly issued to them by the Company's principal shareholder and were to have had an exercise price of $.01 per share. Plaintiffs allege that the Company was not willing to issue these options resulting in losses of approximately $357,000 in actual damages. Plaintiffs are also asking for exemplary damages. Management denies any liability in this suit and plans to pursue its defense vigorously. No liability has been accrued in connection with this suit as of August 31, 2002.

On September 20, 2001, the Company received notice from the Internal Revenue Service of a proposed tax adjustment to LPI's taxable income for the years ended September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,755,624 plus proposed penalties totaling $351,124. LPI would also be liable for interest due on any portion of this assessment that is upheld. LPI has filed a tax court petition in response to this proposed assessment. The Company's legal counsel in this matter is not able to make an estimate as to the amount of LPI's liability in this matter. Management believes that it has substantial support for its position and that the ultimate liability will be substantially less than the proposed assessment. Because the Company has not been able to quantify its liability with regard to this proposed assessment, no loss accrual was recorded on the financial statements as of August 31, 2002.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

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

     The following discussion is intended to assist in understanding of the Company's financial position as of August 31, 2002, and its results of operations for the three-month and six-month periods ended August 31, 2002 and 2001. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Life Partners Holdings, Inc.'s annual report on Form 10-KSB for the year ended February 28, 2002.

The  Company

     General. Life Partners Holdings, Inc. ("We", the "Company" or "Life Partners") is the parent company of Life Partners, Inc. ("LPI") and Extended Life Services, Inc. ("ELSI"). LPI is the oldest and one of the largest viatical settlement companies in the United States. To supplement LPI's viatical business, we acquired ELSI in January 2000 to engage in senior life settlement transactions, an emerging market similar to our viatical settlement business.

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

     The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended August 31, 2002 and 2001:

                      Period Ended August 31, 2001  Period Ended August 31, 2002
                       Three Months     Six Months   Three Months    Six Months
                       ------------     ----------   ------------    ----------
Number of settlements       40            71              89           154

Face value of policies
  (in '000's)           $4,161         $5,802         $15,297      $20,847

Average revenue
  per settlement        $29,941        $23,951        $30,517      $30,884

Net revenues derived
  (in  '000's)  (1)     $  595         $812           $1,281       $2,343
--------------------------------------------------------------------------------

     (1) The revenues derived are exclusive of referring brokerage and referral fees.

     Our Senior Life Settlement Business. As a supplement to our viatical settlement business, we remain committed to the development of the newly emerging senior life settlement business. A senior life settlement differs from a viatical settlement in that the insured in a life settlement is not terminally ill, is 65 years of age or older, with a life expectancy of ten years or less. Senior life settlements appeal to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. The settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed. The market for senior life settlements is new and undeveloped and its extent unknown. Although we remain committed to this market, we have not realized appreciable revenues from senior life settlements.

Comparison  Of  The  Three  Months  Ended  August  31,  2002  And  2001

     The Company reported net income of $256,656 for the three months ended August 31, 2002, as compared to net loss of $(51,935) for the three months ended August 31, 2001. This increase in net income is attributable primarily to the following factors: (1) a 2% increase in the average revenues per settlement and
(2) an 112% increase in the number of cases, offset in part by (3) a 138% increase in brokerage and referral fees and (4) an income tax accrual of $145,000 in the second quarter of 2002.

     Revenues - Revenues increased by $1,518,391 or 127% from $1,197,628 in 2001 to $2,716,019 in 2002. This increase was due primarily to a 2% increase in the average revenue per viatical settlement from $29,941 in 2001 to $30,600 in 2002 and a 112% increase in the number of viatical settlements.

The increase in the number of viatical settlements was due to increased demand for viatical settlements from investors. We believe the increasing demand results from investor trends toward diversifying their portfolios and avoid economically sensitive investments. As the oldest and largest provider of viatical settlements, we are a primary beneficiary of these trends. The increase in the most recent quarter was primarily the result of increased domestic demand and not overseas demand. We think domestic demand will continue to grow, especially with the economic uncertainties and the stock market volatility. During the past three years, we have cultivated relations overseas, especially in the Pacific Rim. We realized our first Pacific Rim sales during the last quarter. Based on sales projected by our Pacific Rim licensees, revenues from Pacific Rim sales of viaticals and senior life settlements are expected to increase substantially.

Brokerage and Referral Fees - Brokerage and referral fees increased 138% or $832,554 from $602,657 in 2001 to $1,435,211 in 2002. This increase is due primarily to a 127% increase in revenues. Brokerage and referral fees generally increase or decrease with revenues and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual viators whom they represent. In some instances, several brokers may compete for representation of the same viator, which will result in lower broker fees. No broker fees are paid when a viator is not represented by a broker and presents a policy to us directly. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, individual agreements between clients and their referring financial planners. No referral fees are paid when clients approach us directly.

     Expenses - Operating and Administrative expenses increased by 9% or $75,645 from $833,819 in 2001 to $909,464 in 2002. The increase in operating and administrative expenses is due primarily to (1) a write off of a prepaid expense of $100,000, (2) increases in employee salaries and benefits, including higher health insurance cost, and (3) increase advertising offset in part by a reduction of $113,733 in accrued contingency costs. Accrued contingency costs have decreased reflecting the benefits of improved policy analysis standards. There were no material changes in depreciation expense, interest and other income or interest expense.

     Income Taxes - Income tax expense increased by $145,000 from $0 in 2001 to $145,000 in 2002. The income tax accrual is due to the net income recognized during the current and preceding quarters.

Comparison  Of  The  Six  Months  Ended  August  31,  2002  And  2001

     The Company reported net income of $467,520 for the six months ended August 31, 2002, as compared to net loss of $(685,953) for the six months ended August 31, 2001. This increase in net income is attributable primarily to the following factors: (1) a 29% increase in the average revenues per settlement and (2) an 117% increase in the number of cases, offset in part by (3) a 172% increase in brokerage and referral fees and (4) an income tax accrual of $275,000.

     Revenues - Revenues increased by $3,055,632 or 180% from $1,700,535 in 2001 to $4,756,167 in 2002. This increase was due primarily to a 29% increase in the average revenue per viatical settlement from $23,951 in 2001 to $30,932 in 2002 and a 117% increase in the number of viatical settlements. As indicated above, we believe the increases in the number of settlements and their size results primarily from greater demand and, to a lesser extent, from fewer competitors. We believe the surge in demand is a direct result of declines in the stock market and an investment trend away from economically sensitive investments.

Brokerage and Referral Fees - Brokerage and referral fees increased 172% or $1,524,943 from $888,682 in 2001 to $2,413,625 in 2002. This increase is due primarily to a 180% increase in revenues.

     Expenses - Operating and administrative expenses increased by 7% or $102,833 from $1,550,528 in 2001 to $1,653,361 in 2002. The increase results for a $267,134 increase in general and administrative costs, which were partially offset by a decrease of $167,233 in accrued contingency costs. The increase in general and administrative expenses is due primarily to (1) a write off of a prepaid expense of $100,000, (2) higher employee salaries and benefits, including higher health insurance costs, and (3) increased advertising costs. Accrued contingency costs have decreased reflecting the benefits of improved policy analysis standards. There were no material changes in depreciation expense, interest and other income or interest expense.

     Income Taxes - Income tax expense increased by $275,000 from $0 in 2001 to $275,000 in 2002. The income tax accrual is due to the net income recognized during the period.

Liquidity  And  Capital  Resources

Operating Activities - Net cash flows provided by operating activities for the six months ended August 31, 2002 was $802,761 compared with net cash flows provided by operating activities of ($407,409) for the six months ended August 31, 2001. This increase in cash flows from operating activities was attributable primarily to net income of $467,520, and an increase in income taxes payable of $275,000. The Company used $375,000 in the repurchase of 160,200 shares of its common stock during the six months ended August 31, 2002. The board previously authorized the repurchase of up to 250,000 shares, and management anticipates that it may purchase up to the authorized amount.

     The Company's strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. While we had anticipated increases in viatical sales, the size of the increase - based primarily on domestic demand - was surprising. We think that domestic demand for viaticals will continue to grow, especially as the prospects for economic conditions remain uncertain. We also expect that Pacific Rim demand for viatical and senior life settlements will increase substantially. As a result, we are focusing on this growing demand and will continue to pursue development of a purchasing platform for our senior life settlements.


Capital  Requirements  And  Resources

At August 31, 2002, the Company had working capital of $2,960,789. We believe future viatical settlement operations will generate sufficient profits and cash flows to meet the Company's anticipated working capital needs for this business segment. We believe that senior life settlements will be marketed in a manner similar to viatical settlements as well as through pooled securitization arrangements. We intend to pursue both methods as the senior life settlement market develops.

ITEM  3.     CONTROLS  AND  PROCEDURES

     Evaluation  of  disclosure  controls  and  procedures.  As  of  a date (the
"Evaluation Date") within 90 days before the filing date of this quarterly report, our CEO and CFO evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)). They concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     Changes in internal controls. After the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

ITEM  1.     LEGAL PROCEEDINGS

     We are subject to legal proceedings in the ordinary course of business. There have been no material developments in those proceedings we have previously reported. We believe no other proceedings, either individually or collectively, are material to our business operations, financial condition, or results of operations.

ITEM  2.     CHANGES  IN  SECURITIES

     During the quarter ended August 31, 2002, we made open market purchases of 144,200 shares for $359,120.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On July 30, 2002, we held our Annual Meeting of Shareholders. The matters voted upon and the voting results are summarized below.

                                                     Abstain/
     Nominees                  For        Against    Withheld     Unvoted
     --------                ---          -------     ---------   -------
1.  Election of Directors

    Brian  D.  Pardo           8,782,792   129,915   10,000         850,678

    R.  Scott  Peden           8,791,760   120,947   10,000         850,678

    Dwight  L.  Pierce         8,912,707         -   10,000         850,678

    Tad  Ballantyne            8,911,707     1,000   10,000         850,678

    Jacquelyn  Davis           8,782,803   129,904   10,000         850,678


2.  Approving the Company's
    reincorporation from
    Massachusetts to Texas     7,192,230    10,535      300       2,570,320

3.  Ratifying the selection
    of Gray & Northcutt, Inc.
    as independent auditors    8,903,801    15,606      200         853,778

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

             99.1     Section  906  Certification

     (b) The Company filed the following Form 8-K during the quarter ended August 31, 2002:

               A  Form  8-K  dated  May  22, 2002 announcing that we would pay a
               quarterly  dividend  of   2  cents  ($.025)  per  share  for  the
               first  fiscal  quarter  of  2002.


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Life  Partners  Holdings,  Inc.

Oct.  10,  2002                    By:/s/  Brian  D.  Pardo
                                      ------------------------------------------
                                      Brian D. Pardo
                                      President  and  Chief  Executive  Officer

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     I,  Brian  D.  Pardo,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Life Partners Holdings, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our   conclusions  about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October  11,  2002
                                 /s/  Brian  D.  Pardo
                                 Brian  D.  Pardo
                                 Chairman of the Board and Chief Executive
                                 Officer

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     I,  Nina  Piper,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Life Partners Holdings, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our   conclusions  about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October  11,  2002

                                     /s/  Nina  Piper
                                     Nina  Piper
                                     Chief  Financial  Officer

                                                                    Exhibit 99.1

                    CERTIFICATION PURSUANT TO 18 U.S.C. 1350

         (As adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002)

     For the Quarterly Report of Life Partners Holdings, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2002 (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify that:

     (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.


Dated:  October  11,  2002


                                     /s/  Brian  D.  Pardo
                                    Chief Executive Officer



                                     /s/  Nina  Piper
                                    Chief Financial Officer