Form 10QSB
period 2002-11-30
LIFE PARTNERS HOLDINGS INC
filed 2003-01-14
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

 X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                For the quarterly period ended: November 30, 2002

                                       or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares  of  Common  Stock,  $.01 par value, outstanding as of November 30, 2002:
9,477,676

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                          LIFE PARTNERS HOLDINGS, INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

     Item  1.  Financial  Statements                                          3

          Consolidated  Balance  Sheet  -  November  30,  2002              4-5
          Consolidated  Statements  of  Operations  -
            For the Three and Nine Months Ended
            November  30,  2002  and  2001                                    6
          Consolidated  Statements  of  Shareholders'
            Equity  - For the Nine Months Ended
            November  30,  2002  and  2001                                    7
          Consolidated  Statements  of  Cash  Flows  -
            For  the  Nine  Months  Ended
            November  30,  2002  and  2001                                    8
          Notes  to  Consolidated  Financial  Statements                   9-12

     Item  2.  Management's  Discussion and Analysis or Plan
               of Operation                                               12-15

     Item  3.  Controls  and  Procedures                                     15

PART  II.  OTHER  INFORMATION

     Item  1.  Legal  Proceedings                                         15-16

     Item  2.  Changes  in  Securities                                       16

     Item  6.  Exhibits  and  Reports  on  Form  8-K                         16

     Signatures                                                              16

     Certifications                                                       17-19

                          LIFE PARTNERS HOLDINGS, INC.

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements  -  November  30,  2002  and  2001


Forming a part of Form 10-QSB Quarterly Report to the Securities and Exchange Commission


This quarterly report on Form 10-QSB should be read in conjunction with Life Partners Holdings, Inc.'s Annual Report on Form 10-KSB for the year ended February 28, 2002.

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2002
                                  (UNAUDITED)
                                  Page 1 of 2


                                     ASSETS

CURRENT  ASSETS:
  Cash                                                         $      5,012,155
  Accounts  receivable  -  employees  and  others                        64,543
  Notes  receivable                                                       2,423
  Prepaid  expenses                                                       3,396
                                                               ----------------

      Total  current  assets                                          5,082,517
                                                               ----------------

PROPERTY  AND  EQUIPMENT:
  Land  and  building                                                   853,123
  Machinery  and  equipment                                             187,278
  Transportation  equipment                                             189,726
                                                               ----------------

                                                                      1,230,127
  Accumulated  depreciation                                            (260,915)
                                                               ----------------

                                                                        969,212
                                                               ----------------

OTHER  ASSETS:
  Premium advances net of reserve for
    uncollectible of $496,735                                                 -
  Other                                                                  36,053
                                                               ----------------

      Total  Assets                                            $      6,087,782
                                                               ================



                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2002
                                  (UNAUDITED)
                                  Page 2 of 2


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Accounts  payable                                            $       211,132
  Accrued  dividends  payable                                          353,578
  Accrued  liabilities  -  contingencies  and other                  1,018,927
  Current  portion  of  long  term-debt                                 28,012
  Deferred  revenue                                                    154,500
  Income  taxes  payable                                               428,500
                                                               ---------------

      Total  current  liabilities                                    2,194,649

LONG-TERM  DEBT,  net  of current portion shown above                  562,529

SHAREHOLDERS'  EQUITY:
  Common  stock, $0.01 par value 10,000,000 shares                     100,000
    authorized;  10,000,000  shares  issued
  Additional  paid-in  capital                                      11,254,600
  Accumulated  deficit                                              (6,575,067)
  Less:  Notes  receivable issued for common stock                    (478,431)
  Less:  Treasury  stock  -  522,324  shares                          (970,498)
                                                               ----------------

      Total  shareholders'  equity                                   3,330,604
                                                               ----------------

      Total  Liabilities  and  Shareholders' Equity             $    6,087,782
                                                                ==============



                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

                                     FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                             NOVEMBER 30,              NOVEMBER 30,
                                     --------------------------  -------------------------
                                          2002         2001         2002         2001
                                          ----         ----         ----         ----
REVENUES                               $ 3,779,729  $ 1,231,197  $ 8,535,896  $ 2,931,732

BROKERAGE  FEES                          1,829,404      578,097    4,243,029    1,466,779
                                       --------------------------------------------------

REVENUES,  NET  OF  BROKERAGE  FEES      1,950,325      653,100    4,292,867    1,464,953
                                       --------------------------------------------------

OPERATING AND ADMINISTRATIVE EXPENSES:
     General  and  administrative          904,111      556,008    2,437,822    1,822,585
     Accrued  contingency  costs           105,000       93,619      196,267      352,119
     Depreciation                           17,321       13,316       45,704       38,767
                                       --------------------------------------------------

                                         1,026,432      662,943    2,679,793    2,213,471
                                       --------------------------------------------------

INCOME (LOSS) FROM OPERATIONS              923,893       (9,843)   1,613,074     (748,518)
                                       --------------------------------------------------

OTHER  INCOME  (EXPENSES):
     Interest  and  other income            59,635       82,207      140,270      164,644
     Interest  expense                     (14,255)     (14,487)     (41,551)     (44,202)
                                       --------------------------------------------------

                                            45,380       67,720       98,719      120,442
                                       --------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES          969,273       57,877    1,711,793     (628,076)

INCOME  TAXES:
     Current  tax  expense                 303,500            -      578,500            -
                                       --------------------------------------------------

INCOME (L0SS) BEFORE CUMULATIVE
  EFFECT FOR CHANGE IN ACCOUNTING
  PRINCIPLE                                665,773       57,877    1,133,293     (628,076)

CUMULATIVE  EFFECT  OF  CHANGE  ON
  YEARS  PRIOR  TO  2001                         -     (143,500)           -     (143,500)
                                       --------------------------------------------------

NET  INCOME  (LOSS)                    $   665,773  $   (85,623) $ 1,133,293  $  (771,576)
                                       ==================================================

PER  SHARE  EARNINGS  OF
  (LOSS  PER  SHARE)                   $      0.07  $     (0.01) $      0.12  $     (0.08)
                                       ==================================================

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING        9,477,676    9,626,721    9,477,676    9,278,744
                                       ==================================================



                                    See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                  (UNAUDITED)


                              Common Stock                                                       Treasury  Stock
                           --------------------                                               ---------------------
                            Number     $0.010     Additional                                   Number                    Total
                              of         par        Paid-In     Accumulated       Note           of                   Shareholders'
                            Shares      Value       Capital       Deficit      Receivable      Shares        Amount      Equity
                          ----------   --------   -----------   ------------   ----------     ---------  ------------ -------------
Balance,
  February 28, 2001       10,000,000   $100,000   $ 6,359,371   $(5,645,309)    $(300,041)    1,410,151   $(308,986)  $  205,035

Treasury  stock  sold
  for  cash                        -          -     4,740,233             -             -    (1,017,778)          -    4,740,233

Treasury stock rescinded           -          -        (6,800)            -             -           906           -       (6,800)

Treasury  stock  sold
  for note receivable              -          -       155,000             -      (155,000)      (20,000)          -            -

Net loss for the three
  months  ended
  November 30, 2001                -          -             -      (771,576)            -             -           -     (771,576)
                          ------------------------------------------------------------------------------------------------------

Balance,
  November 30, 2001       10,000,000    $100,000  $11,247,804   $(6,416,885)    $(455,041)      373,279   $(308,986)  $4,166,892
                          ======================================================================================================

Balance,
  February 28, 2002       10,000,000    $100,000  $11,254,600   $(6,878,060)    $(479,045)      370,324   $(337,775)  $3,659,720

Treasury  stock
  purchased                        -           -            -             -             -       152,000    (632,723)    (632,723)

Payments  on
  notes receivable                 -           -            -             -           614             -           -          614

Dividends declared                 -           -            -      (830,300)            -             -           -     (830,300)

Net income for the nine
  months ended
  November 30, 2002                -           -            -     1,133,293             -             -           -    1,133,293
                          ------------------------------------------------------------------------------------------------------

Balance,
  November 30, 2002       10,000,000    $100,000  $11,254,600   $(6,575,067)    $(478,431)      522,324   $(970,498)  $3,330,604
                          ======================================================================================================



                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

                                                          2002          2001
                                                     ------------   ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                  $  1,133,293   $  (771,576)
  Adjustments  to  reconcile  net  income  to
    operating  activities  -
      Depreciation                                         45,704        38,767
      Decrease (increase) in accounts receivable          (41,776)        1,011
      Decrease (increase) in prepaid expenses             127,203      (154,113)
      Decrease in advances on premiums                          -        63,198
      (Increase) decrease in other assets                 (26,795)          157
      Increase (decrease) in accounts payable              86,812        (2,859)
      Increase in accrued liabilities                     372,782       272,221
      Increase in income taxes payable                    428,500             -
      Increase in unearned revenue                         10,100       143,500
                                                     ------------   -----------

    Net  cash  provided  by  (used  in)
      operating activities                              2,135,823      (409,694)
                                                     ------------   -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Payment on note receivable                                4,727             -
  Purchases of property and equipment                    (172,294)      (21,176)
                                                     ------------   -----------

    Net cash used in investing activities                (167,567)      (21,176)
                                                     ------------   -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds from notes payable                                   -         4,702
  Payments on note payable                                (18,370)      (18,225)
  Treasury stock purchased                               (632,723)            -
  Proceeds from issuance of common stock                        -     4,733,433
  Dividends                                              (830,300)            -
                                                     ------------   -----------

    Net cash provided by financing activities          (1,481,393)    4,719,910
                                                     ------------   -----------

NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH EQUIVALENTS                                        486,863     4,289,040

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING OF PERIOD                                   4,525,292       312,277
                                                     ------------   -----------

CASH  AND  CASH  EQUIVALENTS,
  END OF PERIOD                                      $  5,012,155   $ 4,601,317
                                                     ============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid, net of capitalized amounts          $     41,551   $    44,202
                                                     ============   ===========

  Income taxes paid                                  $    150,000   $         -
                                                     ============   ===========


                            See accompanying notes.

                          Life Partners Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                November 30, 2002
                                  (Unaudited)


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

(2)  CHANGE  IN  ACCOUNTING  PRINCIPLE

During the year ended February 28, 2002, the Company changed its method of reporting revenues to take into consideration certain nominal services performed by the Company subsequent to closing of the viatical settlement. These services, although not required in the policy funding agreements, entail monitoring the insureds' progress and notifying the holder of the policy when the insured dies. The Company has elected to change its policy funding agreement to specify that this service will be performed and to charge an up front fee for this service of $100 per policy. The fee will be deferred and amortized over the life expectancy of the insured. Prior to this change, all revenues were recognized on the closing date for the acquisitions of the policies by investors. Management has elected to record the cumulative effect of this change as if the Company had always charged for this service. The cumulative effect of this change in accounting method (assuming the Company had charged this fee from inception) resulted in a one-time charge of $143,750, which was reflected in the financial statements at February 28, 2002. Proforma numbers reflecting the effect of this change as if the Company had reported earnings in this manner were not included as the effects would have been immaterial to earnings during the years ended February 28, 2002 and 2001.

(3)  LONG-TERM  DEBT

As  of  November  30,  2002,  the  Company  had  the  following  long-term debt:

                                          Current        Long  Term
                                         ---------     --------------
          Building  Loan                  $26,457          $560,654

          Equipment  Loans                  1,555             1,875
                                          -------          --------

                                          $28,012          $562,529
                                          =======          ========

(4)  INCOME  TAXES

On September 20, 2001, LPI received a notice of deficiency from the Internal Revenue Service for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 plus penalties of $351,124 and an unspecified amount of interest. Management has filed a suit in tax court denying this liability and has been in active negotiations with the IRS in an effort to resolve this case. Legal counsel has advised the Company that a settlement may be near, but is unable to indicate a probable settlement amount. The Company believes a settlement, if achieved, will be substantially less than the amount set forth in the IRS notice of deficiency. Because the Company is unable to estimate its liability in connection with this claim, no liability related to this claim has been recorded in the Company's financial statements as of November 30,2002.

As of February 28, 2002, the Company had a net operating loss carryforward of approximately $1 million. This loss carryforward has not been taken into consideration when computing the current year's income tax liability as the Company is unsure of the availability of this loss carryforward pending the results of the IRS litigation.

(5)  STOCK  TRANSACTIONS  AND  COMMON  STOCK  OPTIONS

As of November 30, 2002, the Company had outstanding warrants for 248,200 shares of the Company's treasury stock exercisable at $7.25 to $9.375 per share.

On February 11, 2002, the Company declared a $0.025 per common share dividend. The dividend was paid on February 28, 2002.

On May 12, 2002, the Company declared a $0.025 per common share dividend. The dividend was paid on May 31, 2002.

On August 31, 2002, the Company declared a $0.025 per common share dividend. The dividend was paid on August 31, 2002.

On November 30, 2002, the Company declared a $0.035 per common share dividend. The dividend was paid on December 15, 2002.

(6)  EARNINGS  (LOSS)  PER  SHARE

For  the  Three  Months  Ended  November  30,  2002

                                   2002                        2001
                                             Per                           Per
Basic:                 Income     Shares    Share   (Loss)     Shares     Share
   Income (loss)
   attributable to
   Common Stock       $665,773  9,477,676   $0.07  $(85,623)  9,626,721   $(0.01)

Effective of
  dilutive
  securities:
    Stock Options            -          -       -         -           -        -
                      --------  ---------   -----  --------   ---------   ------

Diluted:
  Income (loss)
  attributable to
  common stock,
  after assumed
  dilutions           $665,773  9,477,676   $0.07  $(85,623)  9,626,721   $(0.01)
                      ========  =========   =====  ========   =========   ======

(7)  CONTINGENCIES

LPI was named as defendant in a suit claiming it violated the Texas Securities Act by not complying with the registration requirements of the Act in connection with viatical settlement contracts it has arranged. On July 31, 2001, the McLennan County District Court for the 19th Judicial District ruled that the Company's viatical settlement transactions were not securities under Texas law and that the Company is not required to register them as securities prior to sale. In making its ruling, the Court awarded summary judgment against the Plaintiff in this action dismissing the case entirely. Plaintiff has appealed this decision. LPI has not accrued any liability in connection with this suit as of November 30, 2002.

On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and restitution to the affected individuals. The Company has met with the plaintiff to discuss resolution of this matter, but the results of that meeting were not conclusive. Management believes that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. The Company's primary legal counsel in this case has informed the Company that they do not anticipate the settlement costs in this case to exceed $400,000. As of November 30, 2002, the Company had accrued $425,000 for the settlement of this case.

The Company has been named as a defendant in a suit brought by two former employees who alleged that they were entitled to certain stock options representing 30,000 shares of the Company's common stock. The suit was settled in January 2003 with no material financial impact.

As of November 30, 2002, the Company had accrued $897,039 underwriting losses related to policies for which it had arranged the settlements with investors and on which the insurance company denied or short paid the claim upon the death of the insured.

The Company also has pending IRS tax claims for the years ended September 30, 1993, 1994 and 1995. The status of these claims is discussed in footnote 4.


Item 2. Management's Discussion and Analysis of Financial Position or Plan of Operation

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

     The following discussion is intended to assist in understanding of the Company's financial position as of November 30, 2002, and its results of operations for the three and nine month periods ended November 30, 2002 and 2001. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Life Partners Holdings, Inc.'s annual report on Form 10-KSB for the year ended February 28, 2002.

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

     The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended November 30, 2002 and 2001:

                              Period  Ended        Period  Ended
                              -------------        -------------
                              Nov. 30, 2001        Nov. 30, 2002
                              -------------        -------------
                             Three      Nine       Three      Nine
                             -----      ----       -----      ----
                             Months    Months      Months    Months
                             ------    ------      ------    ------
Number of settlements            36       107          96       250

Face value of policies
  (in '000's)                $2,041    $7,843     $11,801   $32,647

Average revenue
  per settlement            $34,200   $27,399     $39,372   $34,144

Total revenues
  (in '000's)                $1,231    $2,932      $3,780    $8,536

Net revenues derived
  (in '000's) (1)              $653    $1,465      $1,950    $4,293

  (1) The net revenues derived are exclusive of referring brokerage and referral fees.

     Our Senior Life Settlement Business. As a supplement to our viatical settlement business, we remain committed to the development of a senior life settlement business. A senior life settlement differs from a viatical settlement in that the insured in a life settlement is not terminally ill, is 65 years of age or older, with a life expectancy of ten years or less. Senior life settlements appeal to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. The settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed. The market for senior life settlements is new and undeveloped and its extent unknown. Since 2000, we have pursued institutional arrangements for the purchase of senior life settlements, possibly using a securitization structure in which the settlements would be pooled and interests in the pool sold to the institutional markets. Although we remain committed to this market, we have not taken a securitization structure to the investment market or otherwise realized appreciable revenues from senior life settlements.

Comparison  of  the  Three  Months  Ended  November  30,  2002  and  2001

     The Company reported net income of $665,773 for the three months ended November 30, 2002, as compared to net loss of $(85,623) for the three months ended November 30, 2001. This increase in net income is attributable primarily to the following factors: (1) a 15% increase in the average revenues per settlement and (2) an 167% increase in the number of cases, offset in part by
(3) a 216% increase in brokerage and referral fees and (4) an income tax accrual of $303,500 in the second quarter of 2002.

     Revenues - Revenues increased by $2,548,532 or 207% from $1,231,197 in 2001 to $3,779,729 in 2002. This increase was due primarily to a 15% increase in the average revenue per viatical settlement from $34,200 in 2001 to $39,372 in 2002 and a 167% increase in the number of viatical settlements. The increase in the number of viatical settlements was due to increased demand for viatical settlements from investors. We believe the increasing demand results from investor trends toward diversifying their portfolios and avoiding economically sensitive investments. More people are considering viatical settlements as an alternative investment. As the oldest and largest provider of viatical settlements, we are a primary beneficiary of these trends. The increase in the most recent quarter resulted primarily from increased domestic demand and, to a lesser extent, international demand. During the past quarter, domestic sales comprised 60.2% of total revenues versus international sales at 39.8%. We think domestic demand will continue to grow, especially with the economic uncertainties and stock market volatility. International demand is also affected by economic uncertainties and stock market volatility. The bulk of our international sales are from Hong Kong, Taiwan, Singapore, Australia and, to a lesser extent, Central and South America. Economic uncertainties and stock market volatility are significant influences in these international markets as well. During the past three years, we have cultivated international relations, especially in the Pacific Rim. We also expect increasing international demand for our services, but cannot accurately gauge the timing or extent.

     Brokerage and Referral Fees - Brokerage and referral fees increased 216% or $1,251,307 from $578,097 in 2001 to $1,829,404 in 2002. This increase is due primarily to a 207% increase in revenues. Brokerage and referral fees generally increase or decrease with revenues and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual viators whom they represent. In some instances, several brokers may compete for representation of the same viator, which will result in lower broker fees. No broker fees are paid when a viator is not represented by a broker and presents a policy to us directly. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, individual agreements between clients and their referring financial planners. No referral fees are paid when clients approach us directly.

     Expenses - General and administrative expenses increased by 63% or $348,103 from $556,008 in 2001 to $904,111 in 2002. The increase in general operating and administrative expenses is due primarily to increases in employee compensation and benefits and international marketing costs, and an increase in accrued contingency costs of $11,381. The increase in accrued contingency costs was generally unrelated to our operations. There were no material changes in depreciation expense, interest and other income or interest expense.

     Income Taxes - Income tax expense increased by $303,500 from $0 in 2001 to $303,500 in 2002. The income tax accrual is due to the net income recognized during the current and preceding quarters.

Comparison  Of  The  Nine  Months  Ended  November  30,  2002  And  2001

     The Company reported net income of $1,133,293 for the nine months ended November 30, 2002, as compared to net loss of $(771,576) for the nine months ended November 30, 2001. This increase in net income is attributable primarily to the following factors: (1) a 25% increase in the average revenues per settlement and (2) an 134% increase in the number of cases, offset in part by
(3) a 189% increase in brokerage and referral fees and (4) an income tax accrual of $578,500.

     Revenues - Revenues increased by $5,604,164 or 191% from $2,931,732 in 2001 to $8,535,896 in 2002. This increase was due primarily to a 25% increase in the average revenue per viatical settlement from $27,399 in 2001 to $34,144 in 2002 and a 134% increase in the number of viatical settlements. As indicated above, we believe the increases in the number of settlements and their size results primarily from greater demand and, to a lesser extent, from fewer competitors. We believe the surge in demand is a direct result of declines in the stock market and an investment trend away from economically sensitive investments.

     Brokerage and Referral Fees - Brokerage and referral fees increased 189% or $2,776,250 from $1,466,779 in 2001 to $4,243,029 in 2002. This increase is due primarily  to  a  191%  increase  in  revenues.

     Expenses - General and administrative expenses increased by 34% or $615,237 from $1,822,585 in 2001 to $2,437,822 in 2002. The increase in general and administrative expenses is due primarily to higher employee compensation and benefits, including higher health insurance costs. There were no material changes in depreciation expense, interest and other income or interest expense.

     Income Taxes - Income tax expense increased by $578,500 from $0 in 2001 to $578,500 in 2002. The income tax accrual is due to the net income recognized during the period.

Liquidity  And  Capital  Resources

     Operating Activities - Net cash flows provided by operating activities for the nine months ended November 30, 2002 were $2,135,823 compared with net cash flows provided by operating activities of ($409,694) for the nine months ended November 30, 2001. This increase in cash flows from operating activities was attributable primarily to net income of $1,133,293 and augmented by an addition to income taxes payable of $428,500 and utilization of $125,000 of prepaid expense.

     The Company's strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses relative to revenues. While we had anticipated increases in viatical sales, the size of the increase - based primarily on domestic demand
- was surprising. We believe that domestic demand for viatical settlements will continue to grow while the prospects for economic conditions remain uncertain. International sales constituted 39.8% of our revenues during the last quarter, and we expect that international demand for viatical settlements will also increase. As a result, our primary focus is on the demand for viatical settlements in both the domestic and international markets. We persist in our belief that a market will develop for senior life settlements and are continuing to pursue development of a securitized purchasing platform for our senior life settlements. We cannot predict when or if a senior life market may develop.

Capital  Requirements  and  Resources

     At November 30, 2002, the Company had working capital of $2,887,868. We believe future viatical settlement operations will generate sufficient profits and cash flows to meet the Company's anticipated working capital needs.

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

     We have previously reported the receipt of a notice of deficiency from the Internal Revenue Service for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 plus penalties of $351,124 and an unspecified amount of interest. We have contested this liability in tax court and have pursued a settlement the IRS. Legal counsel has advised the Company that a settlement may be near, but is unable to indicate a probable settlement amount. The Company believes a settlement, if achieved, will be substantially less than the amount set forth in the IRS notice of deficiency.

     In January 2003, we settled a claim by two former employees who alleged that they were entitled to certain stock options representing a total of 30,000 shares of stock. The suit was settled with no material financial impact.

Item  2.  Changes  in  Securities

     During the quarter ended November 30, 2002, we made open market purchases of 116,800 shares for $257,723.

Item  6.  Exhibits  and  Reports  on  Form  8-K

          (a)  Exhibits
               99.1     Section  906  Certification

          (b) We filed the following Form 8-K's during the quarter ended November 30, 2002:

               (i) A Form 8-K dated September 13, 2002 attaching press releases regarding repurchases of our stock and announcing our revenues for the six months ended August 31, 2002.

               (ii) A Form 8-K dated October 16, 2002 attaching a press release announcing our financial results for the second fiscal quarter ended August 31, 2002.

               (iii) A Form 8-K dated November 5, 2002 announcing continued authorization of our stock repurchase program.

               (iv) A Form 8-K dated November 22, 2002 announcing that we would pay a quarterly dividend of 2 cents ($.025) per share for the third fiscal quarter of 2002.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January  13,  2002





                                       Life  Partners  Holdings,  Inc.
                                       By:/s/  Brian  D.  Pardo
                                       -----------------------------------------
                                       Brian  D.  Pardo
                                       President  and  Chief  Executive  Officer

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

Date:  January  13,  2003


                               /s/ Brian D.  Pardo
                               -------------------------------------------------
                               Brian D.  Pardo
                               Chairman of the Board and Chief Executive Officer

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

Date:  January  13,  2003


                                             /s/ Nina Piper
                                             -----------------------------------
                                             Nina Piper
                                             Chief Financial Officer

                                                                    Exhibit 99.1

                    CERTIFICATION PURSUANT TO 18 U.S.C. 1350
         (As adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002)

For the Quarterly Report of Life Partners Holdings, Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2002 (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify that:

(i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.



Dated:  January  13,  2003

                                 /s/  Brian  D.  Pardo
                                 Chief  Executive  Officer


                                 /s/  Nina  Piper
                                 Chief  Financial  Officer