Form 10KSB
period 2003-02-28
LIFE PARTNERS HOLDINGS INC
filed 2003-05-29
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

  X Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

                  For the fiscal year ended: February 28, 2003
                                       or
      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                         Commission File Number: 0-7900

                          LIFE PARTNERS HOLDINGS, INC.
                 (Name of small business issuer in its charter)

          Texas                                                74-2962475
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  of  issuer  for  year  ended  February  28,  2003:  $12,178,433

Aggregate market value of voting stock held by non-affiliates as of May 23, 2003: $ 13,468,372

Shares  of  Common  Stock,  $.01  par  value,  outstanding  as  of May 23, 2003:
9,484,785

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                          LIFE PARTNERS HOLDINGS, INC.

                         2003 Form 10-KSB Annual Report
                                Table of Contents

Item                                                                   Page  No.
                                     Part I

       Special  Note  Regarding  Forward-Looking  Statements                 3

1.     Description  of  Business                                             3

2.     Description  of  Property                                            17

3.     Legal  Proceedings                                                   17

4.     Submission  of  Matters  to  a  Vote  of  Security  Holders          18


                                    Part II

5.     Market for Our Common Stock  and  Related  Shareholder  Matters      18

6.     Management's  Discussion  and  Analysis                              20

7.     Financial  Statements                                                23

8.     Changes  in  and  Disagreements  with  Accountants  on
       Accounting  and  Financial  Disclosures                              23


                                    Part III

9.     Directors, Executive Officers, Promoters and Control Persons;
       Compliance  with  Section  16(a)  of  the  Exchange  Act             23

10.    Executive  Compensation                                              24

11.    Security Ownership of Certain Beneficial Owners and Management
       and  Related  Shareholder  Matters                                   24

12.    Certain  Relationships  and  Related  Transactions                   24

13.    Exhibits  and  Reports  on  Form  8-K                                24

14.    Controls  and  Procedures                                            25

       Signatures                                                           26

                                     PART I

Special  Note  Regarding  Forward-Looking  Statements

     Certain statements in this annual report on Form 10-KSB concerning our business prospects or future financial performance; anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involved a number of risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-KSB, particularly in the sections entitled "Item 1 - Business - Risk Factors" and "Item 7 - Management's Discussion and Analysis". We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Item  1.  Description  of  Business

The  Company

     General. Life Partners Holdings, Inc. ("We", the "Company" or "Life Partners") is the parent company of Life Partners, Inc. ("LPI"). LPI is the oldest and one of the largest viatical settlement companies in the United States. To supplement LPI's viatical business, we have also undertaken development of the market for senior life settlement transactions, which we believe will emerge as a market surpassing the viatical market .

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

     As a leader in the viatical settlement industry for over a decade, we match viators with viatical settlement purchasers. We facilitate these transactions by identifying, examining and purchasing viatical settlements as agent for the purchasers. LPI locates potential viators through a network of viatical brokers and through referrals and Internet and print media advertising. Brokers are typically compensated based on a percentage of the face amount of a viator's policy, which is paid upon the closing of a settlement. We have long-term relationships with most of the country's viatical settlement brokers and believe that these brokers adhere to applicable regulatory requirements when conducting their business. In the fiscal year ended February 28, 2003, broker referrals accounted for 77% of our viatical settlement business. Policies presented by two brokers constituted 68% of all viatical settlements closed during the fiscal year.

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

     To purchase a viatical settlement, a prospective purchaser first submits a purchaser application, which contains name and address and affirmative representations establishing the purchaser as a sophisticated investor. A purchaser will also submit an agency agreement and special power of attorney, which appoints us as a limited agent of the purchaser to act on his or her behalf in purchasing a viatical settlement. Unless specifically waived by a purchaser, the agency agreement limits our authority to policies issued by an insurance carrier having an A.M. Best rating of A- or better, to policies beyond their contestable period (generally two years or older), and to insureds diagnosed as terminally ill and having a predicted life expectancy of 48 months or less. We issue each financial planner a user identification number and password which allows access to our restricted website containing lists of available policies and medical case histories (with the viator's name and other identifying information redacted). We also make available to each financial planner standard disclosures discussing the nature and risks of viatical settlement purchases. A purchaser can then, in consultation with his financial planner or other professionals available to them, select one or more policies, specify the portion of the policy or policies to be purchased (to diversify their positions, purchasers generally buy fractional interests in one or more policies and not an entire policy), and submit electronically or by fax a reservation form. At the same time, the purchaser mails or wires the acquisition price to the escrow agent and mails or faxes a policy funding agreement to us. The policy funding agreement identifies the policy or policies to be purchased, the acquisition price, the administrative services provided, and the escrow arrangements for receipt and disbursement of funds. In essence, we act upon the instructions of the purchasers as their purchasing agent.

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

     We pioneered the foregoing transaction design, which is used by most viatical settlement companies today. Since our formation, we have participated in the purchase of viatical settlements totaling over $388.5 million in face amount of policies.

     The following table shows the number of viatical settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for our fiscal years ended February 28, 2001, February 28, 2002 and February 28, 2003:

                                            2001        2002        2003
                                            ----        ----        ----
Number of viatical settlements                 125         172         326
Face value of policies (in '000's)          $9,264     $12,499     $43,629
Average revenue per settlement             $27,246     $26,497     $37,357
Net Revenues derived (in '000's)(1)         $1,807     $ 2,241      $6,066

-------------------
     (1) The revenues derived are exclusive of referring brokerage and referral fees.

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

     Despite these factors, we believe the viatical settlement market will continue to increase due to a number of contravening factors. First, we have noted a marked increase in investor demand for viatical settlements. We believe this is due, in part, to the volatility of the stock market and lower yields of interest bearing instruments. In addition, while newer medical treatments have improved the longevity and quality of life of some, the treatments appear to be of limited efficacy and do not promise the ability to cure or suspend indefinitely the effects of the terminal illness AIDS. The decline in the rates of AIDS incidence appears to have ended with the level being essentially unchanged from 1999 (41,165), to 2000 (40,766) and to 2001 (41,311), according

* As indicated in a 1999 report by Conning & Co. based on the face value of policies sold.

to  the  HIV/AIDS  Surveillance Report from the U.S. Centers for Disease Control
("CDC") released in September 2002. The CDC reports that the number of deaths from AIDS has declined more slowly since 1998 after a rapid decline in the mid 1990's, which may suggest that the benefits of newer treatments have been largely realized. In addition, a study released on December 18, 2001 at the American Society for Microbiology revealed that, out of the 209,000 people nationwide under a physicians' care for HIV in 1999, over half had developed a resistance to at least one drug used for the treatment of AIDS. The number of people living with AIDS increased 8.0% between 1998 and 1999, 7.7% between 1999 and 2000, and 7.7% between 2000 and 2001, as reported by the CDC. Over 90% of the viatical settlements we facilitate are with viators living with AIDS. We have responded to the effects of the newer medical treatments by tightening our policy analysis standards and reducing the offer prices to viators.

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

     The foregoing developments - improved AIDS treatments, the insurance industry's addition of pre-death cash benefits, and the increasing government regulation - have decreased the number of viatical settlement companies, both those purchasing for their own accounts and those, like us, who act as agents for our purchasers. Industry trade groups estimate the number of viatical companies actively purchasing for their own account or as agents for purchasers at about 12 and the number of viatical brokers at about 25. Most of these are companies or brokers with small operations and limited capital. While we believe we are the largest viatical settlement company (based on face value of policies settled), the viatical market is active and we will continue to experience competition for new viators and with respect to the prices we pay viators and referring financial planners, and the prices we set for the acquisition of policies. We believe the overall market for viatical settlements will continue at its present level (estimated to be a total of $1.25 billion) and perhaps show some increases. In light of our experience in the market, our purchaser network and continued regulatory pressure within the industry (from which we benefit), we believe our market share for viatical settlements will increase to approximately $50 million in face amount for the fiscal year 2004. In our last fiscal year, we handled over $43.6 million in face amount, up from $12.5 million in 2001.

     The viatical market has demonstrated sustained growth over the past year. We are seeing significant interest in viatical settlements as an alternative investment following the losses that many investors incurred in the stock market and particularly technology sector. Complicating economic concerns were the continuing threat of terrorist attacks and the unsettled nature of world events. We believe the general economic uncertainty fostered by these circumstances has led many investors to seek alternative investment strategies that diversify their portfolios and avoid economically sensitive investments. Viatical settlements provide diversification and are largely immune from economic downturns. We believe that interest from both individual and institutional investors will continue to grow steadily throughout the next fiscal year.

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

     Since sellers who participate in a senior life settlement have much longer life expectancies than viators (who are terminally ill), the amount paid to sellers is less than in a viatical settlement - typically 5% to 15% of the policy face value. Policies accepted by us for senior life settlements generally must have a face value of at least $250,000. In determining the price we will offer a senior life seller, we will examine the policy terms to ensure enforceability and transferability and consider the type of policy (such as term, universal or variable life) and future premium payments. Our policy analysis department will estimate the seller's remaining life expectancy based on several factors including morbidity tables, whether the seller uses tobacco products, and other health conditions such as heart disease and diabetes.

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

     Since senior life settlements are long-term investments (some lasting 10 years or more), we believe the predominant purchasers of senior life settlements will be institutional investors seeking long-term, portfolio diversity. These settlements represent an investment alternative since their yields are not dependent upon the domestic and global debt markets or interest rate fluctuations.

     Because we believe the predominant purchasers of senior life settlements will be institutional investors, we have sought to develop funding mechanisms appropriate for institutional investors. We believe the most likely mechanism - or purchasing platform - will be a securitization of senior life settlement pools sold through investment banks as bonds to institutional investors. To interact with the investment banks and institutional investors, we have an executive experienced in the capital markets who works directly with these investors.

     We believe the market for senior life settlements shows great promise, but its development depends on the creation of reliable funding mechanisms. Potential settlors and policy originators will not view the market as viable without a continuing and reliable funding mechanism. The completion of a securitized purchasing platform has taken longer than expected. We believe a primary reason for the delay is the lack of any precedent for securitizing senior life settlements. The design and establishment of a suitable purchasing platform has required extensive review and consideration by the investment bankers and institutions with whom we have worked. Another reason is the need to establish a pool of policies that a bond rating agency can examine before the pool is securitized. Establishing a pool requires mezzanine financing which we would use to acquire policies. We are exploring sources for the mezzanine financing.

     In addition to our efforts to develop a securitized purchasing platform, we have developed a non-securitized vehicle for institutional clients and accredited investors. This vehicle offers participants a preferred return generated from a pool of senior life settlements. Through this vehicle, we hope to acquire policies having a face value of $10 to $50 million. The vehicle is scheduled to close by December 31, 2003, although we may begin purchasing policies earlier.

     Because our securitized purchasing platform is not yet operational, we have not aggressively sought to expand our policy origination network, although we have accepted and continue to accept policy presentations averaging $10 to 12 million in face value per month which we process for our clients. Once the platform is fully operational, we intend to expand the referral network and seek out qualified policies. Our ability to reach our goal of $1.0 billion dollars per quarter of face value of policies is dependent upon the ratio of policies presented to those which pass our policy analysis standards, the ratio of sellers that accept our offer price and the ratio of policies ultimately accepted for purchase by the institution.

     We intend to use procedures to facilitate senior life settlements that are substantially similar to the procedures we use in viatical settlements. Sterling Trust will act as escrow agent and will confirm receipt of the acquisition funds and all necessary agreements and authorizations, and verify that the policy is fully paid and that no security interest has attached. When Sterling Trust completes these tasks, it will distribute funds to the seller and to us and send a purchase confirmation to the purchaser. Unlike with viatical settlements, the purchasing institutions will generally hold title to the policies and may perform all post-sale services, such as the payment of premiums and mortality tracking or employ us or some other qualified company to perform post-sale services.

     We are hopeful that we can develop a funding mechanism for securitizing pools of senior life settlements. Such a mechanism would provide investment capital for exploiting a market that we believe shows exceptional promise. As we work on a securitizaiton platform, we will also pursue non-securitized platforms such as the institutional vehicle we are currently placing. While we presume that non-securitized platforms will not attract the investment capital that securitized platforms might attract, the non-securitized platforms could attract $10 to $50 million of annual investment capital. Such capital would aid in developing the senior life market. Should this occur, we stand in an excellent position to capitalize on the use of senior life settlements in this way.

     Senior Life Market and Competition. The market for senior life settlements is new, first appearing in 1997. Despite its newness, Conning & Co., an independent industry analyst, has estimated the total face amount of senior life settlements purchased in 1998 at $0.5 billion and the potential market of over $100 billion in face value of life insurance policies. Even if only a small portion of this total of potential policies engage in life settlements, the market is still large. The attraction for senior life brokers and settlement companies lies in the potential size of the market. The market is expected to grow given predicted increases in the aging population and their greater economic wealth.

     Most of the senior life settlement purchases are presently conducted by fewer than ten companies. The senior life settlement market is a new market in which we and a handful of other companies are pioneers. Because of the large capital requirement necessary to obtain a substantial pool of policies, only institutions and accredited investors will be purchasing such policies. As the only publicly held company in this industry, we believe we hold an excellent market position for attracting such investors and we have the infrastrature, experience and financial resources to provide such investors with steady and reliable origination services in purchasing such policies. Although there has been significant interest in senior life settlements from institutions and accredited investors, we will depend upon these investors or other outside sources of capital for growth in this market. If we are unable to obtain outside sources of capital, it could significantly affect our ability to compete in this market.

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

     In 1999, Texas became the first state to regulate life settlements as well as viatical settlements. The Texas regulatory scheme for life settlements is identical to the regulatory scheme applicable to viatical settlements. It requires licensing of providers and brokers, implements various reporting requirements and mandates required disclosures. Life Partners is licensed with the State of Texas as a life settlement company.

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

     At least 14 states have either amended their securities laws to define viatical settlements as securities or asserted that viatical settlements are securities and announced their intention to regulate the offer and sale viatical settlements. To avoid these developments, we do not perform services for investors in these states, unless it is for an entity that has properly registered the viatical settlements as securities or complies with a state or federal exemption to that state's securities laws. Federal and state securities laws provide private remedies, which permit individuals to sue under such laws if they can establish that the settlements are securities. We have recently encountered one such action. Having successfully defended an action by the SEC alleging the settlements were securities, we believe that we will prevail in suits alleging the sale of "securities", but can not give assurance that state regulators or private individuals will not file these types of actions in the future. [See Item 3. Legal Proceedings.]

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

     The act does not exempt the receipt of senior life settlement proceeds. Senior life settlement proceeds would typically be taxed as ordinary income to the extent that the proceeds exceed the premiums paid for the insurance policy.

Employees

     As of February 28, 2003, we had 32 direct employees, none of whom are represented by a labor union, as well as over 1,000 licensees who act as independent contractors and refer clients to us for the purchase of viatical settlements. We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory.

More  about  Life  Partners

     The Company is the successor to IGE, Inc., a publicly held, Massachusetts corporation that was formed in 1971, but had been dormant and without operations since 1985. On January 21, 2000, IGE, Inc. acquired LPI in a share exchange and its name was then changed to Life Partners Holdings, Inc. The Company was redomesticated to Texas on February 19, 2003. Before January 21, 2000, we were a privately held corporation. Our executive offices are located at 204 Woodhew, Waco, Texas 76712 and our telephone number is 254-751-7797. Our websites are www.lifepartnersinc.com and www.lpi-investments.com.

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

We  Are  Operating  in  Markets  that  May  Change  Dramatically

     We are operating in the viatical and senior life settlement markets. The viatical settlement market is just over a decade old. While the market saw tremendous growth in its initial years, the market growth in recent years has moderated somewhat. The senior life settlement market is less than six years old. How and to what extent it will develop is uncertain. While the potential market is estimated at over $100 billion in face amount, our ability to originate, underwrite and place senior life settlements has yet to be tested in large numbers. We are a pioneer in this developing market and, if we are successful in establishing a purchasing platform which is steady and reliable by the capital markets, we believe we benefit tremendously from our current market position. However, the development of the senior life settlement market will depend heavily upon the entry of institutional purchasers. Whether we can attract institutional purchasers will depend on our ability to convince these purchasers that we can originate sufficient numbers of sellers and that our policy analysis and pricing practices are sound.

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

Our  Success  Depends  on Maintaining Relationships Within Our Referral Networks

     In the viatical market, we rely primarily upon brokers to refer potential viators to us and upon financial planners, known as licensees, to refer viatical purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with the brokers or financial planners and they are free to do business with our competitors. In addition, the pool of viatical brokers and referring financial planners is relatively small, which can increase our reliance on our existing relationships. During the past fiscal year, we relied on 2 brokers for 68% of the policies that were closed by us. The loss of either of such broker could have a material effect on our financial operations. We have attempted to ameliorate this risk by increasing our advertising and market presence in order to attract viators to us directly. During the last fiscal year, 23% of all policies closed were presented to us directly by viators. This amount was equal to our second most active broker. However, many viators are more comfortable having their policies presented through brokers and the extent to which we may be able to attract viators directly is unknown.

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

Our Success in the Senior Life Settlement Market Will Depend on Institutional Sources of Capital

     Since 1997, we have expanded our business plans to include the senior life market by soliciting senior life sellers, creating a senior life referral network, and establishing a division dedicated exclusively to attracting and interacting with large financial institutions. To date, we have not consummated any of these senior life settlements through this mechanism.

     Our investment bankers maintain a high degree of confidence that a capital markets vehicle to accommodate the financing of senior life settlements can be structured and placed with institutional investors, provided a critical mass of acceptable policies is purchased. We have not yet purchased such a pool for submission to a rating agency, but continue to work on financing options that will permit us to acquire such a pool and establish an ongoing purchasing platform for a bond that is securitized by senior life settlements. Our approach depends substantially upon our ability to develop a suitable purchase platform and secure one or more underwriters to market the bonds and the development of an institutional market for the bonds. While we have conducted extensive discussions with several investment firms and bond rating agencies, we do not have a firm commitment for a bond offering to date. To our knowledge, no one has successfully conducted a bond offering securitizing senior life settlements. While we believe the senior life settlements are well suited for this use and have devoted substantial resources to pursuit of this approach, we cannot assure you that an underwriter will commit to the bond issue or that the bond issue will create sufficient institutional interest.

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

We Depend on Growth in both the Viatical Settlement Market and the Senior Life Settlement Market

     We believe the viatical market is growing and will provide a stable base for our operations. Large-scale growth, however, will likely depend on growth in the senior life settlement market. The senior life market is new and its growth uncertain. The senior life market may fail to grow due to a variety of factors, including:

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

Our Purchasers Depend on Our Abilities to Predict Life Expectancies; If We Are Not Accurate, We Will Lose Purchasers; We Must Purchase In Large Numbers

     A purchaser's investment return from a viatical or senior life settlement depends primarily on the demise of the insured. We price settlements based on the anticipated life expectancy of an insured. For viatical settlement, life expectancies are estimated based on a medical analysis of the insured. For senior life settlements, life expectancies are estimated from medical and actuarial data based on the historical experiences of similarly situated persons. The data is necessarily based on averages involving mortality and morbidity statistics and the laws of large numbers. It is impossible to predict any one insured's life expectancy exactly. To mitigate the risk that an insured will outlive his or her predicted life expectancy, viatical settlement purchasers must be able to bear a non-liquid investment for an indeterminate period of time. Additionally, purchasers of senior life settlements must have the potential to buy such policies in large numbers in order to mitigate risk.

     If we underestimate the average life expectancies, our purchasers will not realize the returns they seek and will invest their funds elsewhere. Our ability to accurately predict life expectancies is affected by a number of factors, including:

     - the accuracy of our life expectancy estimations, which must sufficiently account for factors including an insured's age, medical condition, life habits (such as smoking), and geographic location;

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

Government  Regulation  Could  Negatively  Impact  Our  Business

     We are licensed in the State of Texas as a viatical settlement company and as a senior life settlement company. The Texas licensing laws and regulations are based in part on a model law and regulations promulgated by the National Association of Insurance Commissioners. At least 35 other states have now adopted some version of this model law or another form of regulation governing viatical settlement companies in some way. These laws generally require the licensing of viatical providers and brokers, require the filing and approval of viatical settlement agreements and disclosure statements, and describe the content of disclosures that must be made to potential viators, describes various periodic reporting requirements for viatical settlement companies and prohibits certain business practices deemed to be abusive.

     The Federal Securities and Exchange Commission and certain states have also attempted to regulate the industry through the application of federal and state securities laws. In a suit filed against us, the SEC's attempts to apply the securities laws were rebuffed by the U.S. Court of Appeals for the District of Columbia, which ruled that our transactions are not securities under the federal securities laws. Based on this ruling, the SEC has discontinued any further attempts to apply the federal securities laws to viatical settlements as transacted by us. The Court of Appeals decision was based on federal law and, while persuasive authority, is not binding upon the states. At least 11 states have either amended their state statutes to include viatical settlements in the definition of a "security" or indicated that they may apply their securities laws to include viatical settlements. In addition, both federal and state securities laws provide private remedies, which permit individuals to sue under such laws if they can establish that the settlements are securities. To date we have encountered only one such action. To our knowledge, no state or private individual has yet attempted to apply its securities laws to senior life settlements, but such application is possible and could occur in the future. See
Item  3.  Legal  Proceedings.

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

Our Chairman and Chief Executive Officer Beneficially Owns 54% of Our Common Stock and, as a Result, Can Exercise Significant Influence over Our Company

     Mr. Brian D. Pardo, our Chairman and Chief Executive Officer, is defined under SEC regulations as the beneficial owner of approximately 54% of our common stock and exercises voting power by proxy from The Pardo Family Trust over 55.64% of the common stock (since we cannot vote the 515,215 shares held in our treasury). He will be able to control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Life Partners, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Our  Stock  Is  Thinly  Traded  and  the  Stock  Price  May  Be  Volatile

     Our common stock is traded on the Nasdaq OTC Bulletin Board, which is a quotation service facilitating trades in over-the-counter equity securities. The OTC Bulletin Board is generally the market for any security that is not listed or traded on Nasdaq or a national securities exchange. The OTC Bulletin Board does not provide the same qualitative standards available with Nasdaq or the national securities exchanges, order execution is manually processed, and as a result the trading and pricing of these securities is not as efficient as Nasdaq or the national securities exchanges. Our share price during the 90 days ended May 23, 2003, has averaged about $3.16 per share, giving us a market capitalization of approximately $30 million. Our total share volume for April 2003 was approximately 53,000 shares. The trading volumes are thin and the market presently offers shareholders little or no liquidity.

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

Item  2.  Description  of  Property

     Our  corporate  offices  are located at 204 Woodhew in Waco, Texas.  We own
1.068 acres at this location and our offices occupy the entire 12,012 square foot office building, which was built on the lot in 1986.

Item  3.  Legal  Proceedings

     On September 28, 2000, LPI was named as defendant in a suit entitled Bobbie
J. Griffitts v. Life Partners, Inc., Cause No. 2000-3235-1 in the 19th Judicial District Court of McLennan County claiming the Company violated the Texas Securities Act by not complying with the registration requirements of the Act in connection with viatical settlement contracts it arranged. On July 31, 2001, the Court ruled that LPI's viatical settlement transactions were not securities under Texas law and that LPI is not required to register them as securities prior to sale. In making its ruling, the Court awarded summary judgment against the Plaintiff in this action dismissing the case entirely. Plaintiff has appealed this decision to the Court of Appeals for the Tenth District of Texas, Case No. 10-01-271-CV. Briefs have been filed by both parties and oral argument has been held before the Court. The case has been submitted for a decision and we are awaiting that decision. Management is committed to vigorously defending this action and believes the Appellate Court will uphold the decision of the District Court in dismissing the case. However, it should be noted that the outcome of any litigation is unpredictable and we cannot assure you that we will ultimately prevail.

     LPI is the defendant in an action styled State of Texas v. Life Partners, Inc., filed in the 250th District Court of Travis County, Texas, Case No.

GV100564. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements before 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and restitution to the affected individuals. We have met with Plaintiff to discuss resolution of the matter, but the results of such meetings have been inconclusive. To date, only one deposition has been taken and we have cooperated on an informal basis with requests for information. There has been no other activity in this matter. We believe that we have not violated the DTPA and that the applicable statute of limitations would preclude most of possible claims. As of February 28, 2003,we had $300,000 accrued for the defense and settlement of this litigation.

     On September 20, 2001, we received notice from the Internal Revenue Service for a proposed tax adjustment to LPI's taxable income for the years ended
September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,775,624 plus proposed penalties totaling $351,125. Interest and penalties could be added to any portion of this assessment that is upheld. We have challenged this assessment in a petition filed on November 29, 2001 with the United Stated Tax Court entitled Life Partners, Inc. v. Commissioner of Internal Revenue, Case No. 13516-01. Our legal counsel and we are assessing LPI's liability, if any, in connections with this proposed assessment. We believe that LPI has substantial support for its position and that the ultimate liability, if any, will be substantially less that the proposed assessment. We have not been able to determine the amount, if any, of liability that should be accrued on our books in connection with this proposed tax adjustment, therefore no accrual has been recorded as of February 28, 2003.

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

                                    PART II

Item  5.  Market  for  Our  Common  Stock  and  Related  Shareholder  Matters

     Market Information. On May 23, 2003, there were approximately 131 shareholders of record of our Common Stock. Most of our common stock is held beneficially by broker/dealers. We believe that there are approximately 483 beneficial owners of shares of our common stock who hold in street name through brokers.

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

                                                                         Cash
                                                    High       Low     Dividends
                                                    ----       ---     ---------
     Year  Ended  2/28/02
       First  Quarter                              $11.00     $3.20          --
       Second Quarter                              $14.00     $7.25          --
       Third Quarter                               $11.00     $4.40          --
       Fourth Quarter                               $6.85     $3.40       $.025

     Year  Ended  2/28/03
       First Quarter                                $8.00     $4.00       $.025
       Second Quarter                               $4.60     $1.80       $.025
       Third Quarter                                $3.00     $1.65       $.025
       Fourth Quarter                               $3.40     $2.25       $.035

     On May 23, 2003, the last reported sale price of our common stock on the Nasdaq OTC Bulletin Board was $3.40 per share. During the year ended February 28, 2003, we made open market purchases of 144,891 shares for $632,723.

     We  have  announced  our  intention  to  qualify  for listing on the Nasdaq
SmallCap Market. Qualification involves meeting certain minimum listing standards, which include qualitative listing standards and minimum share price, income and asset requirements. To qualify, we must increase the number of independent directors and the average share price must trade at $4 or above for 90 consecutive days.

     Until and unless we qualify for listing on the SmallCap Market, we will remain on the Nasdaq OTC Bulletin Board. The OTCBB plans to convert to a new exchange on January 1, 2004. The new exchange will be known as the Bulletin Board Exchange(SM) or BBX. The BBX will be a listed market place with qualitative listing standards, but with no minimum share price, income or asset requirements. The BBX will have an electronic trading system to allow order negotiation and automatic execution. If and when, the BBX is implemented, there is no guarantee that we will qualify to be listed on this exchange.

     Dividends. On February 8, 2003, the Board of Directors authorized management to declare a 3 cent per share cash dividend per quarter if, in the opinion of management, such a declaration will not adversely affect our cash position. The Board further authorized management to declare, in addition to the ordinary 3 cent per share cash dividend, an additional special divided of 1 cent per share "Christmas Bonus" dividend for the 3rd quarter for shareholders of record as of November 30, 2003.

Item  6.  Management's  Discussion  and  Analysis

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

     The following discussion is intended to assist in understanding of the Company's financial position as of February 28, 2003 and results of operations for the year ended February 28, 2003. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion.

The  Company

     We are the oldest and one of the largest viatical settlement companies in the United States. Our revenues are primarily derived from fees associated with facilitating viatical settlements, and to a lesser extent, senior life settlements.

Comparison  of  Years  Ended  February  28,  2003  and  February  28,  2002

     We had net income of $1,879,144 for the year ended February 28, 2003 as compared to net loss of $(988,517) for the year ended February 28, 2002. This increase in net income is attributable primarily to the following factors: (1) a 41% increase in the average revenues per settlement and (2) an 90% increase in the number of settlements, offset in part by (3) a 164% increase in brokerage and referral fees (4) a 37% increase in general and administrative expenses and
(5)  an  income  tax  accrual  of  $650,500  in  2003.

     Revenues - Revenues increased by $7,620,909 or 167% from $4,557,542 in 2002 to $12,178,433 in 2003. This increase was due primarily to a 41% increase in the average revenue per viatical settlement from $26,497 in 2002 to $37,357 in 2003 and a 90% increase in the number of viatical settlements.

     The increase in the number of viatical settlements was due to increased demand for viatical settlements from investors. We believe the increasing demand results from investor trends toward diversifying their portfolios and avoiding economically sensitive investments. Although some economic sectors have stabilized since the collapse of the technology sector, investors appear much more apprehensive with regard to equity markets in general and this apprehension fuels their interest in our services as more investors consider viatical and life settlements as an alternative investment. In addition, depressed yields in the bond market have also forced private and institutional investors to seek other investment vehicles.

     As the oldest and largest provider of viatical settlements, we benefit from of these trends in the investing community. The increase in the most recent quarter was the result of increases in demand for our services from both domestic and international investors. Approximately 45% of our business for the year was from domestic investors while approximately 55% was from foreign investorsWe believe domestic demand will continue to grow, especially with continued economic uncertainty and stock market volatility. We have noted a substantial increase in investor interest from the Pacific Rim and South America over the past year and have cultivated relationships with financial planners in these areas to promote our services in these regions

     Brokerage and Referral Fees - Brokerage and referral fees increased 164% or $3,796,699 from $2,316,141 in 2002 to $6,112,840 in 2003. This increase is due primarily to a 167% increase in revenues. Brokerage and referral fees generally increase or decrease with revenues and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual viators whom they represent. In some instances, several brokers may compete for representation of the same viator, which will result in lower broker fees. No broker fees are paid when a viator is not represented by a broker and presents a policy to us directly. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, individual agreements between clients and their referring financial planners. We pay no referral fees when clients approach us directly.

     Expenses -General and administrative expenses increased by 37% or $917,345 from $2,460,431 in 2002 to $3,377,776 in 2003. The increase in general and administrative expenses is due primarily to (1) increases in employee salaries and benefits, especially related to increases in health care premiums (2) legal fees, primarily fees for transactional work related to a purchasing platform for life settlements and litigation against the Internal Revenue Service, (3) substantially increased advertising costs commensurate with the increasing demand for qualified policies. There were no material changes in depreciation expense, interest and other income or interest expense.

     Cumulative Effect of Change in Accounting Principles - During 2002 we incurred a charge of $143,750 related to the cumulative effects of a change in accounting principles. No such charge was incurred in 2003.

     Income Taxes - Income tax expense increased by $623,256 from $27,244 in 2002 to $650,500 in 2003. The income tax accrual is due to the net income recognized during the current and preceding quarters.

Liquidity  and  Capital  Resources

     Operating Activities - Net cash flows provided by operating activities for the year ended February 28, 2003 was $2,690,005 compared with net cash flows used in operating activities of $205,876 for the year ended February 28, 2002. This increase in cash flows from operating activities was attributable primarily to net income of $1,879,144, and augmented by $588,504 increase in accounts payable and accrued liabilities as well as an addition to income taxes payable of $500,500 and utilization of $127,803 of prepaid expense and offset in part by an increase in accounts receivable to $406,228.

     During the year, we paid dividends of $1,103,169 and paid $623,723 to purchase 144,891 shares of its common stock.

     The Company's strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for both viatical and life settlements will continue to grow during the next year, especially as the prospects for economic conditions remain uncertain. In response to the projected demand for qualified viatical and life settlement policies, we are increasing our advertising and educational awareness to potential sellers of policies and have made substantial progress in the development of a purchasing platform for our senior life settlements.

     At February 28, 2003, the Company had working capital of $3,276,621. We believe future viatical settlement operations will generate sufficient profits and cash flows to meet the Company's anticipated working capital needs for this business segment. We believe that senior life settlements will be marketed in a manner similar to viatical settlements as well as through pooled securitization arrangements. We intend to pursue both methods as the senior life settlement market develops.

New  Accounting  Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143). In April and June 2002, The Financial Accounting Standards Board issued Standard No. 145, Reporting Gains and Losses from Extinguishment of Debt (SFAS 145), and Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). In December 2002, the Financial Accounting Standards Board issued Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148).

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The provisions of SFAS 143 do not have a material impact on our consolidated results of operations and financial position. We adopted SFAS 143 effective January 1, 2003.

     SFAS 145 rescinds No.4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS

No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. SFAS 145 is effective in fiscal years beginning after May 15, 2002, with early adoption permitted. The provisions of SFAS 145 do not have a material impact on our consolidated results of operations and financial position. We adopted SFAS 145 effective January 1, 2003.

     SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities addresses the accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previously, under Emerging Issues Task Force (ETIF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Insured in a Restructuring), a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The provisions of SFAS 146 do not have a material impact on our consolidated results of operations and financial position. We adopted SFAS 146 effective January 1, 2003.

     SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported financial results. SFAS 148, paragraphs 2(a) - 2(e), are effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148, paragraph 2(f), and the amendment to APB Opinion No. 28, Interim

Financial Reporting, shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Earlier adoption is permitted.

     We adopted the disclosure provisions of SFAS 148 effective December 31, 2002. As permitted under SFAS 148, we continue to apply the recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, in determining our compensation expense.

Item  7.  Financial  Statements

     The Company's audited financial statements, together with the report of auditors, are included in the report after the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

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

     99.1        Section  1350  Certification

     (1) These exhibits were filed with the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000, and are incorporated by reference herein.

(b)  Reports  on  Form  8-K:

     We filed the following Form 8-K's during the quarter ended February 28, 2003:

     Date                           Covering
     ----                           --------

     12/05/02     A  press  release  announcing  fiscal  third quarter  revenues

     1/15/03 A press release announcing results of operations for the nine months ended November 30, 2002

     1/30/03 A press release announcing a Standard & Poor's listing for the common stock

     2/14/03 A press release announcing an increase in the quarterly dividend

Item  14.  Controls  and  Procedures

     Evaluation of disclosure controls and procedures. As of a date (the "Evaluation Date") within 90 days before the filing date of this Report, our CEO and CFO evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)). They concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

                                           Life  Partners  Holdings,  Inc.

May  29,  2003                             By:/s/  Brian  D.  Pardo
                                                   -----------------------------
                                                   Brian D. Pardo
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                               Title                        Date
       ----                               -----                        ----
/s/  Brian  D.  Pardo              President,  Principal           May  29, 2003
     ---------------------         Executive  Officer,  and
     Brian  D.  Pardo              Director

/s/  Nina  Piper                   Treasurer                       May  29, 2003
     ---------------------
     Nina  Piper

/s/  R.  Scott  Peden              Secretary, Director             May  29, 2003
     ---------------------
     R.  Scott  Peden

/s/  Tad  Ballantyne               Director                        May  29, 2003
     ---------------------
     Tad  Ballantyne

/s/  Jacqueline  Davis             Director                        May  29, 2003
     ---------------------
     Jacqueline  Davis

/s/  Dwight  Pierce                Director                        May  29,  2003
     ---------------------
     Dwight  Pierce

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I,  Brian  D.  Pardo,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Life Partners Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  29,  2003
                                                    /s/ Brian D. Pardo
                                                    ----------------------------
                                                    Brian D. Pardo
                                                    Chairman of the Board and
                                                      Chief Executive Officer

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I,  Nina  Piper,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Life Partners Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  29,  2003
                                         /s/ Nina Piper
                                         --------------------------------------
                                         Nina Piper
                                         Chief Financial Officer

                          LIFE PARTNERS HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2003 and 2002


                                    Contents


Independent  Auditor's  Report                                              F-2

Audited  Consolidated  Financial  Statements:

     Consolidated  Balance  Sheets                                          F-3

     Consolidated  Statements  of  Operations                               F-5

     Consolidated  Statements  of  Shareholders'  Equity                    F-6

     Consolidated  Statements  of  Cash  Flows                              F-7

     Notes  to  the  Financial  Statements                                  F-8

                          Independent Auditors' Report

To  the  Board  of  Directors
Life  Partners  Holdings,  Inc.

We have audited the accompanying consolidated balance sheet of LIFE PARTNERS HOLDINGS, INC. as of February 28, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended February 28, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 6, on September 20, 2001, Life Partners, Inc., a wholly owned subsidiary of Life Partners Holdings, Inc. received a notice of deficiency from the Internal Revenue Service for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 plus penalties of $351,124 and an unspecified amount of interest. Management is vigorously defending Life Partners, Inc. against this claim and has filed a suit in tax court denying this liability. The Company's legal counsel has advised the Company that it may have some liability in connection with this claim by the Internal Revenue Service but is unable to provide an estimate as to what this liability might be. Because the Company is unable to estimate its liability in connection with this claim, no liability related to this claim has been recorded in the Company's financial statements as of February 28, 2003. Settlement of this claim will result in a reduction in net income in the period in which the liability can be reasonably estimated.

In our opinion the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Life Partners Holdings, Inc. as of February 28, 2003, and the results of its operations and its cash flows for the years ended February 28, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company changed its method of reporting revenues to take into consideration certain nominal services performed by the Company subsequent to closing of the viatical settlement. The cumulative effect of this change in accounting methods resulted in a one-time charge of $143,750, which is reflected in the financial statements at February 28, 2002. During the year ended February 28, 2003, the Company changed its income recognition method to record income at the time a settlement has been closed and the investor has obligated himself to making the investment. Prior to 2003, income was recognized when the payment was received. This change in method had no material effect on prior periods.


MURRELL,  HALL,  MCINTOSH  &  CO.,  PLLP


Oklahoma  City,  Oklahoma

April  29,  2003

                          LIFE PARTNERS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 2003

                                  Page 1 of 2


                                     ASSETS

CURRENT  ASSETS:
     Cash                                                         $   5,242,863

     Accounts receivable
          Trade                                                         179,703

          Shareholders                                                  190,694

          Employees  and  other                                          61,146

     Prepaid expenses                                                     2,796
                                                                  -------------

       Total current assets                                           5,677,202
                                                                  -------------

PROPERTY  AND  EQUIPMENT:

     Land and building                                                  853,123

     Machinery and equipment                                            223,297

     Transportation equipment                                           151,451
                                                                  -------------

                                                                      1,227,871

     Accumulated depreciation                                          (232,082)
                                                                  -------------

                                                                        995,789
                                                                  -------------

OTHER  ASSETS:

     Premium advances net of reserve for uncollectible
       of $564,441                                                            -

     Other                                                               86,045
                                                                  -------------
                                                                         86,045
                                                                  -------------

       Total Assets                                               $   6,759,036
                                                                  =============


               See accompanying notes to the financial statements

                          LIFE PARTNERS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 2003

                                  Page 2 of 2


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
     Accounts  payable                                            $     335,552

     Accrued  liabilities  -  contingencies  and other                1,377,646

     Current  portion  of  long  term-debt                               28,733

     Deferred  revenue                                                  158,150

     Income  taxes  payable                                             500,500
                                                                  -------------

       Total  current  liabilities                                    2,400,581
                                                                  -------------

LONG-TERM  DEBT,  net  of current portion shown above                   555,069
                                                                  -------------

SHAREHOLDERS'  EQUITY:

     Common stock, $0.01 par value 10,000,000 shares                     97,114
     authorized;  9,484,875  shares  issued  and  outstanding

     Additional  paid-in  capital                                    10,286,988

     Accumulated  deficit                                            (6,102,285)

     Less:  Notes  receivable issued for common stock                  (478,431)
                                                                  -------------

       Total  shareholders'  equity                                   3,803,386
                                                                  -------------

       Total  Liabilities  and  Shareholders' Equity              $   6,759,036
                                                                  =============


              See accompanying notes to the financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002

                                                      2003              2002
                                                --------------   --------------
REVENUES                                        $   12,178,433   $    4,557,524

BROKERAGE  AND  REFERRAL  FEES                       6,112,840        2,316,141
                                                --------------   --------------

REVENUES,  NET  OF  BROKERAGE  FEES                  6,065,593        2,241,383
                                                --------------   --------------

OPERATING  AND  ADMINISTRATIVE  EXPENSES:

     General  and  administrative                    3,377,776        2,460,431

     Accrued  contingency  costs                       232,867          680,571

     Depreciation                                       62,917           52,384
                                                --------------   --------------
                                                     3,673,560        3,193,386
                                                --------------   --------------

INCOME  (LOSS)  FROM  OPERATIONS                     2,392,033         (952,003)
                                                --------------   --------------

OTHER  INCOME  (EXPENSES):

     Interest  and  other  income                      190,266          192,956

     Interest  expense                                 (52,655)         (58,476)
                                                --------------   --------------

                                                       137,611          134,480
                                                --------------   --------------

INCOME  (  LOSS)  BEFORE  INCOME  TAXES              2,529,644         (817,523)

INCOME  TAXES:
     Current  tax  expense                             650,500           27,244
                                                --------------   --------------

INCOME  (L0SS)  BEFORE  CUMULATIVE  EFFECT
     FOR  CHANGE  IN  ACCOUNTING  PRINCIPLE          1,879,144         (844,767)

CUMULATIVE  EFFECT OF CHANGE ON YEARS
     PRIOR TO 2001                                           -         (143,750)
                                                --------------   --------------

NET  INCOME (LOSS)                              $    1,879,144   $     (988,517)
                                                ==============   ==============

PER  SHARE  EARNINGS  OF
     (  LOSS  PER  SHARE)                       $         0.20   $        (0.11)
                                                ==============   ==============

AVERAGE  COMMON  AND  COMMON
     EQUIVALENT  SHARES  OUTSTANDING                 9,484,785        9,367,142
                                                ==============   ==============

              See accompanying notes to the financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002

                                  Common Stock
                              --------------------
                                Number     $0.010    Additional                                Treasury Stock          Total
                                                                                            ---------------------
                                  of         par      Paid-In    Accumulated     Note       Number of               Shareholders'
                                Shares     Value      Capital      Deficit     Receivable      Shares      Amount      Equity
                              ----------  --------  -----------  ------------  ----------   ----------   ---------  -------------
Balance,
  February 28, 2001           10,000,000  $100,000  $ 6,359,371  $(5,645,309)   $(300,041)    1,410,151  $(308,986) $    205,035

Treasury stock sold for cash           -         -    4,740,229            -            -    (1,017,778)         -     4,740,229

Repurchases of common stock            -         -            -            -            -         2,406    (28,789)      (28,789)

Issuance of additional
shares of treasury stock
for adjustments to
purchase price                                                                                   (4,455)

Treasury stock sold for
note receivable                        -         -      155,000            -     (155,000)      (20,000)         -             -

Additional principal on
renewed note receivable                                                           (24,004)                               (24,004)

Dividends                                                           (244,234)                                           (244,234)

Net loss for the year
  ended  February 28, 2002             -         -            -     (988,517)           -             -          -      (988,517)
                              ----------  --------  -----------  ------------  ----------   ----------   ---------  -------------

Balance,
  February 28, 2002           10,000,000   100,000   11,254,600   (6,878,060)    (479,045)      370,324   (337,775)    3,659,720

Purchases of treasury stock            -        -             -            -            -       144,891   (632,723)     (632,723)

Payments on notes receivable           -        -             -            -          614             -          -           614

Dividends declared                     -        -             -   (1,103,369)           -             -          -    (1,103,369)

Treasury stock retired          (288,600)  (2,886)     (967,612)                               (288,600)   970,498

Net income for the year
  ended February 28, 2003              -        -             -    1,879,144            -             -          -     1,879,144
                              ----------  --------  -----------  ------------  ----------   ----------   ---------  -------------

Balance,
  February 28, 2003            9,711,400  $97,114   $10,286,988  ($6,102,285)   ($478,431)      226,615  $       0    $3,803,386
                               =========  =======   ===========  ===========   ==========   ===========  =========   ===========

              See accompanying notes to the financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002

                                                          2003          2002
                                                     -------------  ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                  $  1,879,144     ($988,517)
  Adjustments  to  reconcile  net  income  to
  operating  activities-

    Depreciation                                           62,917        52,384

    Decrease (increase) in accounts receivable           (406,228)      (22,698)

    Decrease (increase) in prepaid expenses               127,803       (73,985)

    (Increase) decrease in other assets                   (77,036)       81,188

    Increase (decrease) in accounts payable               211,232        80,620

    Increase in accrued liabilities                       377,273       665,132

    Increase (decrease) in income taxes payable           500,500             -

    Increase in unearned revenue                           14,400             -
                                                     -------------  -----------

  Net cash provided by (used in) operating
  activities                                            2,690,005      (205,876)
                                                     -------------  -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

     Payment on note receivable                             4,603             -

     Loss on disposal of property and equipment             1,138             -

     Purchases of property and equipment                 (216,974)      (30,408)
                                                     -------------  -----------

   Net cash used in investing activities                 (211,233)      (30,408)
                                                     -------------  -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

     Proceeds from notes payable                                -          4,702

     Payments on note payable                             (25,109)       (22,609)

     Purchases of treasury stock                         (632,723)       (28,789)

     Proceeds from issuance of common stock                     -      4,740,229

     Dividends                                         (1,103,369)      (244,234)
                                                     -------------  ------------

  Net cash provided by financing activities            (1,761,201)     4,449,299
                                                     -------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      717,571      4,213,015

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD         4,525,292        312,277
                                                     -------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  5,242,863   $  4,525,292
                                                     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid, net of capitalized amounts          $     52,655   $     58,476
                                                     ============   ============

  Income taxes paid                                  $    150,000   $          -
                                                     ============   ============

              See accompanying notes to the financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


(1)  DESCRIPTION  OF  BUSINESS

Life Partners Holdings, Inc. (the "Company") formerly IGE, Inc. was organized under the laws of the Commonwealth of Massachusetts in 1971, but had been dormant and without operations since 1985. On January 18, 2000, the shareholders of Life Partners Holdings, Inc. and Life Partners, Inc. (LPI) entered into a share exchange agreement whereby LPI became a wholly owned operating subsidiary of the Company. Pursuant to a shareholder approved resolution, the The Company was redomesticated to Texas on February 19, 2003.

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

Revenue Recognition - Prior to fiscal 2002, revenues were recognized as of the settlement date of the viatical purchase by investors. During 2002, the Company changed its method of recording income to defer $100 per settlement to cover minor monitoring services provided subsequent to the settlement date and to amortize this deferred cost over the anticipated life expectancy of the insureds. See Note 3 for further details. During the fiscal years ended February 28, 2003 and 2002, all settlement revenues were generated from viatical settlements. No settlement revenues were generated from senior life settlements during these years.

During the year ended February 28, 2003, the Company changed its income recognition method to record income at the time a settlement has been closed and the investor has obligated himself to making the investment. Prior to 2003, income was recognized when the payment was received. This change in method had no material effect on prior periods.

Investment in Life Insurance Policies - In accordance with Financial Standards Board Technical Bulletin 85-4 "Accounting for Purchases of Life Insurance", the Company reduces its investment in life insurance policies to their cash surrender value with any differences between cost and cash surrender value being charged to expense. At February 28, 2003, the Company held investments in eight life insurance policies with face value amounts totaling $163,259, which have been reduced to the carrying value of $880.

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
          Machinery  and  equipment               5  years
          Transportation  equipment        5  to  9  years

Impairment of Long-lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" (FAS 121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of February 28, 2003, no impairment has been indicated.

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

NOTE  3  -  ACCOUNTING  CHANGES

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143). In April and June 2002, the Financial Accounting Standards Board issued Standard No. 145, Reporting Gains and Losses from Extinguishment of Debt (SFAS 145) and Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148).

SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The provisions of SFAS 143 do not have a material impact on the Company's consolidated results of operations and financial position. The Company adopted SFAS 143 effective January 1, 2003.

SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective in fiscal years beginning after May 15, 2002, with early adoption permitted. The provisions of SFAS 145 do not have a material impact on the Company's consolidated results of operations and financial position. The Company adopted SFAS 145 effective January 1, 2003.

SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value base method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method for accounting for stock-based employee compensation and the effect of the method used in reported financial results. SFAS 148, paragraphs 2(a) - 2(e) are effective for financial statements for fiscal years ending after December 15, 2002. Earlier application is permitted. SFAS 148, paragraph 2(f), and the amendment to APB Opinion No. 28, Interim Financial Reporting, shall be effective for financial reports containing condensed statements for interim periods beginning after December 15, 2002. Earlier adoption is permitted.

The Company adopted the disclosure provisions of SFAS 148 effective December 15, 2002. As permitted under SFAS 148, the Company continues to apply the recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to
Employees,  in  determining  its  stock  compensation  expense

During the year ended February 28, 2002, the Company changed its method of reporting revenues to take into consideration certain nominal services performed by the Company subsequent to closing of the viatical settlement. These services although not called for in the policy funding agreements entail monitoring the insureds progress and notifying the holder of the policy when the insured dies. The Company has elected to change its policy funding agreement to specify that this service will be performed and to charge an up front fee for this service of $100 per policy. The fee will be deferred and amortized over the life expectancy of the insured. Prior to this change, all revenues were recognized on the closing date for the acquisitions of the policies by investors. Management has elected to record the cumulative effect of this change as if the Company had always charged for this service. The cumulative effect of this change in accounting method (assuming the Company had charged this fee from inception) resulted in a one-time charge of $143,750, which is reflected in the financial statements at February 28, 2002. Proforma numbers reflecting the effect of this change as if the Company had reported earnings in this manner were not included as the effects would have been immaterial to earnings during the years ended February 28, 2003 and 2002.

During the year ended February 28, 2003, the Company changed its income recognition method to record income at the time a settlement has been closed and the investor has obligated himself to making the investment. Prior to 2003, income was recognized when the payment was received. This change in method had no material effect on prior periods.

4)  LEASES

The Company leases various equipment under non-cancelable operating leases expiring in various years through 2008.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 28, 2003 for each of the next five years and in the aggregate are:

       Twelve months ending February 28,           Amount
       ---------------------------------           ------
                    2004                         $  25,676
                    2005                            25,676
                    2006                            25,676
                    2007                            25,676
                    2008                            12,837
                                                 ---------
                      Total minimum future
                      rental  payments           $ 115,541
                                                 =========

Rental expense consisted of minimum lease payments of $36,276 and $26,020 for the years ended February 28, 2003 and 2002, respectively.

Certain operating leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(5)  LONG-TERM  DEBT

As  of  February  28,  2003,  the  Company  had  the  following  long-term debt:

                                                      Current     Long-Term
                                                      -------     --------
9.25%  note  payable  to  a  bank,  due  in
installments  of  $6,638  through  June  2015,
secured  by  land  and  office  building              $27,078      $553,596

25%  capital  lease  payable
to  finance  company,  due  in
monthly  installments  of
$86  through  November
2004,  secured  by  equipment                             740           753

25%  capital  lease  payable
to  finance  company,  due  in
monthly  installments  of
$102  through  October  2004,
secured  by  equipment                                    915           720
                                                      -------      --------
                                                      $28,733      $555,069
                                                      =======      ========

Maturities on long-term debt for each of the next five years and thereafter are as follows:

                                                          Amount
                                                        --------
                              2004                      $  28,733
                              2005                         31,338
                              2006                         32,823
                              2007                         35,992
                              2008                         39,466
                              Thereafter                  415,450
                                                        ---------
                                                       $  583,802
                                                       ==========

6)  INCOME  TAXES

As of February 28, 2003, the Company had no unused charitable contribution deduction carryforwards.

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at February 28, 2003, result in a deferred tax asset of approximately $549,000, which was fully reserved as of that date.

Following are the components of this deferred tax asset as of February 28, 2003:

          Excess  tax  over  financial  accounting  -
            Depreciation                                       $  (15,000)
          Excess  financial  accounting  over  tax  -

            Accrued  contingency  costs                           313,000

            Reserve  for  bad  debts                              215,000
            Acquired  life  insurance  policies                    36,000
                                                               ----------
          Net  deferred  tax  asset                               549,000

          Less  valuation  allowance                             (549,000)
                                                               ----------
          Deferred  tax  asset,
            net  of  valuation  allowance                      $       --
                                                               ==========

The difference between the Company's effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the years ended February 28, 2003 and 2002:

                                                     2003     2002
                                                    ------   ------
          United  States  statutory  rate            34.0%     0.0%
          State  of  Texas  statutory  rate           8.2%     0.0%
          Expected  combined  rate                   42.2%     0.0%
          Benefit  of  utilization  of
            net  operating  loss  carryforward      (16.5)%
          Other                                                3.1%
                                                    -----    -----
          Combined  effective  tax  rate             25.7%     3.1%

On September 20, 2001, LPI received a notice of deficiency from the Internal Revenue Service for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 plus penalties of $351,124 and an unspecified amount of interest. Management is vigorously defending the Company against this claim and has filed a suit in tax court denying this liability. The Company's legal counsel has advised the Company that is has may have some liability in connection with this claim by the Internal revenue Service but they are unable to provide an estimate as to what this liability might be. Because the Company was unable to estimate its liability in connection with this claim, no liability related to this claim has been recorded in the Company's financial statements as of February 28, 2003.

(7)  STOCK  TRANSACTIONS  AND  COMMON  STOCK  OPTIONS

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

During the year ended February 28, 2003, the Company purchased 144,891 shares of its common stock for $632,723.

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

On February 28, 2003, the Company declared a $0.03 per common share dividend. The dividend was paid on March 14, 2003.

     As of February 28, 2003 the Company has three stock-based compensation plans which are described below. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the years ended February 28, 2003, and 2002 related to its stock option plans under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation", net earnings (loss) and net earnings
(loss) per share would have increased to the pro forma amounts shown below for the years ending February 28, 2003 and 2002:

                                                                              2003           2002
                                                                           ----------   -----------
     Pro forma net earnings (loss) applicable to common stockholders       $1,879,144   $  (988,517)

     Less:  Total  stock based compensation expense determined
     under fair value based method  for  all  awards,  net of
     related  tax  effect                                                     (22,420)      (55,095)
                                                                           ----------   -----------

     Pro  forma  net  earnings  (loss)  per  common  share                 $1,856,724   $(1,043,612)
                                                                           ==========   ===========

                                                                              2003           2002
                                                                           ----------   -----------

Earnings  (loss)  per  share:

Basic  -  as  reported                                                     $     0.20   $     (0.11)
                                                                           ==========   ===========
Basic  -  pro  forma                                                       $     0.20   $     (0.11)
                                                                           ==========   ==========

Diluted  -  as  reported                                                   $     0.20   $     (0.11)
                                                                           ==========   ===========
Diluted  -  pro  forma                                                     $     0.20   $     (0.11)
                                                                           ==========   ===========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 2.123% and 3.056% for 2003 and 2002, respectively; volatility of 40%; and expected life less than two years. The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

     The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of highly subjective assumptions including expected stock price volatility. The Company has utilized the Black-Scholes method to produce the pro forma disclosures required under SFAS 123. In management's opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company's employee stock options have significantly different characteristics from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate. The effects of applying SFAS 123 in this pro forma are not indicative of future amounts.

     On February 1, 2002, pursuant to the Company's Omnibus Equity Compensation Plan, G. Russell Hagan Ltd. Partnership is entitled to purchase, on or before February 1, 2004, 50,000 shares of our common stock at a price of $4.50 per share. This option may be exercised only upon notice of its exercise with full purchased price for the amount of shares purchased.

     On October 1, 2002, pursuant to the Company's Omnibus Equity Compensation Plan, Compass Settlement, LLC is entitled to purchase, on or before October 1, 2004, 50,000 shares of our common stock at a price of $1.86 per share. This option may be exercised only upon notice of its exercise with full purchased price for the amount of shares purchased.

     As of February 28, 2002, the Company had 198,220 warrants outstanding at exercise prices ranging from $7.25 to $9.375 per warrant for one share each of the Company's treasury stock. In January 2003, 147,000 of these warrants expired. The remaining 51,220 warrants expire February 24, 2004.

      Information with respect to stock options and warrants outstanding to certain employees, directors and service providers are as follows:

                                                             2003
                                                    ------------------------
                                                                     Average
                                                                    Exercise
                                                     Shares          Price
                                                    --------      ----------
Outstanding  at  beginning  of  year                 248,220      $   7.43

Granted  at  market  value                            50,000      $   1.86

Exercised                                                  -      $      -

Expired                                             (147,000)     $   (7.75)
                                                    --------      ---------

Outstanding  at  the  end  of  year                  151,220      $    5.28
                                                    ========      =========

                                     Options Outstanding                        Options Exercisable
                               ------------------------------              ------------------------------
                                 Shares            Average           Average           Shares           Average
                               Outstanding        Remaining          Exercise        Outstanding        Exercise
                                 2/28/03         Life (Years)         Price            2/28/03            Price
                               -----------       ------------        --------        -----------        --------
     $1.00 to $2.00     .         50,000              1.0             $  1.86             50,000        $  1.86
     $4.00 to $5.00               50,000              1.5             $  4.50             50,000        $  4.50
     $9.00 to $10.00              51,220              1.0             $  9.38             51,220        $  9.38
                                 -------                              -------            -------        -------
                                 151,220                              $  5.28            151,220        $  5.28
                                 =======                              =======            =======        =======

(8)  RELATED  PARTY  TRANSACTIONS

The  Company currently operates under an agreement with ESP Communications, Inc.
(ESP), which is owned by the wife of the Company's president. Under the agreement, ESP performs specified administrative duties on behalf of the Company. Either party may cancel the agreement with a thirty day written notice. The Company currently pays ESP $5,000 on a semi-monthly basis for its services. The Company recorded management services expense concerning this agreement with ESP of approximately $120,000 and $115,000 for the years ended February 28, 2003 and February 28, 2002, respectively.

During 2003, the Company advanced $162,000 to certain shareholders to pay the required federal withholding on dividends to foreign shareholders. These shareholders have agreed to repay this advance by withholding from future dividend payments. They have also agreed to pay interest on these advances at the rate of 3.5% per annum.

(9)  EARNINGS  (LOSS)  PER  SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the applicable periods. The number of shares used in the computations were 9,484,785 in 2003 and 9,367,142 in 2002.

Diluted earnings per share was not computed as of February 28, 2003 and February 28, 2002 as taking into consideration the options and warrants outstanding would have been anti-dilutive to earnings per share.

(10)  CONTINGENCIES

LPI was named as defendant in a suit claiming it violated the Texas Securities Act by not complying with the registration requirements of the Act in connection with viatical settlement contracts it has arranged. On July 31, 2001, the McLennan County District Court for the 19th Judicial District ruled that the Company's viatical settlement transactions were not securities under Texas law and that the Company is not required to register them as securities prior to sale. In making its ruling, the Court awarded summary judgment against the Plaintiff in this action dismissing the case entirely. Plaintiff has appealed this decision. LPI has not accrued any liability in connection with this suit as of February 28, 2003.

On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and restitution to the affected individuals. The Company has met with the plaintiff to discuss resolution of this matter, but the results of that meeting were not conclusive. Management believes that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. The Company's primary legal counsel in this case has informed the Company that they do not anticipate the settlement costs in this case to exceed $300,000. As of February 28,2003 the Company had accrued $300,000 for the settlement of this case.

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with investors. Most of these denials related to suicide clauses or unforeseeable reductions in face amount. Face amount of the policies in question total $796,500. During the fiscal year ended February 28, 2003, the Company paid $236,699 to these investors and has accrued another $ 279,867 for future claims that might arise on these policies.

On September 20, 2001, the Company received notice from the Internal Revenue Service of a proposed tax adjustment to LPI's taxable income for the years ended September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,755,624 plus proposed penalties totaling $351,124. LPI would also be liable for interest due on any portion of this assessment that is upheld. LPI has filed a tax court petition in response to this proposed assessment. The Company's legal counsel in this matter is not able to make an estimate as to the amount of LPI's liability in this matter. Management believes that it has substantial support for its position and that the ultimate liability will be substantially less than the proposed assessment. Because the Company has not been able to quantify its liability with regard to this proposed assessment, no loss accrual was recorded on the financial statements as of February 28, 2003.

(11)  SUBSEQUENT  EVENTS

The Company has developed a purchasing platform for the purchase of a pool of life settlement policies through the use of funds to be raised in an exempt offering to accredited investors. These securities will be issued in a Delaware limited liability company that is managed by a limited liability company that the Company controls. If the minimum capital of $5,000,000 under the offering is raised, the Company expects to receive fee income from its services associated with the purchase of policies for the pool. In addition, if the first of these securities offerings is successful, management anticipates forming other similar limited liability companies managed by the same company which the Company controls and will continue to use this purchasing platform for as long as market conditions warrant. The Company has committed to investing $500,000 in this limited partnership if the minimum subscription is obtained. Because generally accepted accounting principles require that investments in life insurance policies be written down to their cash surrender value, management anticipates that for financial reporting purposes, a substantial portion of this investment will be charged to expense in the year it is made.

During April of 2003, the Company invested $1,005,000 to purchase 67,000 shares of Nuveen Preferred and Convertible Income Fund.