Form 10QSB
period 2003-05-31
LIFE PARTNERS HOLDINGS INC
filed 2003-07-15
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

 X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                  For the quarterly period ended: May 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares  of  Common  Stock,  $.01  par  value,  outstanding  as  of May 31, 2003:
9,449,785

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X

                          LIFE PARTNERS HOLDINGS, INC.

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

          Consolidated  Balance  Sheet  -  May  31,  2003                   3-4

          Consolidated  Statements  of  Operations  -  For  the
               Three  Months  Ended  May  31,  2003  and  2002                5

          Consolidated  Statements  of  Shareholders'  Equity - For
               the Three Months Ended  May  31,  2003  and  2002              6

          Consolidated  Statements  of  Cash  Flows - For the
               Three Months Ended  May  31,  2003  and  2002                  7

          Notes  to  Consolidated  Financial  Statements                   8-12

     Item  2.  Management's  Discussion  and  Analysis                    12-15

     Item  3.  Controls  and  Procedures                                     15

PART  II.  OTHER  INFORMATION

     Item  6.  Exhibits  and  Reports  on  Form  8-K                      15-16

     Signatures                                                              16

     Certifications                                                       17-19

PART  I  -  FINANCIAL  INFORMATION


                          LIFE PARTNERS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                  MAY 31, 2003

                                  (Unaudited)

                                  Page 1 of 2


                                     ASSETS

CURRENT  ASSETS:
  Cash                                                         $      4,216,023

  Investment  in  Income  Funds                                       1,527,690

  Accounts  receivable  -  trade  and  other                            462,879

  Prepaid  expenses                                                         994
                                                               ----------------

          Total  current  assets                                      6,207,586
                                                               ----------------

PROPERTY  AND  EQUIPMENT:

  Land  and  building                                                   853,123

  Machinery  and  equipment                                             249,209

  Transportation  equipment                                             151,451
                                                               ----------------

                                                                      1,253,783

  Accumulated  depreciation                                            (250,071)
                                                               ----------------

                                                                      1,003,712
                                                               ----------------

OTHER  ASSETS:

  Premium  advances  net  of  reserve  for
    uncollectible  of  $633,038                                               -

  Other                                                                  93,157
                                                               ----------------

          Total  Assets                                        $      7,304,455
                                                               ================


                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                  MAY 31, 2003

                                  (Unaudited)

                                  Page 2 of 2


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Accounts  payable                                            $        216,329

  Accrued liabilities - contingencies and other                       1,188,301

  Current  portion  of  long  term-debt                                  29,486

  Deferred  revenue                                                     156,900

  Income  taxes  payable                                                629,940
                                                               ----------------

          Total  current  liabilities                                 2,220,956
                                                               ----------------

LONG-TERM DEBT, net of current portion shown above                      547,188
                                                               ----------------

SHAREHOLDERS'  EQUITY:

  Common  stock,  $0.01  par  value  10,000,000  shares                  97,114
    authorized;  9,711,400  shares  issued

  Additional  paid-in  capital                                       10,286,988

  Accumulated  deficit                                               (5,369,360)

  Less:  Notes  receivable  issued  for  common  stock                 (478,431)

  Less:  Treasury  stock - 261,615 shares                                     -
                                                               ----------------

          Total  shareholders'  equity                                4,536,311
                                                               ----------------

          Total  Liabilities and Shareholders' Equity          $      7,304,455
                                                               ================




                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2003 and 2002
                                  (Unaudited)

                                                            For the Three
                                                            Months Ended
                                                               May 31,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------    ------------
REVENUES                                            $ 4,742,775     $ 2,040,148

BROKERAGE FEES                                        2,189,164         978,415
                                                    ------------    ------------

REVENUES,  NET  OF  BROKERAGE  FEES                   2,553,611       1,061,733
                                                    ------------    ------------

OPERATING  AND  ADMINISTRATIVE  EXPENSES:

     General  and  administrative                       985,473         675,182

     Accrued  contingency  costs                            519               -

     Depreciation                                        17,989          13,715
                                                    ------------    ------------

                                                      1,003,981         688,897
                                                    ------------    ------------

INCOME  FROM  OPERATIONS                              1,549,630         372,836
                                                    ------------    ------------

OTHER  INCOME  (EXPENSES):

     Interest  and  other  income                        55,740          34,746

     Other  expense                                     (61,021)        (55,000)

     Interest  expense                                  (13,490)        (11,719)
                                                    ------------    ------------

                                                        (18,771)        (31,973)
                                                    ------------    ------------

INCOME  BEFORE  INCOME  TAXES                         1,530,859          340,863

INCOME  TAXES:

     Current  tax  expense                              514,440          130,000
                                                    ------------    ------------

     NET  INCOME                                    $ 1,016,419     $    210,863
                                                    ===========     ============

PER  SHARE  EARNINGS
     Basic  and  diluted                            $      0.11     $       0.02
                                                    ===========     ============

AVERAGE  COMMON  AND  COMMON

     EQUIVALENT  SHARES  OUTSTANDING                  9,449,785        9,613,676
                                                    ===========     ============



                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE THREE MONTHS ENDED MAY 31, 2003 and 2002

                                  (Unaudited)




                              Common Stock                                                       Treasury  Stock
                           --------------------                                               ---------------------
                            Number     $0.010     Additional                                   Number                    Total
                              of         par        Paid-In     Accumulated       Note           of                   Shareholders'
                            Shares      Value       Capital       Deficit      Receivable      Shares        Amount      Equity
                          ----------   --------   -----------   ------------   ----------     ---------  ------------ -------------
Balance,
  February 28,
  2002                    10,000,000   $100,000   $11,254,600    $(6,878,060)   $(479,045)    370,324      (337,775)   3,659,720

Payment on note
  receivable                       -          -            -               -          614           -             -          614

Treasury  Stock
  Purchased                        -          -             -              -            -        3,500      (15,755)     (15,755)

  Shares  not issued                                                                            12,500         (125)        (125)

Dividends Declared                 -          -             -       (244,334)           -            -            -     (244,334)

Net Income for the Three
     Months  Ended
     May  31,  2002                -          -             -        210,863            -            -             -     210,863
                          ------------------------------------------------------------------------------------------------------

Balance,
     May 31, 2002         10,000,000   $100,000   $11,254,000    ($6,911,531)    ($478,431)    386,324     $(353,655) $3,610,983
                          ======================================================================================================

Balance,
  February 28, 2003        9,711,400   $ 97,114   $10,286,988    ($6,102,285)    ($478,431)    226,615     $       -  $3,803,386

Treasury  stock
     Purchased                     -          -            -               -             -      35,000             -           -

Dividends declared                 -          -            -        (283,494)            -           -             -    (283,494)

Net Income for the Three
     Months  Ended -
     May 31, 2003                  -          -            -       1,016,419             -           -             -   1,016,419
                          ------------------------------------------------------------------------------------------------------

Balance,
     May 31, 2003          9,711,400   $ 97,114  $10,286,988     ($5,369,360)    ($478,431)    261,615     $       -  $4,536,311
                           =====================================================================================================




                             See accompanying notes

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2003 and 2002
                                  (Unaudited)

                                                          2003          2002
                                                      -----------   -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                   $ 1,016,419   $   210,863

  Adjustments to reconcile net income to operating activities -

    Depreciation                                           17,988        13,715

    Decrease (increase) in accounts receivable            (31,336)      (38,144)

    Decrease (increase) in prepaid expenses                 1,802         3,777

    (Increase) decrease in other assets                    (3,947)           53

    Increase (decrease) in accounts payable              (119,223)        6,442

    Increase (decrease) in accrued liabilities           (189,345)       58,385

    Increase in income taxes payable                      129,440       130,000

    Increase (decrease) in unearned revenue                (1,250)           -
                                                      -----------   -----------
    Net cash provided by (used in)
      operating activities                                820,548       385,091
                                                      -----------   -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

  Advance on note receivable                                    -        (8,500)

  Payment on note receivable                                    -         1,470

  Investment in income funds                           (1,527,690)            -

  Purchases of property and equipment                     (25,912)      (18,673)

  Investment in partnership                                (3,165)            -
                                                      -----------   -----------

    Net cash (used in) investing activities            (1,556,767)      (25,703)
                                                      -----------   -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

  Payments on note payable                                 (7,127)       (6,917)

  Treasury stock purchased                                      -       (15,880)

  Proceeds from issuance of common stock                        -             -

  Dividends                                              (283,494)     (244,334)
                                                      -----------   -----------

    Net cash (used in) financing activities              (290,621)     (267,131)
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (1,026,840)       92,257

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          5,242,863     4,525,292
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 4,216,023   $ 4,617,549
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid, net of capitalized amounts           $    13,490   $    11,719
                                                      ===========   ===========

  Income taxes paid                                   $   385,000   $         -
                                                      ===========   ===========

                            See accompanying notes.

                          Life Partners Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                  May 31, 2003
                                  (Unaudited)

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

(1)  DESCRIPTION  OF  BUSINESS

Life Partners Holdings, Inc. (the "Company" or "Life Partners") is the parent company of Life Partners, Inc. ("LPI"). LPI is the oldest and one of the largest viatical settlement companies in the United States. LPI was incorporated in Texas in 1991 to assist persons in facilitating the purchase of life insurance policies of terminally ill persons at a discount to the face value of the policies. To supplement LPI's viatical business, Life Partners also undertaken development of the market for senior life settlement transactions, which we believe will emerge as a market surpassing the viatical market. Senior life settlements involve the sale and transfer of life insurance policies covering the lives of older individuals who are not terminally ill.

(2)  CHANGE  IN  ACCOUNTING  PRINCIPLE

During the year ended February 28, 2003, the Company changed its income recognition method to record income at the time a settlement has been closed and the investor has obligated himself to making the investment. Prior to 2003, income was recognized when the payment was received. This change in method had no material effect on prior periods.

(3)  INVESTMENT  IN  INCOME  FUNDS

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

During April 2003, the Company invested $1,005,000 to purchase 67,000 shares of Nuveen Preferred and Convertible Income Fund. During May 2003, the Company invested $500,000 to purchase 25,000 shares of Eaton Vance Limited Duration Income Fund. The Company realized a gain of $22,690 during the three months ended May 31, 2003.

(4)  LONG-TERM  DEBT

As  of  May  31,  2003,  the  Company  had  the  following  long-term  debt:

                                           Current     Long  Term
                                           -------     ----------
          Building  Loan                   $27,709      $546,275

          Equipment  Loans                   1,777           913
                                           -------      --------
                                           $29,486      $547,188
                                           =======      ========

(5)  INCOME  TAXES

On September 20, 2001, LPI received a notice of deficiency from the Internal Revenue Service for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 plus penalties of $351,124 and an unspecified amount of interest. Management is vigorously defending the Company against this claim and has filed a suit in tax court denying this liability and has been in active negotiations with the IRS in an effort to resolve this case. Our legal counsel has been unable to provide an estimate as to what liability, if any, we may have. Because we are unable to estimate its liability in connection with this claim, no liability related to this claim has been recorded in our financial statements as of May 31, 2003.

(6)  STOCK  TRANSACTIONS  AND  COMMON  STOCK  OPTIONS

As of May 31, 2002, the Company had outstanding warrants for 151,220 shares of the Company's treasury stock exercisable at $1.86 to $7.50 per share.

On May 12, 2002, the Company declared a $0.025 per common share dividend. The dividend was paid on May 31, 2002.

On August 31, 2002, the Company declared a $0.025 per common share dividend. The dividend was paid on August 31, 2002.

On November 30, 2002, the Company declared a $0.035 per common share dividend. The dividend was paid on December 15, 2002.

On February 28, 2003, the Company declared a $0.03 per common share dividend. The dividend was paid on March 15, 2003.

On May 31, 2003, the Company declared a $0.03 per common share dividend. The dividend was paid on June 11, 2003.

As of May 31, 2003 the Company has three stock-based compensation plans which are described below. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the three months ended May 31, 2003, and 2002 related to its stock option plans under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation", net earnings and net earnings per share would have decreased to the pro forma amounts shown below for the three months ending May 31, 2003 and 2002:

                                                             2003        2002
                                                          ----------   --------
Pro forma net earnings applicable to
  common stockholders                                     $1,016,419   $210,863

Less:  Total stock based compensation expense
determined under  fair  value  based  method  for
all  awards,  net  of related  tax  effect                   (82,885)   (36,785)
                                                          ----------   --------

Pro forma net earnings  per common share                  $  933,534   $174,078
                                                          ==========   ========


                                                             2003        2002
                                                          ----------   --------
Earnings  per  share:

Basic  -  as  reported                                    $     0.11   $   0.02
                                                          ==========   ========

Basic  -  pro  forma                                      $     0.10   $   0.02
                                                          ==========   ========

Diluted  -  as  reported                                  $     0.11   $   0.02
                                                          ==========   ========

Diluted  -  pro  forma                                    $     0.10   $   0.02
                                                          ==========   ========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 1,548% and 2,668% for 2003 and 2002, respectively; volatility of 40%; and expected life less than two years. The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

(7)  EARNINGS  (LOSS)  PER  SHARE

For  the  Three  Months  Ended  May  31,  2003

                                            2003                             2002
                                --------------------------------------------------------------
                                Income     Shares    Per Share    Income    Shares   Per Share
                                ------     ------    ---------    ------    ------   ---------
Basic:
  Income
  attributable  to
  Common  Stock               $1,016,419  9,449,785    $0.11     $210,863  9,613,676   $0.02

Effective  of
dilutive  securities:
  Stock Options                        -        924        -            -        924       -
                              ----------  ---------    -----     --------  ---------   -----

Dilutes:
  Income
  attributable  to
  common  stock,
  after  assumed
  dilutions                   $1,016,419  9,450,709    $0.11     $210,863  9,614,600   $0.02
                              ==========  =========    =====     ========  =========   =====

(8)  CONTINGENCIES

LPI was named as defendant in a suit claiming it violated the Texas Securities Act by not complying with the registration requirements of the Act in connection with viatical settlement contracts it has arranged. On July 31, 2001, the McLennan County District Court for the 19th Judicial District ruled that the Company's viatical settlement transactions were not securities under Texas law and that the Company is not required to register them as securities prior to sale. In making its ruling, the Court awarded summary judgment against the Plaintiff in this action dismissing the case entirely. Plaintiff has appealed this decision. LPI has not accrued any liability in connection with this suit as of May 31, 2003.

On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and restitution to the affected individuals. The Company has met with the plaintiff to discuss resolution of this matter, but the results of that meeting were not conclusive. Management believes that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. The Company's primary legal counsel in this case has informed the Company that they do not anticipate the settlement costs in this case to exceed $300,000. As of May 31, 2003, the Company had accrued $300,000 for the settlement of this case.

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with investors. Most of these denials related to suicide clauses or unforeseeable reductions in face amount. Face amount of the policies in question total $796,500. During the prior fiscal year, the Company paid $236,699 to these investors and has accrued another $279,867 for future claims of which $72,077 was paid out during the three months ended May 31, 2003. No additional amounts were accrued during the three months ended May 31, 2003.

On September 20, 2001, the Company received notice from the Internal Revenue Service of a proposed tax adjustment to LPI's taxable income for the years ended September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,755,624 plus proposed penalties totaling $351,124. LPI would also be liable for interest due on any portion of this assessment that is upheld. LPI has filed a tax court petition in response to this proposed assessment. The Company's legal counsel in this matter is not able to make an estimate as to the amount of LPI's liability in this matter. Management believes that it has substantial support for its position and that the ultimate liability will be substantially less than the proposed assessment. Because the Company has not been able to quantify its liability with regard to this proposed assessment, no loss accrual was recorded on the financial statements as of May 31, 2003.

(9)  SUBSEQUENT  EVENTS

On July 9, 2003, the Company purchased a 20% interest in Life Partners Latin America, LLC, a company specializing in marketing to investors in Latin America, for a total price of $229,475.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     Statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance; anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets; developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involved a number of risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for fiscal 2003. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

     The following discussion is intended to assist in understanding of our financial position as of May 31, 2003, and our results of operations for the three-month periods ended May 31, 2003 and 2002. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2003. The footnotes to the Consolidated Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

The  Company

     General.  Life  Partners  Holdings,  Inc.  ("We",  the  "Company"  or "Life
Partners") is the parent company of Life Partners, Inc. ("LPI") LPI is the oldest and one of the largest viatical settlement companies in the United States. To supplement LPI's viatical business, we have also undertaken development of the market for senior life settlement transactions, which we believe will emerge as a market surpassing the viatical market.

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

     The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended May 31, 2003 and 2002:

                                           Period  Ended      Period  Ended
                                           May  31,  2003     May  31,  2002
                                           --------------     --------------
Number of settlements                                85                65

Face value of policies (in '000's)              $12,573            $2,405

Average revenue per settlement                  $55,797           $31,387

Net revenues derived (in '000's) (1)             $2,554            $1,062

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

Comparison  of  the  Three  Months  Ended  May  31,  2003  and  2002

     We reported net income of $1,016,419 for the three months ended May 31, 2003, as compared to net income of $210,863 for the three months ended May 31, 2002. This increase in net income is attributable primarily to the following factors: (1) a 78% increase in the average revenues per settlement and (2) an 31% increase in the number of cases, offset in part by (3) a 124% increase in brokerage and referral fees and (4) an income tax accrual of $514,440 in the first quarter of 2003.

     Revenues - Revenues increased by $2,702,627 or 132% from $2,040,148 in 2002 to $4,742,775 in 2003. This increase was due primarily to a 78% increase in the average revenue per viatical settlement from $31,387 in 2002 to $55,797 in 2003 and a 31% increase in the number of viatical settlements. The increase in the number of viatical settlements was due to increased demand for viatical settlements from both domestic and foreign investors. We believe the increasing demand results from investor trends toward diversifying their portfolios and avoiding economically sensitive investments. More investors are realizing that viatical and life settlement transactions have inherent diversification and investment value, irrespective of the performance of equity or bond markets. We believe domestic demand will continue to grow and we expect to increase our volume of business from foreign clients as well, especially in South American and the Pacific Rim. Approximately 48% of our business for the fiscal quarter was from domestic investors while approximately 52% was from foreign investors.

     Brokerage and Referral Fees - Brokerage and referral fees increased 124% or $1,210,749 from $978,415 in 2002 to $2,189,164 in 2003. This increase is due primarily to a 132% increase in revenues. Brokerage and referral fees generally increase or decrease with revenues and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual viators whom they represent. In some instances, several brokers may compete for representation of the same viator, which will result in lower broker fees. No broker fees are paid when a viator is not represented by a broker and presents a policy to us directly. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, individual agreements between clients and their referring financial planners. No referral fees are paid when clients approach us directly.

     Expenses - Operating General and Administrative expenses increased by 46% or $310,291 from $675,182 in 2002 to $985,473 in 2003. The increase in general operating and administrative expenses is due primarily to (1) increases in employee salaries and benefits, and (2) increases in advertising and marketing. There were no material changes in depreciation expense, interest and other income or interest expense.

     Income Taxes - Income tax expense increased by $384,440 from $130,000 in 2002 to $514,440 in 2003. The income tax accrual is due to the net income recognized during the current quarter.

Liquidity  and  Capital  Resources

     Operating Activities - Net cash flows provided by operating activities for the three months ended May 31, 2003 was $820,548 compared with net cash flows provided by operating activities of $385,091 for the three months ended May 31, 2002. This increase in cash flows from operating activities was attributable primarily to net income of $1,016,419 and an addition to income taxes payable $129,440 offset in part by a $308,568 decrease in accounts payable and accrued liabilities.

     Our strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for viatical settlements will continue to grow during the next year, especially as the value of such transactions in terms of diversity of investment risk, low risk to capital, and the potential for a superior return on investment becomes increasingly well known. To make these factors known, we are increasing our advertising and educational awareness to potential sellers of policies and have made substantial progress in the development of a purchasing platform for our senior life settlements.

Capital  Requirements  and  Resources

     At May 31, 2003, we had working capital of $3,986,630. We believe future viatical settlement operations will generate sufficient profits and cash flows to meet our anticipated working capital needs for this business segment. We believe that senior life settlements will be marketed in a manner similar to viatical settlements as well as through pooled securitization arrangements. We intend to pursue both methods to develop the senior life settlement market.

Off-Balance  Sheet  Arrangements

     We  do  not  engage  in any off-balance sheet arrangements or transactions.

Item  3.  Controls  and  Procedures

     Evaluation of disclosure controls and procedures. As of a date (the "Evaluation Date") within 90 days before the filing date of this Report, our CEO and CFO evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)). They concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective and designed to ensure that they would know or be informed of material information relating to us and our consolidated subsidiaries.

     Changes in internal controls. After the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect those controls.

Part  II  -  other  information

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

          99.1     Section  906  Certification

     (b) We filed the following Form 8-K's during the quarter ended May 31, 2003:

          (i) A Form 8-K dated March 18, 2003 attaching press releases regarding revenues for the fiscal year ended February 28,
               2003 and announcing payment of its quarterly dividend on March 14, 2003.

          (ii) A Form 8-K dated March 21, 2003 amending its previously filed Form 8-K filed on March 18, 2003 to be signed by a duly authorized officer.

         (iii) A Form 8-K dated May 19, 2003 attaching a press release regarding revenues and net income after taxes for the fiscal year ended February 28, 2003 and a press release announcing the pay date of its quarterly dividend would be on or about June 15, 2003.



                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July  15,  2003

                                          Life  Partners  Holdings,  Inc.
                                          By:/s/  Brian  D.  Pardo
                                             -----------------------------------
                                             Brian  D.  Pardo
                                             President  and  Chief  Executive
                                               Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  July  15,  2003
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  July  15,  2003
                                       /s/ Nina Piper
                                       Nina Piper
                                       Chief Financial Officer