Form 10QSB
period 2003-08-31
LIFE PARTNERS HOLDINGS INC
filed 2003-10-14
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

 X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                For the quarterly period ended: August 31, 2003
                                       or
  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares  of  Common  Stock,  $.01  par  value, outstanding as of August 31, 2003:
9,446,785

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                          LIFE PARTNERS HOLDINGS, INC.

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

          Consolidated  Balance  Sheet  -  August  31,  2003                 3-4

          Consolidated  Statements  of Operations - For the
               Three Months and Six  Months Ended
               August  31,  2003  and  2002                                    5

          Consolidated  Statements  of  Shareholders'  Equity  -
               For the Six Months Ended August  31,  2003  and  2002           6

          Consolidated  Statements  of  Cash  Flows  -  For
               the  Six  Months  Ended August  31,  2003  and  2002            7

          Notes  to  Consolidated  Financial  Statements                    8-12

     Item  2.  Management's  Discussion  and  Analysis                     13-16

     Item  3.  Controls  and  Procedures                                      16

PART  II.  OTHER  INFORMATION

     Item  1.  Legal  Proceedings                                             16

     Item  4.  Submission  of  Matters  To  A  Vote  Of  Shareholders      16-17

     Item  6.  Exhibits  and  Reports  on  Form  8-K                          17

     Signatures                                                               17

PART  I  -  FINANCIAL  INFORMATION


                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                AUGUST 31, 2003
                                  (Unaudited)
                                  Page 1 of 2

                                     ASSETS
CURRENT  ASSETS:
  Cash                                                            $  3,655,947
  Investment  in  Income  Funds                                      1,630,500
  Accounts  receivable                                                 478,563
  Deferred  income  taxes                                              262,000
  Prepaid  expenses                                                     92,513
                                                                  ------------

      Total  current  assets                                         6,119,523
                                                                  ------------

PROPERTY  AND  EQUIPMENT:
  Land  and  building                                                  853,123
  Machinery  and  equipment                                            285,247
  Transportation  equipment                                            151,451
                                                                  ------------

                                                                     1,289,821
  Accumulated  depreciation                                           (268,420)
                                                                  ------------

                                                                     1,021,401
                                                                  ------------


OTHER  ASSETS:
  Premium  advances, net  of  reserve  for
    uncollectible  of  $708,201                                              -
  Deferred  income  taxes                                              278,000
  Other                                                                 98,894
                                                                  ------------
                                                                       376,894
                                                                  ------------

      Total  Assets                                               $  7,517,818
                                                                  ============

                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                AUGUST 31, 2003
                                  (Unaudited)
                                  Page 2 of 2

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Accounts  payable                                               $    404,264
  Accrued liabilities - contingencies and other                      1,429,968
  Current  portion  of  long-term debt                                  45,747
  Deferred  revenue                                                    162,150
  Income  taxes  payable                                               380,239
                                                                  ------------

      Total  current  liabilities                                    2,422,368
                                                                  ------------

LONG-TERM DEBT, net of current portion shown above                     525,307
                                                                  ------------

SHAREHOLDERS'  EQUITY:
  Common  stock,  $0.01  par  value  10,000,000  shares
    authorized;  9,711,400  shares  issued                              97,114
    Additional  paid-in  capital                                    10,286,988
    Accumulated  deficit                                            (5,324,000)
    Less:  Notes  receivable  issued  for  common  stock              (478,431)
    Less:  Treasury  stock  -  264,615  shares                         (11,528)
                                                                  ------------

      Total  shareholders'  equity                                   4,570,143
                                                                  ------------

      Total  Liabilities and Shareholders' Equity                 $  7,517,818
                                                                  ============




                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 2003 and 2002
                                  (Unaudited)

                                             For the Three Months Ended  For the Six Months Ended
                                                      August 31                 August  31
                                             --------------------------  -------------------------
                                                  2003         2002         2003         2002
                                              -----------  -----------   -----------  -----------
REVENUES                                      $ 3,332,480  $ 2,716,019   $ 8,075,255  $ 4,756,167
BROKERAGE FEES                                  1,587,751    1,435,211     3,776,915    2,413,625
REVENUES, NET OF BROKERAGE FEES                 1,744,729    1,280,808     4,298,340    2,342,542
                                              -----------  -----------   -----------  -----------
OPERATING  AND  ADMINISTRATIVE  EXPENSES:
  General and administrative                    1,085,714      858,529     2,071,187    1,533,711
  Accrued contingency costs                             -       36,267           519       91,267
  Depreciation                                     18,350       14,668        36,339       28,383
                                              -----------  -----------   -----------  -----------
                                                1,104,064      909,464     2,108,045    1,653,361
                                              -----------  -----------   -----------  -----------

INCOME FROM OPERATIONS                            640,665      371,344     2,190,295      689,181
                                              -----------  -----------   -----------  -----------

OTHER  INCOME  (EXPENSES):
  Interest and other income                        94,947       45,890       150,687       80,636
  Other expense                                   (88,991)           -      (150,011)           -
  Interest expense                               (361,552)     (15,578)     (375,043)     (27,297)
  Unrealized gain (loss) on
    marketable securities                         (94,500)           -       (94,500)           -
                                              -----------  -----------   -----------  -----------
                                                 (450,096)      30,312      (468,867)      53,339
                                              -----------  -----------   -----------  -----------

INCOME BEFORE INCOME TAXES                        190,569      401,656     1,721,428      742,520
                                              -----------  -----------   -----------  -----------

INCOME  TAXES:
  Current tax expense                             401,820      145,000       916,260      275,000
  Deferred tax (benefit)                         (540,000)           -      (540,000)           -
                                              -----------  -----------   -----------  -----------
                                                 (138,180)     145,000       376,260      275,000
                                              -----------  -----------   -----------  -----------

      NET  INCOME                             $   328,749  $   256,656   $ 1,345,168  $   467,520
                                              ===========  ===========   ===========  ===========

PER  SHARE  EARNINGS
  PER  SHARE                                  $      0.03  $      0.03   $      0.14  $      0.05
                                              ===========  ===========   ===========  ===========

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES OUTSTANDING                9,446,785    9,469,476     9,446,785    9,469,476
                                              ===========  ===========   ===========  ===========



                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED AUGUST 31, 2003 and 2002
                                  (Unaudited)


                              Common Stock                                                       Treasury  Stock
                           --------------------                                               ---------------------
                            Number     $0.010     Additional                                   Number                    Total
                              of         par        Paid-In     Accumulated       Note           of                   Shareholders'
                            Shares      Value       Capital       Deficit      Receivable      Shares        Amount      Equity
                          ----------   --------   -----------   ------------   ----------     ---------  ------------ -------------
Balance,
  February  28,  2002     10,000,000   $100,000   $11,254,600   $(6,878,060)    $(479,045)    370,324     $(337,775)  $ 3,659,720

Payment  on  note
  Receivable                       -          -             -             -           614           -             -           614

Treasury  Stock
  Purchased                        -          -             -             -             -     160,200      (375,000)     (375,000)

Dividends Declared                 -          -             -      (488,670)            -           -             -      (488,670)

Net Income for the Six
  Months  Ended
  August 31, 2002                  -          -             -       467,520             -           -             -       467,520
                         -----------   --------   -----------   -----------     ---------     -------     ---------   -----------

Balance,
  August 31, 2002        $10,000,000   $100,000   $11,254,600   $(6,899,210)    $(478,431)    530,524     $(712,775)  $ 3,264,184
                         ===========   ========   ===========   ===========     =========     =======     =========   ===========

Balance,
  February  28,  2003      9,711,400   $ 97,114   $10,286,988   $(6,102,285)    $(478,431)    226,615     $       -   $ 3,803,386

Treasury  stock
  Purchased                        -          -             -             -             -      38,000       (11,528)      (11,528)

Dividends declared                 -          -             -      (566,883)            -           -             -      (566,883)

Net Income for the
  Six Months Ended
  August 31, 2003                  -          -             -     1,345,168             -           -             -     1,345,168
                         -----------   --------   -----------   -----------     ---------     -------     ---------   -----------

Balance,
  August 31, 2003          9,711,400   $ 97,114   $10,286,988   $(5,324,000)    $(478,431)    264,615     $ (11,528)  $ 4,570,143
                          ==========   ========   ===========   ===========     =========     =======     =========   ===========


                             See accompanying notes

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2003 and 2002
                                  (Unaudited)

                                                          2003          2002
                                                      -----------   -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  income                                         $ 1,345,168   $   467,520
  Adjustments  to  reconcile  net  income  to
    operating  activities  -
    Depreciation                                           36,339        28,383
    Unrealized loss on marketable securities               94,500             -
    (Increase) in accounts receivable                     (47,020)      (31,341)
    (Increase) decrease in prepaid expenses               (89,717)      100,636
    (Increase) in other assets                            (12,849)      (16,392)
    Increase in accounts payable                           68,711        70,507
    Increase  in accrued liabilities                       52,323       187,651
    Increase (decrease) in income taxes payable          (120,261)      275,000
    Increase in deferred tax benefit                     (540,000)            -
    Increase in deferred revenue                            4,000         7,400
                                                      -----------   -----------
    Net cash provided by (used in)
      operating activities                                791,194     1,089,364
                                                      -----------   -----------


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Advance on note receivable                                    -        (8,875)
  Payment on note receivable                                    -         2,733
  Investment in income funds                           (1,725,000)            -
  Purchases of property and equipment                     (61,951)      (33,270)
                                                      -----------   -----------
    Net cash used in investing activities              (1,786,951)      (39,412)
                                                      -----------   -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Payments on note payable                                (12,748)      (12,092)
  Treasury stock purchased                                (11,528)     (375,000)
  Proceeds from issuance of common stock                        -             -
  Dividends                                              (566,883)     (488,669)
                                                      -----------   -----------

    Net cash used in financing activities                (591,159)    (875,761)
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (1,586,916)      174,191

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          5,242,863     4,525,292
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 3,655,947   $ 4,699,483
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest  paid,  net  of  capitalized amounts       $    28,473   $    15,578
                                                      ===========   ===========

  Income taxes paid                                   $   651,521   $         -
                                                      ===========   ===========

                            See accompanying notes.

                          Life Partners Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                August 31, 2003
                                  (Unaudited)


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

During April 2003, the Company invested $1,005,000 to purchase 67,000 shares of Nuveen Preferred and Convertible Income Fund. During May 2003, the Company invested $500,000 to purchase 25,000 shares of Eaton Vance Limited Duration Income Fund. During June 2003, the Company sold 12,800 shares of Nuveen Preferred and Convertible Income Fund for $192,000 and invested $500,000 in 25,000 shares of Evergreen Managed Income Fund. During July 2003, the Company sold 21,200 shares of Nuveen Preferred and Convertible Income Fund for $318,000 and 12,500 shares of Evergreen Managed Income Fund for $250,000. The Company invested $240,000 in 16,000 shares of Salomon Brothers Global High Income Fund. During August 2003, the Company invested $240,000 in 16,000 shares of Franklin Templeton Ltd. Duration TR. As of August 31, 2003, the Company had incurred and recorded an unrealized loss on these marketable securities of $94,500.

(4)  LONG-TERM  DEBT

As  of  August  31,  2003,  the  Company  had  the  following  long-term  debt:

                                      Current     Long  Term
                                      -------     ----------
          Building  Loan              $43,857      $524,915
          Equipment  Loans              1,890           392
                                      -------      --------
                                      $45,747      $525,307
                                      =======      ========

(5)  INCOME  TAXES

On September 20, 2001, LPI received a notice of deficiency from the Internal Revenue Service for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 plus penalties of $351,124 and an unspecified amount of interest. As of August 31, 2003, the Company has reached a settlement with the Service and has agreed to pay a deficiency of $377,995 plus interest with no penalties. The Company anticipates the settlement amount will not be due and payable until the third or fourth quarter of its current fiscal year. In addition, as of August 31, 2003, the Company had accrued $346,570 in interest expense on this settlement.

The settlement of the Internal Revenue Service claim caused the Company to change its estimate regarding the need for a valuation allowance of its net deferred income tax asset of $540,000. The Company now believes it will be able to fully utilize its deferred income tax asset and the valuation allowance has been eliminated.

(6)  STOCK  TRANSACTIONS  AND  COMMON  STOCK  OPTIONS

As of August 31, 2002, the Company had outstanding warrants for 151,220 shares of the Company's treasury stock exercisable at $1.86 to $7.50 per share.

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

On August 31, 2003, the Company declared a $0.03 per common share dividend. The dividend was paid on September 15, 2003.

As of August 31, 2003, the Company has three stock-based compensation plans which are described below. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the six months ended August 31, 2003, and 2002 related to its stock option plans under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation", net earnings and net earnings per share would have decreased to the pro forma amounts shown below for the six months ending August 31, 2003 and 2002:

                                                      2003         2002
                                                  ----------   -----------
Pro  forma  net  earnings applicable
  to common stockholders                          $1,345,168   $   467,520

Less:  Total  stock  based  compensation
  expense  determined under  fair  value
  based  method  for  all  awards,  net  of
  related  tax  effect                              (233,450)       (3,170)
                                                  ----------   -----------
Pro  forma  net  earnings  per  common
  share                                           $1,111,718   $   464,350
                                                  ==========   ===========

Earnings  per  share:

Basic  -  as  reported                            $     0.14   $      0.05
                                                  ==========   ===========


Basic  -  pro  forma                              $     0.12   $      0.05
                                                  ==========   ===========

Diluted  -  as  reported                          $     0.14   $      0.05
                                                  ==========   ===========

Diluted  -  pro  forma                            $     0.12   $      0.05
                                                  ==========   ===========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 1.342% and 2.272% for 2003 and 2002, respectively; volatility of 40%; and expected life less than two years. The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

(7)  EARNINGS  PER  SHARE

                                For the Three Months Ended August 31, 2003

                                    2003                              2002
                      -------------------------------    --------------------------------
                      Income      Shares    Per Share     Income     Shares     Per Share
                      -------    ---------  ---------    --------   ---------   ----------
Basic:
  Income
  attributable to
  Common  Stock       $328,749   9,446,785    $0.03       $256,656   9,469,476     $0.03

Effective of
  dilutive
  securities:
  Stock Options                     26,396                                 924
                      --------   ---------    -----       -------    ---------     -----
Dilutes:
  Income
  attributable
  To  common
  stock,  after
  assumed
  dilutions           $328,749   9,473,181    $0.03       $256,656   9,470,400     $0.03
                      ========   =========    =====       ========   =========     =====


                                For the Six Months Ended August 31, 2003

                                    2003                              2002
                      -------------------------------    --------------------------------
                      Income      Shares    Per Share     Income     Shares     Per Share
                      -------    ---------  ---------    --------   ---------   ----------
Basic:
  Income
  attributable to
  Common  Stock      $1,345,168  9,446,785     $0.14     $467,520   9,469,476     $0.05


Effective  of
  dilutive
  securities:
  Stock Options                     26,396                                924
                     ----------  ---------     -----      -------   ---------     -----



Dilutes:
  Income
  attributable to
  common  stock,
  after assumed
  dilutions          $1,345,168  9,473,181     $0.14     $467,520   9,470,400     $0.05
                     ==========  =========     =====     ========   =========     =====


(8)  CONTINGENCIES

On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and restitution to the affected individuals. The Company has met with the plaintiff to discuss resolution of this matter, but the results of that meeting have not been conclusive. Management believes that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. The Company's primary legal counsel in this case has informed the Company that they do not anticipate the settlement costs in this case to exceed $300,000. As of August 31, 2003, the Company had accrued $300,000 for the settlement of this case.

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with investors. Most of these denials related to suicide clauses or unforeseeable reductions in face amount. Face amount of the policies in question total $796,500. During the prior fiscal year, the Company paid $236,699 to these investors and has accrued another $ 279,867 for future claims of which $97,301 was paid out during the six months ended August 31, 2003. No additional amounts were accrued during the three months ended August 31, 2003.

On September 8, 2003, the Company filed suit against Transamerica Assurance Corporation to recover monies due under a policy which the Company believes are being wrongfully withheld. Management believes that the Company has a valid claim against the insurer and that the Company will recover the funds already paid to its investors under their purchase agreements. Because this is a suit to recover funds already paid from reserve amounts, no additional funds have been accrued.

On February 19, 2003, First Global Securities, Inc., filed suit against Life Partners Holdings, Inc., and others, claiming that Life Partners, Inc. breached the parties' agreement. We countersued, claiming that First Global and its agents had violated federal and state securities laws resulting in remedial costs for the Company . Limited discovery has occurred in this case and a court ordered mediation conference is scheduled for October 29, 2003. Management believes the claim on the part of First Global to be without merit, and further believes that LPI will prevail fully on the countersuit. Because the Company has not been able to quantify its liability with regard to this issue, no loss accrual was recorded on the financial statements as of August 31, 2003.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Forward-Looking  Statements

     Statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance; anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets; developments in industry regulations and the application of such regulations; and our strategies, plans and objectives, together with other statements that are not historical facts, are "forward-looking statements", as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involved a number of risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for fiscal 2003. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

     The following discussion is intended to assist in understanding of our financial position as of August 31, 2003, and our results of operations for the three- and six-month periods ended August 31, 2003 and 2002. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2003. The footnotes to the Consolidated Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.3

The  Company

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

     The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended August 31, 2003 and 2002:

                                              Period  Ended          Period  Ended
                                            August  31,  2002       August  31,  2003
                                          Three Month  Six Month  Three Month  Six Month
                                          -----------  ---------  -----------  ----------
     Number of settlements                       89         154           79         164

     Face value of policies (in '000's)     $15,297     $20,847       $8,380     $21,346

     Average revenue per settlement         $30,517     $30,884      $42,086     $49,239

     Net revenues derived (in '000's) (1)    $1,281      $2,343       $1,745      $4,298

(1) The revenues derived are exclusive of referring brokerage and referral fees.

     Our Senior Life Settlement Business. As a supplement to our viatical settlement business, we remain committed to the development of a senior life settlement business. A senior life settlement differs from a viatical settlement in that the insured in a life settlement is not terminally ill, is 65 years of age or older, and has a life expectancy of ten years or less. Senior life settlements appeal to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. The settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed. The market for senior life settlements is new and undeveloped and its extent is unknown. Since 2000, we have pursued institutional arrangements for the purchase of senior life settlements, possibly using a securitization structure in which the settlements would be pooled and interests in the pool sold to the institutional markets. Although we remain committed to this market, we have not taken a securitization structure to the investment market or otherwise realized appreciable revenues from senior life settlements.

Comparison  of  the  Three  Months  Ended  August  31,  2003  and  2002

     We reported net income of $328,749 for the three months ended August 31, 2003, as compared to net income of $256,656 for the three months ended August 31, 2002. This increase in net income is attributable primarily to the following factors: (1) a 38% increase in the average revenues per settlement, offset in part by (2) an 11% decrease in the number of settlements, (3) a 11% increase in brokerage and referral fees, (4) a net income tax benefit of $138,180, and (5) interest expense accrual of $346,570 on the IRS settlement.

     Revenues - Revenues increased by $616,461 or 23% from $2,716,019 in 2002 to $3,332,480 in 2003. This increase was due primarily to a 38% increase in the average revenue per viatical settlement from $30,517 in 2002 to $42,086 in 2003 and offset by an 11% decrease in the number of viatical settlements. We believe this increase in revenue is attributable to market conditions for policies and the strength of our position in the market. Although we noted a decrease in the number of viatical settlements we transacted during this period, we believe this decrease to be reflective of a cyclical business reduction from both foreign and domestic investors due to summer holidays. In general, both domestic and foreign investors are realizing that viatical and life settlement transactions have inherent diversification and investment value, irrespective of the performance of equity or bond markets. We believe that, during the remainder of this fiscal year, domestic and foreign demand will continue to grow and we expect to increase our volume of business. Approximately 53% of our business for the fiscal quarter was from domestic investors while approximately 47% was from foreign investors.

     Brokerage and Referral Fees - Brokerage and referral fees increased 11% or $152,540 from $1,435,211 in 2002 to $1,587,751 in 2003. This increase is due primarily to a 23% increase in revenues. Brokerage and referral fees generally increase or decrease with revenues and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual viators whom they represent. In some instances, several brokers may compete for representation of the same viator, which will result in lower broker fees. No broker fees are paid when a viator is not represented by a broker and presents a policy to us directly. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, individual agreements between clients and their referring financial planners. No referral fees are paid when clients approach us directly.

     Expenses - Operating General and Administrative expenses increased by 26% or $277,185 from $858,529 in 2002 to $1,085,714 in 2003. The increase in general operating and administrative expenses is due primarily to (1) increases in salaries and benefits, including health care insurance premiums and, (2) increases in advertising and marketing. Apart from an interest expense charge of $345,974 due to recognition of interest on an IRS settlement, there were no material changes in depreciation expense, other income or interest expense.

     Income Taxes - Income tax expense decreased by $283,180 from $145,000 in 2002 to ($138,180) in 2003. During 2003, the Company accrued an additional $346,570 in current income taxes payable and recognized a deferred income tax benefit due to a change in the estimate of the Company's ability to utilize its deferred income tax benefits.

Comparison  of  the  Six  Months  Ended  August  31,  2003  and  2002

     The Company reported net income of $1,345,618 for the six months ended August 31, 2003, as compared to net income of $467,520 for the six months ended August 31, 2002. This increase in net income is attributable primarily to the following factors: (1) a 59% increase in the average revenues per settlement and
(2) a 6% increase in the number of cases, offset in part by (3) a 56% increase in brokerage and referral fees, (4) an income tax accrual of $376,260, and (5) an interest expense charge of $345,974 due to recognition of interest on an IRS settlement.

     Revenues - Revenues increased by $3,319,088 or 70% from $4,756,167 in 2002 to $8,075,255 in 2003. This increase was due primarily to a 59% increase in the average revenue per viatical settlement from $30,884 in 2002 to $49,239 in 2003 and a 6% increase in the number of viatical settlements. Despite a slight slowdown in foreign and domestic demand during the summer months, overall demand from domestic and foreign investors continues to demonstrate a increasing trend as investors and their financial advisors recognize the inherent diversification and investment value of viatical and life settlement transactions, irrespective of the performance of global equity or bond markets.

     Brokerage and Referral Fees - Brokerage and referral fees increased 56% or $1,363,290 from $2,413,625 in 2002 to $3,776,915 in 2003. This increase is due primarily  to  a  70%  increase  in  revenues.

     Expenses - Operating and administrative expenses increased by 35% or $537,476 from $1,533,711 in 2002 to $2,071,187 in 2003. The increase in general and administrative expenses is due primarily to increases in (1) health care insurance premiums (2) increases in postage and overnight courier costs, (3) infrastructure improvements (4) increases in consultant fees and (5) a $207,768 increase in advertising. Apart from an interest expense charge of $345,974 due to recognition of interest on an IRS settlement, there were no material changes in depreciation expense, other income or interest expense.

     Income Taxes - Income tax expense increased by $101,260 from $275,000 in 2002 to $376,260 in 2003. The income tax accrual is due to the net income recognized during the period plus the accrual of $346,570 related to the settlement of an Internal Revenue Service claim less a $540,000 deferred income tax benefit due to a change in the estimate of the Company's ability to utilize its deferred income tax benefits.

Liquidity  and  Capital  Resources

     Operating Activities - Net cash flows provided by operating activities for the six months ended August 31, 2003 was $791,194 compared with net cash flows provided by operating activities of $1,089,364 for the six months ended August 31, 2002. This decrease in cash flows from operating activities was attributable primarily to the accrual of income taxes and interest expense totaling $724,565, related to the settlement of a claim by the Internal Revenue Service.

     Our strategy is to increase cash flows generated from operations by increasing revenues, while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for viatical settlements will continue to grow during the remainder of this year, especially as the value of such transactions in terms of diversity of investment risk, low risk to capital, and the potential for a superior return on investment becomes increasingly well known. To make these factors known, we are increasing our advertising and educational awareness to potential sellers of policies and have made substantial progress in the development of a purchasing platform for our senior life settlements.

Capital  Requirements  and  Resources

     As of August 31, 2003, we had working capital of $3,697,155. We believe future viatical settlement operations will generate sufficient profits and cash flows to meet our anticipated working capital needs for this business segment. We believe that senior life settlements will be marketed in a manner similar to viatical settlements, as well as through pooled securitization arrangements. We intend to pursue both methods to develop the senior life settlement market.

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

Part  II  -  other  information

Item  1.  LEGAL  PROCEEDINGS

On September 20, 2001, the Company received notice from the Internal Revenue Service of a proposed tax adjustment to LPI's taxable income for the years ended September 30, 1993, 1994 and 1995. The proposed tax deficiencies totaled $1,755,624 plus proposed penalties totaling $351,124. LPI reached a settlement agreement with the Internal Revenue Service to pay $377,995 for tax deficiencies during the years 1993 through 1995. The Service has agreed to waive all penalties on this amount. LPI intends to file a request for abatement of interest on the tax, which abatement is within the discretion of the Service, but subject to judicial review.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS

     On July 31, 2003, we held our Annual Meeting of Shareholders. The matters voted upon and the voting results are summarized below.

                                                           Abstain/
                                      For       Against    Withheld    Unvoted
                                      ---       -------    ---------   -------
1.  Election  of  Directors
      Brian D. Pardo               8,193,471      70,249         0    1,221,155
      R. Scott Peden               8,198,471      65,249         0    1,221,155
      Dwight L. Pierce             2,237,677   6,026,043         0    1,221,155
      Tad Ballantyne               8,201,177      62,543         0    1,221,155
      Jacquelyn Davis              8,198,471      65,249         0    1,221,155
2.  Ratifying the selection of
    independent auditors           8,195,187      11,550    56,983    1,221,155

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

          31.1  Section  302  Certifications
          32.1  Section  1350  Certification

     (b) We filed the following Form 8-K's during the quarter ended August 31, 2003:

          (i) A Form 8-K dated June 12, 2003 attaching press releases announcing revenues for the quarter ending May 31, 2003.
         (ii) A Form 8-K dated July 22, 2003 attaching a press release announcing board authorization to repurchase up to 250,000 shares of the Company's stock on the open market.
        (iii) A Form 8-K dated August 13, 2003 attaching a press release announcing payment of its quarterly dividend.


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. October 15, 2003

                                      Life  Partners  Holdings,  Inc.
                                      By:  /s/  Brian  D.  Pardo
                                           ------------------------------------
                                           Brian  D.  Pardo
                                           President and Chief Executive Officer