Form 10QSB
period 2003-11-30
LIFE PARTNERS HOLDINGS INC
filed 2004-01-13
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                For the quarterly period ended: November 30, 2003
                                       or
  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares  of  Common  Stock,  $.01 par value, outstanding as of November 30, 2003:
9,474,785

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                          LIFE PARTNERS HOLDINGS, INC.

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

          Consolidated Condensed Balance Sheet  -  November 30, 2003         3-4

          Consolidated  Condensed Statements of Operations - For
               the Three Months and Nine Months  Ended
               November  30,  2003  and  2002                                  5

          Consolidated  Condensed Statements of Shareholders'
               Equity - For the Nine Months Ended  November  30,
               2003  and  2002                                                 6

          Consolidated  Condensed  Statements  of  Cash  Flows -
               For the Nine Months Ended November 30, 2003 and 2002            7

          Notes  to  Consolidated  Condensed  Financial  Statements         8-12

     Item  2.  Management's  Discussion  and  Analysis                     12-16

     Item  3.  Controls  and  Procedures                                      16

PART  II.  OTHER  INFORMATION

     Item  1.  Legal  Proceedings                                             17

     Item  6.  Exhibits  and  Reports  on  Form  8-K                          17

     Signatures                                                               18

PART  I  -  FINANCIAL  INFORMATION

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                NOVEMBER 30, 2003
                                  (Unaudited)
                                  Page 1 of 2

                                     ASSETS

CURRENT  ASSETS:
Cash                                                           $      4,054,040

Investment in income funds                                            1,317,537

Accounts receivable                                                     525,207

Prepaid expenses                                                         71,753
                                                               ----------------

     Total current assets                                             5,968,537
                                                               ----------------

PROPERTY  AND  EQUIPMENT:

Land and building                                                       853,123

Machinery and equipment                                                 308,283

Transportation equipment                                                151,451
                                                               ----------------

                                                                      1,312,857

Accumulated depreciation                                               (287,575)
                                                               ----------------

                                                                      1,025,282
                                                               ----------------

OTHER  ASSETS:

Premium advances net of reserve for uncollectible of $793,314                 -

Other                                                                    98,461

Deferred income taxes                                                   540,000
                                                               ----------------

                                                                        638,461
                                                               ----------------

Total Assets                                                   $      7,632,280
                                                               ================



                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                NOVEMBER 30, 2003
                                  (Unaudited)
                                  Page 2 of 2

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
Accounts payable                                                $       235,389

Accrued liabilities - contingencies and other                         1,590,309

Current portion of long term-debt                                        46,337

Deferred revenue                                                        164,450

Income taxes payable                                                    452,995
                                                               ----------------

     Total current liabilities                                        2,489,480
                                                               ----------------

LONG-TERM DEBT, net of current portion shown above                      513,596
                                                               ----------------

SHAREHOLDERS'  EQUITY:

Common stock, $0.01 par value 10,000,000 shares                          97,114
authorized;  9,711,400  shares  issued

Additional paid-in capital                                           10,327,540

Accumulated deficit                                                  (5,317,019)

Less: Notes receivable issued for common stock                         (478,431)

Less: Treasury stock - 236,615 shares                                         -
                                                               ----------------

     Total shareholders' equity                                       4,629,204
                                                               ----------------

     Total Liabilities and Shareholders' Equity                $      7,632,280
                                                               ================



                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 2003 and 2002
                                  (Unaudited)

                           For the Three Months Ended  For the Nine Months Ended
                                   November  30              November  30
                           --------------------------  -------------------------
                                2003         2002          2003         2002
                             ----------   ----------   -----------   ----------
REVENUES                     $3,057,743   $3,779,729   $11,132,998   $8,535,896

BROKERAGE AND
REFERRAL FEES                 1,343,766    1,829,404     5,120,681    4,243,029
                             ----------   ----------   -----------   ----------

REVENUES, NET OF BROKERAGE
AND REFERRAL FEES             1,713,977    1,950,325     6,012,317    4,292,867
                             ----------   ----------   -----------   ----------

OPERATING AND ADMINISTRATIVE
EXPENSES:

     General and
     administrative           1,141,173      904,111     3,362,370    2,437,822

     Accrued contingency
     costs                            -      105,000           519      196,267

     Depreciation                19,155       17,321        55,494       45,704
                             ----------   ----------   -----------   ----------

                              1,160,328    1,026,432     3,418,383    2,679,793
                             ----------   ----------   -----------   ----------

INCOME FROM OPERATIONS          553,649      923,893     2,593,934    1,613,074
                             ----------   ----------   -----------   ----------

OTHER INCOME (EXPENSES):

     Interest and
     other income                77,844       59,635       228,531      140,270

     Interest expense            (4,251)     (14,255)     (379,293)     (41,551)

     Unrealized gain (loss)      37,485            -       (57,016)           -
                             ----------   ----------   -----------   ----------

                                111,078       45,380      (207,778)      98,719
                             ----------   ----------   -----------   ----------

INCOME BEFORE INCOME TAXES      664,727      969,273     2,386,156    1,711,793
                             ----------   ----------   -----------   ----------

INCOME  TAXES:
     Current tax expense        278,756      303,500     1,195,016      578,500

     Deferred tax (benefit)           -            -      (540,000)           -
                             ----------   ----------   -----------   ----------

                                278,756      303,500       655,016      578,500
                             ----------   ----------   -----------   ----------

     NET INCOME              $  385,971   $  665,773   $ 1,731,140   $1,133,293
                             ==========   ==========   ===========   ==========

PER  SHARE  EARNINGS

     PER  SHARE              $     0.04   $     0.07   $      0.18   $     0.12
                             ==========   ==========   ===========   ==========

AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES
     OUTSTANDING              9,454,829    9,477,676     9,450,780    9,477,676
                             ==========   ==========   ===========   ==========


                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 and 2002
                                  (Unaudited)


                              Common Stock                                                       Treasury  Stock
                           --------------------                                               ---------------------
                            Number     $0.010     Additional                                   Number                    Total
                              of         Par        Paid-In     Accumulated       Note           of                   Shareholders'
                            Shares      Value       Capital       Deficit      Receivable      Shares        Amount      Equity
                          ----------   ---------  -----------   ------------   ----------     ---------  ------------ -------------
Balance, February 28,
  2002                    10,000,000   $ 100,000  $11,254,600   $(6,878,060)    $ (479,045)   370,324    $ (337,775)   $3,659,720

Payment  on  note
  Receivable                                                                           614                                    614

Treasury  Stock
  Purchased                        -           -            -            -               -    152,000      (632,723)     (632,723)

Dividends Declared                 -           -            -     (830,300)              -          -             -      (830,300)

Net Income for the
  Nine Months Ended
  November 30, 2002                -           -            -     1,133,293              -          -             -     1,133,293
                          ----------   ---------  -----------   -----------     ----------    -------    ----------    ----------

Balance,  November 30,0
  2002                    10,000,000   $ 100,000  $11,254,600   $(6,575,067)    $ (478,431)   522,324     $(970,498)   $3,330,604
                          ==========   =========  ===========   ===========     ==========    =======     ==========   ==========

Balance,
  February 28, 2003        9,711,400   $  97,114  $10,286,988   $(6,102,285)    $ (478,431)   226,615     $       -    $3,803,386

Treasury  stock
  Purchased                        -           -            -             -              -     38,000       (11,528)      (11,528)

  Options Exercised                -           -       40,552             -              -    (28,000)       11,528        52,080

  Dividends declared               -           -            -      (945,874)             -          -             -      (945,874)

Net Income for the
  Nine Months Ended
  November 30, 2003                -           -            -     1,731,140              -          -             -     1,731,140
                          ----------   ---------  -----------   -----------     ----------    -------    ----------    ----------

Balance,
  November 30, 2003        9,711,400    $ 97,114  $10,327,540   $(5,317,019)    $(478,431)    236,615    $        -    $4,629,204
                          ==========   =========  ===========   ===========     ==========    =======     ==========   ==========


                             See accompanying notes

                          LIFE PARTNERS HOLDINGS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 and 2002
                                  (Unaudited)

                                                       2003             2002
                                                   -----------      -----------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income                                       $ 1,731,140      $ 1,133,293

  Adjustments  to  reconcile  net  income
  to  operating  activities  -

    Depreciation                                        55,494           45,704

    Decrease (increase) in accounts receivable         (93,664)         (41,776)

    Unrealized (gain) loss on investments               57,015                -

    (Increase) decrease in prepaid expenses            (68,957)         127,203

    (Increase) in other assets                         (12,416)         (26,795)

    Increase (decrease) in accounts payable           (100,163)          86,812

    Increase (decrease) in accrued liabilities         212,663          372,782

    Increase (decrease) in income taxes payable        (47,505)         428,500

    Deferred income taxes                             (540,000)               -

    Increase in unearned revenue                         6,300           10,100
                                                   -----------      -----------

    Net cash provided by operating activities        1,199,907        2,135,823
                                                   -----------      -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

  Payment on note receivable                                 -            4,727

  Investment in income funds                        (1,374,552)               -

  Purchases of property and equipment                  (84,987)        (172,294)
                                                   -----------      -----------

  Net cash used in investing activities             (1,459,539)        (167,567)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

  Payments on note payable                             (23,869)         (18,370)

  Treasury stock purchased                             (11,528)        (632,723)

  Stock options exercised                               52,080                -

  Dividends                                           (945,874)        (830,300)
                                                   -----------      -----------

  Net cash used in financing activities               (929,191)      (1,481,393)
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (1,188,823)         486,863

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                5,242,863        4,525,292
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                    $ 4,054,040      $ 5,012,155
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid, net of capitalized amounts        $    32,723      $    41,551
                                                   ===========      ===========

  Income taxes paid                                $   857,521      $   150,000
                                                   ===========      ===========


                            See accompanying notes.

                          LIFE PARTNERS HOLDINGS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINACNIAL STATEMENTS

                                NOVEMBER 30, 2003

                                  (Unaudited)


These consolidated condensed financial statements have been prepared by Life Partners Holdings, Inc. (the "Company" or "Life Partners") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-KSB.

(1)  DESCRIPTION  OF  BUSINESS

Life Partners is the parent company of Life Partners, Inc. ("LPI"). LPI is the oldest and one of the largest viatical settlement companies in the United States. LPI was incorporated in Texas in 1991 to assist persons in facilitating the purchase of life insurance policies of terminally ill persons at a discount to the face value of the policies. To supplement LPI's viatical business, Life Partners has also undertaken development of the market for senior life settlement transactions, which it believes will emerge as a market surpassing the viatical market. Senior life settlements involve the sale and transfer of life insurance policies covering the lives of older individuals who are not terminally ill.

(2)  CHANGE  IN  ACCOUNTING  PRINCIPLE

During the year ended February 28, 2003, the Company changed its income recognition method to record income at the time a settlement has been closed and the investor has obligated himself to making the investment. Prior to 2003, income was recognized when the payment was received. This change in method had no material effect on prior periods.

(3)  INVESTMENT  IN  TRADING  SECURITIES
The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

(4)  LONG-TERM  DEBT

As  of  November  30,  2003,  the  Company  had  the  following  long-term debt:

                                            Current                Long  Term
                                            -------                ----------
          Building  Loan                    $44,489                 $513,596

          Equipment  Loans                    1,848                        -
                                            -------                 --------

                                            $46,337                 $513,596
                                            =======                 ========

(5)  INCOME  TAXES

On Sept. 20, 2001, LPI received a notice of deficiency from the Internal Revenue Service ("IRS") for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 in federal income tax, plus penalties of $351,124 and an unspecified amount of interest. On November 30, 2003, LPI settled the dispute with the IRS by agreeing to pay total additional tax of $377,995, for all years in dispute and no penalties. LPI received a request from the IRS for payment of the additional tax plus interest. It intends to pay the tax during the fourth quarter of its fiscal year and to file a request for abatement of interest on the tax. Abatement of interest is in the discretion of the IRS, with an opportunity for review by the US Tax Court. Since the issue of abatement remains unresolved as of Dec. 31, 2003, the Company has not accrued any interest expense related to this matter during this quarter.

Settlement of this claim with the IRS along with continued profitable operating activities lead management to change in estimate as to the recoverability of its deferred income tax asset resulting in the recognition of $540,000 in deferred income tax benefits during the current year.

Major  components  of  this  deferred  tax  asset  are  as  follows:

Effect  of  accruing  losses  not  deductible  for  tax
  purposes  until  paid                                           $245,000
Effect  of  accruing  an  allowance  for  bad  debts
  on  premium  advances                                            273,000
Effect  of  writing  down  the  investment  in  life
  insurance  polices  to  cash  surrender  value  for
  financial  reporting  purposes                                    52,000
Effect of tax depreciation in excess of book depreciation          (30,000)
                                                                  --------

Total  deferred  income  tax  asset  at  November  30,  2003      $540,000
                                                                  ========

(6)  STOCK  TRANSACTIONS  AND  COMMON  STOCK  OPTIONS

As of November 30, 2003, the Company had outstanding warrants for 148,220 shares of the Company's treasury stock exercisable at $1.86 to $7.50 per share.

On February 28, 2003, the Company declared a $0.03 per common share dividend. The dividend was paid on March 15, 2003.

On May 31, 2003, the Company declared a $0.03 per common share dividend. The dividend was paid on June 11, 2003.

On August 31, 2003, the Company declared a $0.03 per common share dividend. The dividend was paid on September 15, 2003.

On November 30, 2003, the Company declared a $0.04 per common share dividend. The dividend was paid on December 15, 2003.

As of November 30, 2003, the Company has three stock-based compensation plans which are described below. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the nine months ended November 30, 2003 and 2002, related to its stock option plans under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation", net earnings and net earnings per share would have decreased to the pro forma amounts shown below for the nine months ending November 30, 2003 and 2002:

                                                          2003          2002
                                                       ----------    ----------
Pro forma net earnings applicable to
  common shareholders                                  $1,731,140    $1,133,293

Less:  Total  stock  based  compensation
  expense  determined under  fair  value
  based  method  for  all  awards,  net  of
  related  tax  effect                                   (204,344)      (73,600)
                                                       ----------    ----------

Pro  forma  net  earnings  per  common share           $1,526,796    $1,059,693
                                                       ==========    ==========

Earnings  per  share:

Basic  -  as  reported                                 $     0.18    $     0.12
                                                       ==========    ==========

Basic  -  pro  forma                                   $     0.16    $     0.11
                                                       ==========    ==========

Diluted  -  as  reported                               $     0.18    $     0.12
                                                       ==========    ==========

Diluted  -  pro  forma                                 $     0.16    $     0.11
                                                       ==========    ==========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 1.256% and 2.066% for 2003 and 2002, respectively; volatility of 40%; and expected life less than two years. The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

(7)  EARNINGS  PER  SHARE

                                     For  the  Three  Months  Ended  November  30,
                                       2003                                2002
                        ----------------------------------------------------------------------
                          Income      Shares     Per Share    Income      Shares     Per Share
                        ----------   ---------   ---------   --------    ---------   ---------
Basic:
  Income
  attributable to
  Common  Stock         $  385,971   9,454,826     $0.07     $  665,773   9,477,676    $0.07


Effective of
  dilutive
  securities:

  Stock Options                  -     (10,731)        -              -         924        -
                        ----------   ---------     -----     ----------   ---------    -----

Dilutes:
  Income attributable
  to  common  stock,
  after assumed
  dilutions             $  385,971   9,444,095     $0.07     $  665,773   9,478,600    $0.07
                        ==========   =========     =====     ==========   =========    =====


                                      For  the  Nine  Months  Ended  November  30,
                                       2003                                2002
                        ----------------------------------------------------------------------
                          Income      Shares     Per Share    Income      Shares     Per Share
                        ----------   ---------   ---------   --------    ---------   ---------

Basic:
  Income
  attributable to
  Common Stock           $1,731,140  9,450,780     $0.18     $1,133,293   9,469,476    $0.12


Effective of
  dilutive
  securities:
  Stock  Options                  -    (10,731)        -              -         924        -
                        ----------   ---------     -----     ----------   ---------    -----

Dilutes:
  Income attributable
  to  common  stock,
  after assumed
  dilutions             $1,731,140   9,440,049     $0.18     $1,133,293   9,470,400    $0.12
                        ==========   =========     =====     ==========   =========    =====

(8)  CONTINGENCIES

On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and restitution to the affected individuals. Management believes that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. On November 25, 2003, the Court granted LPI's Motion to Transfer Venue from Austin to Waco, Texas. The State of Texas asked the Court for a rehearing on the matter which was denied. During the fourth quarter of its fiscal year, we intend to file a motion to have the case dismissed. While we believe our legal position is strong, we cannot predict the outcome of such a motion. Although we had accrued $300,000 for the settlement of this case as of November 30, 2003, we have not engaged in any settlement negotiations since the transfer of the case from Austin to Waco.

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with investors. Most of these denials related to suicide clauses or unforeseeable reductions in face amount. Face amount of the policies in question total $796,500. During the prior fiscal year, the Company paid $236,699 to these investors and has accrued another $293,867 for future claims of which $117,301 was paid out during the nine months ended November 30, 2003. No additional amounts were accrued during the three months ended November 30,


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

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

     The following discussion is intended to assist in understanding of our financial position as of November 30, 2003, and our results of operations for the three- and nine-month periods ended November 30, 2003 and 2002. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2003. The footnotes to the Consolidated Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

Critical  Accounting  Policies

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition - The Company has elected to recognize income at the time a settlement has been closed and the investor has obligated himself to making the investment. Also, the Company defers $100 per settlement to cover minor monitoring services provided subsequent to the settlement date and to amortize this deferred cost over the anticipated life expectancy of the insureds.

     Investment in Life Insurance Policies - In accordance with Financial Standards Board Technical Bulletin 85-4 "Accounting for Purchases of Life Insurance", we reduce our investment in life insurance policies to the cash surrender value of such policies with any differences between cost and cash surrender value being charged to expense.

     Impairment of Long-lived Assets - We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" (FAS 121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of November 30, 2003, no impairment has been indicated.

     Litigation and Policy Analysis Loss Reserves - Litigation and policy analysis loss reserves have been established based on management's best estimate as to the ultimate outcome of contingent liabilities. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future litigation and policy analysis loss costs could differ from our currently estimated amounts.

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

     The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended November 30, 2003 and 2002:

                                               Period  Ended            Period  Ended
                                            November  30,  2003      November  30,  2002
                                            -------------------      -------------------
                                         Three Month  Nine Month   Three Month  Nine Month
                                         -----------   ----------  -----------  ----------
     Number of settlements                       76         240           96         250
     Face value of policies (in '000's)      $7,371     $28,323      $11,801     $32,647
     Average revenue per settlement         $40,228     $46,384      $39,372     $34,144
     Net revenues derived (in '000's) (1)    $1,714      $6,012       $1,950      $4,293

---------------------
(1) The revenues derived are exclusive of referring brokerage and referral fees.

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

     The market for senior life settlements is new and undeveloped and its extent is unknown. Since 2000, we have pursued institutional arrangements for the purchase of senior life settlements, possibly using a securitization structure in which the settlements would be pooled and interests in the pool sold to the institutional markets. Although we remain committed to this market, we have not taken a securitization structure to the investment market or otherwise realized appreciable revenues from senior life settlements. We were encouraged by the announcement of two senior life settlement securitizations earlier this year. These securitizations are thought to be the first of their kind. We believe they establish encouraging precedent for the type of securitization we intend to undertake.

Comparison  of  the  Three  Months  Ended  November  30,  2003  and  2002

     We reported net income of $385,971 for the three months ended November 30, 2003, as compared to net income of $665,773 for the three months ended November 30, 2002. This decrease in net income is attributable primarily to the following factors: (1) a 21% decrease in the number of transactions and (2) a 38% decrease in the face value of the policies purchased, offset by (3) a 27% decrease in brokerage and referral fees, and (4) a 2% increase in the average revenues per settlement. Our net revenues are a function, in part, of the face value of settlements we transact.

     Revenues - Revenues decreased by $721,986 or 19% from $3,779,729 in 2002 to $3,057,743 in 2003. This decrease was due primarily to a 38% decrease in the face value of the viatical settlements from $11,801,000 in 2002 to $7,371,000 and a 21% decrease in the number of settlements in 2003 and offset by a 2% increase in the average revenue per settlement. During the period, demand for our services remained strong, although the number of policies presented to us which met our purchasing qualifications was lower. This, in turn, lowered the number of transactions we were able to complete. We do not relax our purchasing qualifications in order to increase our transaction flow. However, in order to meet the growing demand for policies, we have established markets for longer term viatical settlements with competitive discount rates and have increased our advertising budget to attract qualified policies. We believe that both domestic and foreign investors are realizing that viatical and life settlement transactions have inherent diversification and investment value, irrespective of the performance of equity or bond markets. We believe that, during the remainder of this fiscal year, domestic and foreign demand will result in higher numbers of settlements and an increase in our volume of business. During this quarter, there was a marked shift in the source of investment funds from foreign to domestic investors. Approximately 73% of our business for the fiscal quarter was from domestic investors while approximately 27% was from foreign investors.

     Brokerage and Referral Fees - Brokerage and referral fees decreased 27% or $485,638 from $1,829,404 in 2002 to $1,343,766 in 2003. This decrease is due primarily to a 19% decrease in revenues. Brokerage and referral fees generally increase or decrease with revenues and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual viators whom they represent. Brokerage and referral fees decreased from 18% of revenues in 2002 to 12% of revenues in 2003. Brokerage and referral fees were $362,854 and $677,589 for the three months ended November 30, 2003 and 2002, respectively. In some instances, several brokers may compete for representation of the same viator, which will result in lower broker fees. No broker fees are paid when a viator is not represented by a broker and presents a policy to us directly. Our increased advertising expenditures are intended to encourage the direct presentation of policies. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, individual agreements between clients and their referring financial planners. No referral fees are paid when clients approach us directly.

     Expenses -General and administrative expenses increased by 26% or $237,062 from $904,111in 2002 to $1,141,173 in 2003. The increase in general and administrative expenses is due primarily to (1) an increase of $63,6770 resulting primarily from increases in the number of employees and in their benefits costs, including health care insurance premiums, and (2) an increase in advertising and marketing expenditures of $133,241. There were no material changes in depreciation expense, other income or interest expense.

     Income Taxes - Income tax expense decreased by $24,744 from $303,500 in 2002 to $278,756 in 2003.

Comparison  of  the  Nine  Months  Ended  November  30,  2003  and  2002

     We reported net income of $1,731,140 for the nine months ended November 30, 2003, as compared to net income of $1,133,293 for the nine months ended November 30, 2002. This increase in net income is attributable primarily to the following factors: (1) a 36% increase in the average revenues per settlement offset in part by (2) a 4% decrease in the number of transactions completed, (3) a 21% increase in brokerage and referral fees, and (4) an interest expense charge of $345,974 due to recognition of interest on an IRS settlement.

     Revenues - Revenues increased by $2,597,102 or 30% from $8,535,896 in 2002 to $11,132,998 in 2003. This increase was due primarily to a 36% increase in the average revenue per viatical settlement from $34,144 in 2002 to $46,384 in 2003. Despite a slight slowdown in foreign and domestic demand during the summer months, overall demand from domestic and foreign investors continues to demonstrate an increasing trend as investors and their financial advisors recognize the inherent diversification and investment value of viatical and life settlement transactions, irrespective of the performance of global equity or bond markets.

     Brokerage and Referral Fees - Brokerage and referral fees increased 21% or $877,652 from $4,243,029 in 2002 to $5,120,681 in 2003. This increase is due primarily to a 30% increase in revenues offset in part by a decrease in brokerage fees as a percentage of revenues from 19% in 2002 to 15% in 2003.

     Expenses - General and administrative expenses increased by 38% or $924,548 from $2,437,822 in 2002 to $3,362,370 in 2003. The increase in general and administrative expenses is due primarily to increases in (1) a $341,010 increase in advertising costs, (2) increased compensation expense, including benefits, of $281,526 resulting primarily from the addition of non-management employees necessary to accommodate our growth as well as increases in our group health insurance premiums, and (3) expenses related to listing on the NASDAQ stock exchange. Apart from an interest expense charge of $345,974 due to recognition of interest on an IRS settlement, there were no material changes in depreciation expense, or interest and other income.

     Income Taxes - Income tax expense increased by $76,516 from $578,500 in 2002 to $655,016 in 2003. The income tax accrual is due to the net income recognized during the period plus the accrual of $346,570 related to the settlement of an IRS claim less a $540,000 deferred income tax benefit due to a change in the estimate of the Company's ability to utilize its deferred income tax benefits.

Contractual  Obligations

The following table summarizes the Company's outstanding contractual obligations as of November 30, 2003:

                                                 Payments Due By Year
                                        Less than
Contractual Obligations        Total      1 Year    1 to 3 Years  4 to 5 Years  After 5 years
-----------------------       --------    -------   ------------  ------------  -------------
Long-Term Debt                $558,085    $44,489      99,271       $111,062       $303,263

Capital lease commitments        1,848      1,848           -              -              -
                              --------    -------     -------       --------       --------

Total                         $559,933    $46,337     $99,271       $111,062       $303,263
                              ========    =======     =======       ========       ========

Liquidity  and  Capital  Resources

     Operating Activities - Net cash flows provided by operating activities for the nine months ended November 30, 2003 was $1,199,907 compared with net cash flows provided by operating activities of $2,135,823 for the nine months ended November 30, 2002. This decrease in cash flows from operating activities was attributable primarily to a $476,005 decrease in current income taxes payable and a $540,000 increase in deferred tax benefits.

     Our strategy is to increase cash flows generated from operations by increasing revenues, while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for viatical settlements will grow during the remainder of this year, especially as the value of such transactions in terms of diversity of investment risk, low risk to capital, and the potential for a superior return on investment becomes increasingly well known. To make these factors known, we are increasing our advertising and educational awareness to potential sellers of policies and have made substantial progress in the development of a purchasing platform for our senior life settlements.

Capital  Requirements  and  Resources

     As of November 30, 2003, we had working capital of $3,479,056. We believe future viatical settlement operations will generate sufficient profits and cash flows to meet our anticipated working capital needs for this business segment. We believe that senior life settlements will be marketed in a manner similar to viatical settlements, as well as through pooled securitization arrangements. We intend to pursue both methods to develop the senior life settlement market.

Off-Balance  Sheet  Arrangements

     We  do  not  engage  in any off-balance sheet arrangements or transactions.

Item  3.  Controls  and  Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and our principal financial officer, who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part  II  -  other  information

Item  1.  LEGAL  PROCEEDINGS

     On Sept. 20, 2001, we received a notice of deficiency from the IRS for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 in federal income tax plus penalties of $351,124 and an unspecified amount of interest. On November 30, 2003, we settled the dispute with the IRS by agreeing to pay total additional tax of $377,995, for all years in dispute and no penalties. We intend to pay the tax during the fourth quarter of our fiscal year and to file a request for abatement of interest on the tax. Abatement of interest is in the discretion of the IRS, with an opportunity for review by the U.S. Tax Court. If an interest abatement is not granted to our satisfaction, we intend to have the issue judicially reviewed.

     On September 8, 2003, we filed suit against Transamerica Assurance Corporation to recover monies due under a policy which we believe are being wrongfully withheld. Management believes that we have a valid claim against the insurer and that we will recover the funds already paid to its investors under assignment agreements. Because this is a suit to recover funds already paid from reserve amounts, no additional funds have been accrued.

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits
          31.1     Section  302  Certifications

          32.1     Section  1350  Certification

     (b) We filed the following Form 8-K's during the quarter ended November 30, 2003:

          (i) A Form 8-K dated October 20, 2003 attaching press release announcing that its common stock has been approved for listing on the NASDAQ Stock Market.

         (ii) A Form 8-K dated November 4, 2003 attaching a press release announcing that its common stock has been approved for listing in Europe on the Berlin Stock Exchange.

        (iii) A Form 8-K dated November 13, 2003 attaching a press release announcing the declaration of a 4-cent per share quarterly dividend to shareholders of record as of November 31, 2003.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January  13,  2003

                                      Life  Partners  Holdings,  Inc.
                                      By:/s/  Brian  D.  Pardo
                                      ------------------------------------------
                                      Brian  D.  Pardo
                                      President  and  Chief  Executive  Officer