Form 10KSB
period 2004-02-29
LIFE PARTNERS HOLDINGS INC
filed 2004-05-28
CIK 49534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

  X Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended: February 29, 2004

                                       or

      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                         Commission File Number: 0-7900

                          LIFE PARTNERS HOLDINGS, INC.
                 (Name of small business issuer in its charter)

        Texas                                                   74-2962475
State of incorporation)                                 (I.R.S. Employer ID No.)


                                  204 Woodhew
                                Waco, Texas 76712
              (Address of Principal Executive Offices) (Zip Code)

          Issuer's telephone number, including area code: 254-751-7797

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.01 per share)
                                (Title of Class)
..
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  of  issuer  for  year  ended  February  29,  2004:  $15,596,825

Aggregate market value of voting stock held by non-affiliates as of May 17, 2004: $22,818,796

Shares  of  Common  Stock,  $.01  par  value,  outstanding  as  of May 17, 2004:
9,474,785

                      DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part II, Item 5 and Part III of this report.

                          LIFE PARTNERS HOLDINGS, INC.

                         2004 Form 10-KSB Annual Report
                                Table of Contents

Item                                                                   Page  No.

                                     Part I

          Special  Note  Regarding  Forward-Looking  Statements             3
1.        Description  of  Business                                         3
          Risk  Factors                                                     9
2.        Description  of  Property                                        14
3.        Legal  Proceedings                                               14
4.        Submission  of  Matters  to  a  Vote  of  Security  Holders      14

                                    Part II

5.        Market  for  Our  Common  Stock,  Related  Shareholder
          Matters and  Our  Purchases  of  Equity  Securities              14
6.        Management's  Discussion  and  Analysis                          15
7.        Financial  Statements                                            20
8.        Changes  in  and  Disagreements  with  Accountants  on
          Accounting  and  Financial  Disclosures                          20
8A.       Controls  and  Procedures                                        20

                                    Part III

9.        Directors  and  Executive  Officers                              20
10.       Executive  Compensation                                          20
11.       Security  Ownership  of  Certain  Beneficial  Owners
          and  Management and  Related  Shareholder  Matters               20
12.       Certain  Relationships  and  Related  Transactions               21
13.       Exhibits  and  Reports  on  Form  8-K                            21
14.       Principal  Accountant  Fees  and  Services                       21
          Signatures                                                       22

                                     PART I

Special  Note  Regarding  Forward-Looking  Statements

     Certain statements in this annual report on Form 10-KSB concerning our business prospects or future financial performance: anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involved a number of risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-KSB, particularly in the sections entitled "Item 1 - Business - Risk Factors" and "Item 6 - Management's Discussion and Analysis". We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Item  1.  Description  of  Business

Life  Partners

     General. Life Partners Holdings, Inc. ("We" or "Life Partners") is the parent company of Life Partners, Inc. ("LPI"). LPI is the oldest and one of the largest viatical settlement companies in the United States. To supplement LPI's viatical business, we have expanded our operations and services to include life settlement transactions, which we believe will emerge as a market surpassing the viatical market.

     The Viatical and Life Settlement Business. LPI was incorporated in 1991 and has conducted business under the registered service mark "Life Partners" since 1992. Until this fiscal year, our revenues have been principally derived from fees for facilitating the purchase of viatical settlement contracts. A viatical settlement is the sale of a life insurance policy by a terminally ill person to another party. By selling the policy, the insured (a viator) receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the viator dies. To date, purchasers of viatical settlements have generally been high net worth individuals or small institutional purchasers.

     A life settlement differs from a viatical settlement in that the insured in a life settlement is not terminally ill, is 65 years of age or older, and has a life expectancy of ten years or less. Senior life settlements appeal to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. The settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed. Because these policies often have substantially larger face values, their acquisition costs are higher. Therefore, purchasers of life policies are generally large institutional purchasers.

     Since the market for viatical settlements has grown to include life expectancies that are often associated with life settlements and the age and medical condition of many life settlors gives them a life expectancy that is the same as many viators, the distinction between these two market segments has diminished and the markets have largely merged. State regulations govern both types of transactions in the same manner and the services we provide for both types of transactions are the same. Thus, we view both viatical and life settlements to be within the same line of business and do not distinguish between them for financial reporting purposes.

     Our role in a viatical or life settlement transaction is the same. We match viators or life settlors with purchasers. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. LPI locates potential viators and life settlors through a network of brokers, insurance, financial and estate planning professionals, through personal referrals and through Internet and print media advertising. Brokers are typically compensated based on a percentage of the face value of a viator's policy, which is paid upon the closing of a settlement, while estate planning professionals and financial planners often operate on a fee-for-service basis which is paid directly by their client. We have long-term relationships with most of the country's viatical and life settlement brokers and believe that these brokers adhere to applicable regulatory requirements when conducting their business. In the fiscal year ended February 29, 2004, broker referrals accounted for 75% of our business. Policies presented by two brokers constituted 57% of all transactions closed during the fiscal year.

     Purchasers generally come to us through a network of financial planners. We develop this network through referrals and have long-standing relationships with most of the financial planners. Although these financial planners can be compensated through fee-based consultations paid by the purchaser, we compensate most of the financial planners based on the amount invested. The compensation of financial planners may consist of cash paid on settlement, and in certain cases, through a stock option plan provided by us based on the volume of a financial planner's activity. We have also developed and continue to develop relationships with institutional purchasers, either directly or through advisors to such institutional purchasers.

     To purchase a viatical or life settlement, a prospective purchaser first submits a purchaser application, which contains personal information such as the purchaser's name and address as well as affirmative representations establishing the purchaser as financially sophisticated. A purchaser will also submit an agency agreement and special power of attorney, which appoints us as a limited agent of the purchaser to act on his or her behalf in purchasing a viatical settlement. Unless specifically waived by a purchaser, the agency agreement limits our authority to policies issued by an insurance carrier having an A.M. Best rating of A- or better, to policies beyond their contestable period (generally two years or older), and, in the case of viatical settlements, to insureds diagnosed as terminally ill. While in the past most insureds have had a life expectancy of 48 months or less, we have expanded this market to include insureds with life expectancies of up to seven years for viatical settlements and up to 15 years for life settlements, depending on the individual purchasing parameters of the client. We issue each financial planner and client a user identification number and password which allows access to our restricted website containing lists of available policies and medical case histories (with the viator's name and other identifying information redacted). We also make available to each financial planner standard disclosures discussing the nature and risks of viatical settlement purchases. A purchaser can then, in consultation with his financial planner or other professionals available to them, select one or more policies, specify the portion of the policy or policies to be purchased (to diversify their positions, individual purchasers generally buy fractional interests in one or more policies and not an entire policy, while institutional purchasers tend to purchase entire policies), and submit a reservation form either electronically or by fax. At the same time, the purchaser mails or wires the acquisition price to the escrow agent and mails or faxes a policy funding agreement to us. The policy funding agreement identifies the policy or policies to be purchased, the acquisition price, the administrative services provided, and the escrow arrangements for receipt and disbursement of funds. In essence, we act upon the instructions of the purchasers as their purchasing agent.

     For the protection of the seller's ownership interest and the purchaser's monetary interest, all transactions are closed through an independent escrow agent, Sterling Trust Co. ("Sterling"), which is a wholly-owned subsidiary of Matrix Bancorp, Inc. (Nasdaq NMS: MTXC). Sterling will close a purchase when it receives from purchasers executed policy funding agreements and the acquisition price for a policy, verifies that the policy is in full force and effect and that no security interest has attached to the policy, and receives a transfer of policy ownership form acknowledged by the insurance company. Sterling then pays the seller the offer price (net of fees and costs). After the closing, we send confirmation of the transaction to the purchaser as well as a copy of the assignment documents.

     After closing the transaction, we generally hold title to the policy as nominee for the purchaser. Responsibility for policy premium costs passes to the purchaser, who typically funds the premium costs through deposits with Sterling. A viator's or life settlor's personal information is protected by regulations promulgated by the Texas Department of Insurance. A purchaser will receive a copy of the policy and the transfer of ownership (which has the viator or life settlor named as the insured), but will not receive viator contact information, which is available only to licensed viatical companies (like Life Partners). We monitor the viators' health status and notify Sterling upon their death. We also notify purchasers in instances in which the premium escrow account has been exhausted so that the purchaser can replenish the account to keep the policy from lapsing.

     We pioneered the foregoing transaction design and, since our formation, we have participated in the purchase of viatical and life settlement transactions totaling almost $431 million in face value.

     The Viatical and Life Settlement Market and Competition. According to public filings, we estimate that the total face value of viatical and life settlement transactions completed during 2003 was approximately $927 million. This figure gives us a market share of approximately 4%. However, these figures were reported prior to any significant life settlements transacted by our company and many of our competitors do not compete with us for viatical settlements. In addition, our largest competitor was recently shut down and removed from the market by state and federal regulators. We expect this intervention to have a severe and negative effect on our competitor, especially among institutional clients who are concerned about reputation risk and we expect a significant portion of that competitor's institutional clients to turn to us as a provider of life settlement services. The life settlement market emerged out of the viatical settlement market because the transactions are so similar in nature. Whether an insured has a reasonably definable life expectancy because he or she is terminally ill or because of advanced age, a present value for the policy can be reasonably calculated. This is the essence of both viatical and life settlement transactions. Further, we have developed markets for all types of life expectancies in order to accommodate the investment goals of our clients as well as the individual circumstances of the policies presented to us.

     We believe the viatical and life settlement market will substantially increase due to a number of factors. First, market demand from purchasers remains very strong for these transactions. While our historical core of individual purchasers continue to have a high degree of interest in life expectancies between two and seven years, we have also developed substantial interest from and purchased policies for institutional purchasers which tend to favor longer life expectancies. Whether the purchaser is a high net worth individual or an institution, we believe this strong market demand is due, in part, to a continued cautious attitude of purchasers toward the stock market and continued low yields from interest bearing instruments. In addition, we believe we have successfully educated many individual and institutional purchasers about the potential returns available from viatical and life settlements and the inherent diversity they offer from traditional types of investments. We believe the general economic uncertainty fostered by our current economy has led many purchasers to seek alternative investment strategies that diversify their portfolios and avoid economically sensitive investments. Viatical and life settlements provide diversification and are largely immune from economic downturns. We believe that interest from both individual and institutional purchasers will continue to grow steadily throughout the next fiscal year.

     Because newer medical treatments have improved the longevity and quality of life of some terminally ill individuals, we have responded to the effects of the newer medical treatments by tightening our policy analysis standards, reducing offer prices to viators to reasonably adjust for the present value of the policy, and expanding our markets to include viators with longer life expectancies. While we accept policies presented by viators with any type of terminal illness, over 90% of the viatical settlements we facilitate are with viators living with AIDS.

     In response to the development of viatical and life settlements, the insurance industry has responded with policy features offering various pre-death, cash benefits (sometimes called accelerated death benefits). While in some cases accelerated death benefits may compete with viatical settlements, we do not expect that the availability of accelerated death benefits to affect the viatical market significantly at this time. The availability of accelerated death benefits is generally more restricted than viatical settlements. For example, policies often limit such benefits to persons who have a life expectancy of less than one year, in contrast to viatical settlements that are usually available to persons with remaining life expectancies of four years or longer. Viatical settlements generally offer viators greater amounts than they would receive under accelerated death benefit provisions. An insurance company's willingness to offer a competitive accelerated death benefit, and the amount of such benefit, may be affected by imputed policy lapse rates. The availability and amount of an accelerated death benefit negatively impacts lapse rates, which could increase policy rates. The competition for new policies limits policy rates and may, indirectly, limit the availability and amount of accelerated death benefits. In addition, we are aware of at least one insurance company actively purchasing life settlements using one of our competitors as its agent.

     The viatical and life settlement market has been negatively affected by some companies using illegal or questionable business practices. We believe that state and federal regulators have effectively identified and shut down most of the companies that were engaged in such practices. The result of these law enforcement actions has been to reduce the amount of competition for both policies and purchasers. Although state and federal law enforcement officials successfully employed existing laws to curb these illegal practices, state legislatures and insurance regulators have passed laws and adopted regulations requiring the licensing of viatical brokers and settlement companies, mandated disclosures to viators or purchasers or both, and instituting periodic reporting requirements, and setting forth prohibited business practices. We believe these laws and regulations have generally had a positive effect on the industry and on our ability to compete in the viatical marketplace. We are licensed as a viatical and life settlement company in the State of Texas and information about us is available through the Texas Department of Insurance or on its website at: https://wwwapps.tdi.state.tx.us/pcci/pcci_show_profile.jsp?tdiNum=8967842.

     The foregoing developments - improved medical treatments, the insurance industry's addition of pre-death cash benefits, law enforcement pressure on companies operating illegally and increasing government regulation - have decreased the number of viatical and life settlement companies, both those purchasing for their own accounts and those, like us, who act as agents for our purchasers. We estimate the number of viatical and life settlement companies actively purchasing for their own account or as agents for purchasers to be fewer than five and the number of viatical and life settlement brokers at about
25. We are unaware of any company that purchases viatical settlements exclusively. The market has matured and developed to a point where there is no effective market distinction between viatical and life settlements. Our competitors purchase either life settlements exclusively or, like us, a combination of viatical and life settlements. While we believe we are one of the largest viatical and life settlement companies (based on face value of policies settled), competition within the viatical and life settlement market is active among the few companies in this sector and we will continue to experience competition for new viators and life settlors. This competition will have an effect on the prices we pay viators and life settlors, the amount of brokerage and referral fees we pay and the prices we set for the acquisition of policies. We believe the overall market for viatical and life settlements will increase as more seniors become aware of their option to liquidate an unwanted policy through a life settlement. In light of our experience in the market, our purchaser network and continued regulatory pressure within the industry (from which we benefit), we believe our market share for viatical and life settlements will increase to $70 to $80 million in face value for the fiscal year 2004. We base this substantial increase primarily on the substantially larger average face values of life settlement policies, as well as the increase in demand for viatical settlements with longer life expectancies. In our last fiscal year, we handled over $41.7 million in face value, down slightly from $43.6 million in 2003.

     The following table shows the number of viatical and life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for our fiscal years ended
February  28,  2002,  February  28,  2003  and  February  29,  2004:

                                         2002         2003         2004
                                         ----         ----         ----
Number of settlements                       172          326          333
Face value of policies (in '000's)     $ 12,499     $ 43,629     $ 41,953
Average revenue per settlement         $ 26,663     $ 37,357     $ 46,837
Net Revenues derived (in '000's)(1)    $  2,241     $  6,066     $  8,218
----------------

     (1) The revenues derived are exclusive of referring brokerage and referral fees.

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

     Licensing in Texas. We are licensed by the Texas Department of Insurance. Under the Texas requirements, we must file our transaction documents with the state for approval, make certain disclosures to viators, offer a 15-day right of rescission to the viator, file certain annual reports with the state, and abstain from unfair business practices. Because all of our transactions occur in Texas, the Department of Insurance has jurisdiction to investigate complaints from any viator, irrespective of the state in which that viator lives.

     In 1999, Texas became the first state to regulate life settlements as well as viatical settlements. The Texas regulatory scheme for life settlements is identical to the regulatory scheme applicable to viatical settlements. It requires licensing of providers and brokers, implements various reporting requirements and mandates required disclosures. Life Partners is licensed with the State of Texas as a viatical and life settlement company.

     Securities Regulations. Despite the apparent success of consumer protection-type laws in regulating the viatical industry, some states and the Securities and Exchange Commission have attempted to treat viatical settlements as securities under federal or state securities laws and many have successfully done so in circumstances in which the transactions were structured as securities. No state or federal regulatory body has successfully asserted that our viatical and life settlements are securities. To the contrary, in an action brought by the Securities and Exchange Commission against our company in the mid-1990's, the Court of Appeals for the District of Columbia has specifically held that our transactions, as we structure them, do not constitute securities under federal law. To what extent viatical settlements may be regulated as securities and the effect of such regulation on the market is uncertain. Such regulation will not significantly affect senior life settlements involving institutional purchasers, either because of exemptions from registration available in institutional transactions or because the settlements will be used in collateralized bond transactions that are registered or exempt from registration.

     At least 20 states have either amended their securities laws to define viatical settlements as securities or asserted that viatical settlements are securities and announced their intention to regulate the offer and sale of viatical settlements. To avoid these developments, we do not perform services for purchasers in these states, unless it is for an entity that has properly registered the viatical settlements as securities or complies with a state or federal exemption to that state's securities laws. Federal and state securities laws provide private remedies, which permit individuals to sue under such laws if they can establish that the settlements are securities. We have encountered one such action, which was dismissed by the trial court, although the plaintiff has appealed that dismissal. Having successfully defended an action by the SEC alleging the settlements were securities, we believe that we will prevail in suits alleging the sale of "securities", but cannot give assurance that state regulators or private individuals will not file these types of actions in the future. [See Item 3. Legal Proceedings.]

     We believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry. The widespread application of securities laws would, as a practical matter, prevent us and other viatical and life settlement companies from marketing settlements with little or no benefit to purchasers. Each of our purchasers has represented themselves to be sophisticated individuals or institutions, which have little need for the protections afforded by the securities laws. At this point, the possible application of such laws has not had an adverse, material effect on our business, but we cannot give assurance that our business would not be materially and adversely impacted by a securities-based action.

     Insurance Regulation. As a viatical and life settlement company, we facilitate the transfer of ownership in life insurance policies, but do not participate in the issuance of policies. We are not required to be licensed as an insurance company or an insurance professional. We do, however, deal with insurance companies and professionals in our business and are indirectly affected by the regulations covering them. The insurance industry is highly regulated, and these regulations affect us in numerous ways. We must understand the regulations as they apply to policy terms and provisions and the entitlement to, and collectibility of, policy benefits. We rely upon the protections against fraudulent conduct that these regulations offer and we rely upon the licensing of companies and individuals with whom we do business.

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

Employees

     As of February 29, 2004, we had 32 direct employees, none of whom are represented by a labor union, as well as over 1,000 licensees who act as independent contractors and refer clients to us for the purchase of viatical and life settlements. We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory.

More  about  Life  Partners

     Life Partners is the successor to IGE, Inc., a publicly held Massachusetts corporation that was formed in 1971, but had been dormant and without operations since 1985. On January 21, 2000, IGE, Inc. acquired LPI in a share exchange and its name was then changed to Life Partners Holdings, Inc. Life Partners was redomesticated to Texas on February 19, 2003. Before January 21, 2000, we were a privately held corporation. Our executive offices are located at 204 Woodhew, Waco, Texas 76712 and our telephone number is 254-751-7797. Our websites are www.lifepartnersinc.com and www.lpi-investments.com.

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

We  Are  Operating  in  Markets  that  May  Change  Dramatically

     We are operating in the viatical and senior life settlement markets. The viatical settlement market is just over a decade old. While the market saw tremendous growth in its initial years, the market growth in recent years has moderated somewhat. The senior life settlement market is less than six years old. How and to what extent it will develop is uncertain. While a 2003 report by the insurance consulting firm Conning & Co. estimates the life settlement market at approximately $2 billion per year in face value, our ability to originate, underwrite and place senior life settlements has yet to be tested in large numbers. The development of the senior life settlement market will depend heavily upon the entry of institutional purchasers. Whether we can attract institutional purchasers will depend on our ability to convince these purchasers that we can originate sufficient numbers of qualified policies for purchase and that our policy analysis and pricing practices are sound.

     While we are among the most experienced and largest companies within these markets, our prospects must be considered in light of the risks, expenses and difficulties encountered by those attempting to operate in rapidly evolving markets. We cannot assure you that we will be successful in addressing the risks we face. The failure to do so could have a material adverse effect on our business, financial condition, and results of future operations.

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

Our  Success  Depends  on Maintaining Relationships Within Our Referral Networks

     In the viatical market, we rely primarily upon brokers to refer potential viators and life settlors to us and upon financial planners, known as licensees, to refer viatical and life settlement purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with the brokers or financial planners and they are free to do business with our competitors. In addition, the pool of viatical brokers and referring financial planners is relatively small, which can increase our reliance on our existing relationships. During the past fiscal year, we relied on two brokers which presented 57% of the policies that were purchased through us. This percentage of presentations is down from 68% last year by the same two brokers last year. The loss of either of these brokers could have a material effect on our financial operations. We have attempted to ameliorate this risk by increasing our advertising and market presence in order to attract viators and life settlors to us directly. During the last fiscal year, 25% of all policies closed were presented to us directly. This amount was more than the total amount of policies presented by our second most active broker. However, many viators and life settlors are more comfortable having their policies presented through brokers, and the extent to which we may be able to attract viators and life settlors directly is unknown. As we develop our own network of insurance and financial planning professionals, known as producers, to refer potential sellers to us, we expect referrals from this source to grow. As with brokers, our ability to build and maintain these relationships will depend upon our closing rates and the level of compensation we pay to the referring professional. The compensation paid to the referring professional will affect the offer price to the seller and the compensation we receive. We must balance these interests successfully to build our referring network and attain greater profitability.

Our Success in the Senior Life Settlement Market Will Depend on Institutional Sources of Capital

     Since 1997, we have expanded our business plans to include the senior life market by soliciting senior life sellers, creating a senior life referral network, and establishing a division dedicated exclusively to attracting and interacting with large financial institutions. Although we have now begun purchasing policies through this mechanism, our operating history in this area to date is very limited.

     In addition to our ordinary purchasing structure for institutional clients, we continue to work to develop a capital markets vehicle to accommodate the financing of life settlements. The capital markets vehicle would likely involve assembling a pool of life settlements that would securitize bonds sold into an institutional market. Our approach depends substantially upon our ability to develop a suitable purchasing platform and secure one or more underwriters to market the bonds and the development of an institutional market for the bonds. While we have conducted extensive discussions with several investment firms and bond rating agencies, we have not assembled a pool of settlements and do not have a firm commitment for a bond offering. Other parties in our industry have completed a bond offering securitized by life settlements, and we believe the success of that offering may make it easier for us to complete a similar type of offering. While we believe life settlements are well suited for this use and have devoted substantial resources to pursuit of this approach, we cannot assure you that an underwriter will commit to the bond issue or that the bond issue will create sufficient institutional interest.

We  Must  Develop  Our  Life  Settlement  Referral  Network

     An impediment to our expansion in the life settlement market could be the difficulty in identifying a large volume of potential sellers. These sellers are typically affluent persons over the age of 70 and not terminally or chronically ill. The target market is relatively narrow and advertising methods such as direct mailings or print media advertising are not likely to be cost-effective. We believe the best way to reach this market is generally through life insurance professionals and, to a lesser extent, through professionals engaged in estate planning, such as attorneys, accountants, and financial planners. Settlement brokers will also reach this market. Our business plan utilizes both insurance professionals and brokers as sources of policies, as well as the development of a life settlement referral network. We intend to rapidly expand our referring network of insurance professionals to educate potential life settlors on the options presented by life settlements. We are actively working to expand our network through direct solicitation, calls to managing general insurance agents, and by word-of-mouth contacts. To a lesser extent, we will also use advertising in financial planning trade publications and our Internet website. This is a new market and building our referral network will depend on our ability to educate insurance professionals about the benefits of senior life settlements to potential sellers and to the professionals themselves. While we believe we have been successful in publicizing the benefits of viatical settlements, we cannot assure you that our past successes will carry over into this new market. Our business, financial condition and results of operations could be materially adversely affected to the extent we fail to expand the referral network.

We  Depend  on  Growth  in  both  the  Viatical  and  Life  Settlement  Market

     We believe the viatical market has demonstrated sustainable growth and will continue to provide a stable base for our operations. Large-scale growth, however, will likely depend on growth in the life settlement market. The life settlement market is new and its growth uncertain. The life market may fail to grow due to a variety of factors, including:

     -    the  inability  to  locate  sufficient  numbers  of  life  settlors;

     - the inability to convince potential sellers of the benefits of life settlements;

     -    the  inability  to  attract  institutional  purchasers;

     -    competition  from  other  life  settlement  companies;

     - the occurrence of illegal or abusive business practices resulting in negative publicity about the market; and

     -  the  adoption  of  overly  burdensome  governmental  regulation.

     In addition, the life settlement market may evolve in ways we have not anticipated and we may be unable to respond in a timely or cost-effective manner. If the life settlement market fails to grow, or fails to grow as quickly as we have anticipated, our business, financial condition and results of operations would be materially adversely affected as it relates to our large scale growth.

Our Purchasers Depend on Our Abilities to Predict Life Expectancies; If We Are Not Accurate, We Will Lose Purchasers; We Must Purchase In Large Numbers

     A purchaser's investment return from a viatical or life settlement depends primarily on the demise of the insured. We price settlements based on the anticipated life expectancy of an insured. For viatical settlements, life expectancies are estimated based on a medical analysis of the insured. For life settlements, life expectancies are estimated from medical and actuarial data based on the historical experiences of similarly situated persons. The data is necessarily based on averages involving mortality and morbidity statistics and the laws of large numbers. It is impossible to predict any one insured's life expectancy exactly. To mitigate the risk that an insured will outlive his or her predicted life expectancy, viatical settlement purchasers must be able to bear a non-liquid investment for an indeterminate period of time. Additionally, institutional purchasers of life settlements must have the potential to buy such policies in large numbers in order to mitigate risk.

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

     - our ability to anticipate and adjust for trends, such as advances in medical treatments, that affect life expectancy data; and

     - our ability to balance competing interests when pricing settlements, such as the amounts paid to viators or life settlors, the acquisition costs paid by purchasers, and the compensation paid to ourselves and our referral networks.

     To foster the integrity of our pricing systems, we use both in-house and outside experts, including a medical doctor and published actuarial data. We cannot assure you that, despite our experience in settlement pricing, we will not err by underestimating average life expectancies. If we do so, we could lose purchasers and the loss of purchasers could have a material adverse effect on our business, financial condition, and results of operations.

Government  Regulation  Could  Negatively  Impact  Our  Business

     We are licensed in the State of Texas as a viatical and life settlement company. The Texas licensing laws and regulations are based in part on a model law and regulations promulgated by the National Association of Insurance Commissioners. At least 35 other states have now adopted some version of this model law or another form of regulation governing viatical settlement companies in some way. These laws generally require the licensing of viatical providers and brokers, require the filing and approval of viatical settlement agreements and disclosure statements, and describe the content of disclosures that must be made to potential viators, describe various periodic reporting requirements for viatical settlement companies and prohibit certain business practices deemed to be abusive.

The Federal Securities and Exchange Commission and certain states have also attempted to regulate the industry through the application of federal and state securities laws. In a suit filed against us, the SEC's attempts to apply federal securities laws were rebuffed by the U.S. Court of Appeals for the District of Columbia, which ruled that our transactions are not securities under the federal securities laws. Based on this ruling, the SEC has discontinued any further attempts to apply the federal securities laws to viatical or life settlements transacted by us. The Court of Appeals decision was based on federal law and, while persuasive authority, is not binding upon the states. At least 20 states have either amended their state statutes to include viatical settlements in the definition of a "security" or indicated that they may apply their securities laws to include viatical settlements. In addition, both federal and state securities laws provide private remedies, which permit individuals to sue under such laws if they can establish that the settlements are securities. To date, we have encountered only one such action. To our knowledge, no state or private individual has yet attempted to apply its securities laws to senior life settlements, but such application is possible and could occur in the future. [See Item 3. Legal Proceedings.]

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

Our Chairman and Chief Executive Officer Beneficially Owns 54% of Our Common Stock and, as a Result, Can Exercise Significant Influence over Our Company

     Mr. Brian D. Pardo, our Chairman and Chief Executive Officer, is defined under SEC regulations as the beneficial owner of approximately 54% of our common stock and exercises voting power by proxy from The Pardo Family Trust over 56.9% of the common stock (since we cannot vote the 236,615 shares held in our treasury). He will be able to control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Life Partners, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Our  Stock  Is  Thinly  Traded  and  the  Stock  Price  May  Be  Volatile

     As we announced earlier this year, our common stock is now traded on the Nasdaq Small Cap market. Unlike the OTC Bulletin Board, the Nasdaq Small Cap market requires numerous qualitative standards such as minimum price at initial listing, minimum trading price for a 30-day period and adherence to numerous corporate governance requirements such as an independent audit committee. Although our share price and average daily volume have increased since we began trading on the Nasdaq, our stock is still not widely traded and our share prices may be volatile due to actual or anticipated variations in our quarterly operating results, positive or negative developments concerning our business or about our industry or the general economy. We cannot assure you that the market for our shares will be sufficient to permit you to sell our shares when you want at the prices you want. However, by qualifying for the trading on the Nasdaq, we have improved our visibility and enlarged our market presence increasing shareholder liquidity in our stock and making our stock price less susceptible to volatile movements on low trading volume. Our share price during the 90 days ended May 17, 2004, has averaged about $6.14 per share, giving us a market capitalization of approximately $58 million. Our total share volume for April 2004 was approximately 91,500 shares.

Item  2.  Description  of  Property

     Our  corporate  offices  are located at 204 Woodhew in Waco, Texas.  We own
1.068 acres at this location and our offices occupy the entire 12,012 square foot office building, which was built on the lot in 1986.

Item  3.  Legal  Proceedings

On Sept. 20, 2001, we received a notice of deficiency from the IRS for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 in federal income tax plus penalties of $351,124 and an unspecified amount of interest. On November 30, 2003, we settled the dispute with the IRS by agreeing to pay total additional tax of $377,995, for all years in dispute and no penalties. We paid this amount on April 27, 2004, and have directed our legal counsel to file a request for abatement of interest on the tax. Abatement of interest is in the discretion of the IRS, with an opportunity for review by the U.S. Tax Court. If an interest abatement is not granted to our satisfaction, we intend to have the issue judicially reviewed.

     We are also subject to legal proceedings in the ordinary course of business, none of which, either individually or collectively, we believe are material to our business operations, financial condition, or results of operations.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of our security holders.

                                    PART II

Item  5.  Market  for  Our  Common  Stock  and  Related  Shareholder  Matters

     Market Information. On May 17, 2004, there were approximately 131 shareholders of record of our Common Stock. Most of our common stock is held beneficially by broker/dealers. We believe that there are approximately 483 beneficial owners of shares of our common stock who hold in street name through brokers.

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

                                                                     Cash
                                               High      Low       Dividends
                                               ----      ---       ---------
Year  Ended  2/28/03
     First  Quarter                           $8.00     $4.00         $.025
     Second Quarter                           $4.60     $1.80         $.025
     Third Quarter                            $3.00     $1.65         $.035
     Fourth Quarter                           $3.40     $2.25         $.025

Year  Ended  2/29/04
     First Quarter                            $3.90     $2.40         $.03
     Second Quarter                           $5.60     $3.00         $.03
     Third Quarter                            $6.50     $3.85         $.04
     Fourth Quarter                           $7.80     $5.28         $.04

     On May 14, 2004, the last reported sale price of our common stock on the Nasdaq was $5.60 per share.

     Dividends. On February 8, 2003, the Board of Directors authorized management to declare a four cent per share cash dividend per quarter if, in the opinion of management, such a declaration will not adversely affect our cash position. The Board further authorized management to declare, in addition to the ordinary four cent per share cash dividend, an additional special divided of one cent per share "Christmas Bonus" dividend for the third quarter for shareholders of record as of November 30, 2003.

     Stock Repurchases. We had no stock repurchases during the fourth fiscal quarter.

Item  6.  Management's  Discussion  and  Analysis

     Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

     The following discussion is intended to assist in understanding of our financial position as of February 29, 2004 and results of operations for the year ended February 29, 2004. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion.

Critical  Accounting  Estimates  and  Assumptions

     We must make estimates of the collect ability of accounts and notes receivable and premium advances.

     We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result form the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset.

     We must evaluate the useful lives of our property and equipment to assure that an adequate amount of depreciation is being charged to operations.

     We must estimate the future liability related to underwriting losses and settlements of other pending litigation.

     We  are  required  to  estimate  our  income  taxes.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

     We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

     We have determined the significant principles by considering accounting policies that involve the most complex or subjective decisions or assessments.

     We record income at such time as the legally binding commitments have been made on the part of the purchaser and the insured.

     We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions.

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

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The provisions of SFAS 143 do not have a material impact on our consolidated results of operations and financial position. We adopted SFAS 143 effective for the fiscal year ended February 28, 2003.

     SFAS 145 rescinds No.4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. SFAS 145 is effective in fiscal years beginning after May 15, 2002, with early adoption permitted. The provisions of SFAS 145 do not have a material impact on our consolidated results of operations and financial position. We adopted SFAS 145 effective for the fiscal year ended February 28, 2003.

     SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities addresses the accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previously, under Emerging Issues Task Force (ETIF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Insured in a Restructuring), a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The provisions of SFAS 146 do not have a material impact on our consolidated results of operations and financial position. We adopted SFAS 146 effective for the fiscal year ended February 28, 2003.

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

     We adopted the disclosure provisions of SFAS 148 effective for the fiscal year ended February 28, 2003. As permitted under SFAS 148, we continue to apply the recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, in determining our compensation expense.

Life  Partners

     We are the oldest and one of the largest viatical and life settlement companies in the United States. Our revenues are primarily derived from fees associated with facilitating viatical settlements, and to a lesser extent, senior life settlements.

Comparison  of  Years  Ended  February  29,  2004  and  February  28,  2003

     We had net income of $2,478,431 for the year ended February 29, 2004 as compared to net income of $1,879,144 for the year ended February 28, 2003. This increase in net income is attributable primarily to the following factors: (1) a 28% increase revenues offset in part by (2) a 21% increase in brokerage and referral fees, (3) a 23% increase in general and administrative expenses and (4) a significant increase in interest expense incurred as a result of settlement of a tax dispute with the Internal Revenue Service.

     Revenues - Revenues increased by $3,418,392 or 28% from $12,178,433 in 2003 to $15,596,825 in 2004. This increase was due primarily to a 25% increase in the average revenue per settlement from $37,357 in 2003 to $46,837 in 2004.

     The number of settlements we transacted this year increased by 2% over last year. However, despite this modest increase in the number of transactions, our revenues and net income increased substantially. This is because the demand for our services as well as less competition, especially for viatical settlements, has supported a pricing structure which has enabled us to increase our operating margins. This has allowed us to generate the increased net income reported.

     We believe the increasing demand for our services results from investment trends toward diversifying investment portfolios and avoiding economically sensitive investments. As the oldest and one of the largest providers of viatical and life settlements, we benefit from these trends in the investing community. Although demand for our services emanates from both domestic and international purchasers, we noted a decrease in revenue attributable to foreign clients. This demand gap was filled by domestic purchasers and we sustained no material financial impact from this decrease. Approximately 64% of our business for the year was from domestic purchasers while approximately 36% was from foreign purchasers during fiscal 2004. In fiscal 2003, this ratio was 45% domestic business and 55% international. We believe domestic demand will continue to grow, especially with continued economic uncertainty and stock market volatility. While interest from the Pacific Rim and South America has waned from our prior fiscal year, we have noted a substantial interest from purchasers in Western Europe and expect demand from this region to be strong over the next year. We believe this increase in interest from Western Europe is due to the strong return potential of life settlements, favorable tax treatment, and a strong Euro to US dollar ratio.

     Brokerage and Referral Fees - Brokerage and referral fees increased 21% or $1,266,426 from $6,112,840 in 2003 to $7,379,266 in 2004. This increase is due primarily to a 28% increase in revenues. Brokerage and referral fees generally increase or decrease with revenues and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual viators and life settlors whom they represent. In some instances, several brokers may compete for representation of the same seller, which will result in lower broker fees. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, individual agreements between clients and their referring financial planners. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly.

     Expenses - General and administrative expenses increased by 23% or $1,043,152 from $3,377,776 in 2003 to $4,420,928 in 2004. The increase in general and administrative expenses is due primarily to (1) substantially increased advertising costs - from $91,625 in fiscal 2003 to $509,377 in fiscal 2004 - expended in our efforts to attract more direct settlors and potential purchasers, and (2) increases in hourly employee compensation - from $602,717 in fiscal 2003 to $791,650 in fiscal 2004 - much of which was due to added overtime compensation. Interest expense increased by $332,451 primarily due to the accrual of interest on the IRS settlement. This accrual amount is based upon the amount charged by the IRS and may be reduced if our request for an abatement of interest is successful. There were no material changes in depreciation expense and other income.

     Income Taxes - Income tax expense increased by $290,760 from $650,500 in 2003 to $941,260 in 2004. Current income tax expense increased by $906,760 or 139% from $650,000 in 2003 to $1,557,260 in 2004. The increase in current income tax expense was due in part to the inclusion of $377,995 related to settlement of an IRS claim relating to prior years combined with an increase in current year taxable income. As a result of this settlement with the Internal Revenue Service and the continued profitable operations of the Company, management determined that an allowance was no longer required on the Company's net deferred tax asset. This resulted in the recognition of a deferred income tax benefit of $616,000 during 2004.

Liquidity  and  Capital  Resources

     Operating Activities - Net cash flows provided by operating activities for the year ended February 29, 2004 were $1,427,387 compared with net cash flows provided by operating activities of $2,691,143 for the year ended February 28, 2003. This decrease in cash flows from operating activities was attributable primarily to net income of $2,478,431, reduced by a $1,636,591 increase in accounts receivable.

     During the year, we paid dividends of $1,324,865 and paid $11,528 to purchase 3,000 shares of our common stock.

     Our strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for both viatical and life settlements will continue to grow during the next year, especially as the prospects for economic conditions remain uncertain. In response to the projected demand for qualified viatical and life settlement policies, we are increasing our advertising and educational awareness to potential sellers of policies and will continue to expand our marketing efforts to purchasers of life settlements.

     At February 29, 2004, we had working capital of $3,647,062. We believe future viatical and life settlement operations will generate sufficient profits and cash flows to meet our anticipated working capital needs. Services related to life settlements are currently marketed and performed in a manner similar to viatical settlements, although primarily to institutional purchasers. We will continue to explore pooled securitization arrangements for life settlements as well, but do not expect any material adverse financial impact on our operations if a securitization fails to develop.



Off  Balance  Sheet  Arrangements

     We have advanced the policy premiums to maintain certain older viatical contracts. The contracts, all of which were sold before 1999, allegedly lacked sufficient disclosure about the purchaser's obligation to pay premiums to maintain an acquired policy. While we have steadfastly denied any legal liability, we have advanced premiums as an accommodation to some purchasers. Reimbursements for these premiums come from either the purchasers or from the distribution of such purchaser's proceeds paid when the viator dies. Policy advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. During fiscal 2004 and

2003, we made premium advances of $459,789 and $266,856, respectively, and were reimbursed $106,307 and $61,227, respectively. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.

Contractual  Obligations  and  Commitments

The following table reflects our outstanding contractual obligations and commitments as of February 29, 2004:

                                            Due in less     Due in 1 to    Due in 4 to   Due after
Contractual  Obligations     Total          than 1 year     3 years        5  years      5  years
------------------------     -----          -----------     -----------    -----------   ---------
Long  term  debt            $548,647          $46,696         $99,395       $111,076      $291,480

Operating  leases            135,695           36,675          73,350         25,670             -
                            --------          -------        --------       --------      --------

     Total  obligations     $684,342          $83,371        $172,745       $136,746      $291,480
                            ========          =======        ========       ========      ========

Item  7.  Financial  Statements

     Our audited financial statements, together with the report of auditors, are included in the report after the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item  8A.  Controls  and  Procedures

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

                                    PART III

Item  9.  Directors  and  Executive  Officers

     The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item  10.  Executive  Compensation

     The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management

     The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item  12.  Certain  Relationships  and  Related  Transactions

     The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item  13.  Exhibits  And  Reports  on  Form  8-K

(a)  Exhibits

            Number                               Description
            ------                               -----------

              3.2     Amended Articles  of  Incorporation,  dated  February  19,
                      2003  (1)
              3.2     Bylaws  (2)
              4.1     Form  of  stock  certificate  for  our  common  stock  (2)
             14       Code  of  Ethics  for  Directors  and  Executive  Officers
             21       Subsidiaries  of  the  Issuer
             31       Rule  13a-14(a)  Certifications
             32       Section  1350  Certification
----------------------------

     *    Denotes  a  management contract or compensatory plans or arrangements.
     (1) This exhibit was filed with our Annual Report on Form 10-KSB for the year ended February 28, 2003, and is incorporated by reference herein.
     (2) These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2000, and are incorporated by reference herein.

(b)  Reports  on  Form  8-K:

     We filed the following Form 8-K's during the quarter ended February 29, 2004:

          Date                              Covering
          ----                              --------
     Feb.  16,  2004     Press release  announcing payment of quarterly dividend
                         of $0.04 per  share  on  or  about  February  29,  2004
     Feb.  9,  2004      Press release announcing increase in quarterly dividend
                         rate to $0.04 per share, plus $0.01 "Christmas Bonus" dividend during 3rd quarter

Item  14.  Principal  Accountant  Fees  and  Services

     The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May  28,  2004                                   Life  Partners  Holdings,  Inc.



                                                 By:/s/  Brian  D.  Pardo
                                                    ----------------------------
                                                    Brian D. Pardo
                                                    President  and  Chief
                                                      Executive  Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                       Title                             Date
          ----                       -----                             ----
/s/Brian  D.  Pardo              President, Principal Executive     May 28, 2004
-----------------------------
Brian  D.  Pardo                   Officer,  and  Director

/s/Nina  Piper                   Chef Financial Officer,            May  28,  2004
-----------------------------
Nina  Piper                        Treasurer

/s/R.  Scott  Peden              Secretary,  Director               May  28,  2004
-----------------------------
R.  Scott  Peden

/s/Tad  Ballantyne               Director                           May  28,  2004
-----------------------------
Tad  Ballantyne

/s/Jacqueline  Davis             Director                           May  28,  2004
-----------------------------
Jacqueline  Davis

/s/Fred  Dewald                  Director                           May  28,  2004
-----------------------------
Fred  Dewald

                          LIFE PARTNERS HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 29, 2004 and 2002





                                    Contents


Independent  Auditor's  Report                                              F-2

Audited  Consolidated  Financial  Statements:

     Consolidated  Balance  Sheets                                        F-3-4

     Consolidated  Statements  of  Operations                               F-5

     Consolidated  Statements  of  Shareholders'  Equity                    F-6

     Consolidated  Statements  of  Cash  Flows                              F-7

     Notes  to  the  Financial  Statements                               F-8-15

                          Independent Auditors' Report



To  the  Board  of  Directors
Life  Partners  Holdings,  Inc.



We have audited the accompanying consolidated balance sheet of LIFE PARTNERS HOLDINGS, INC. as of February 29, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended February 29, 2004 and February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Life Partners Holdings, Inc. as of February 29, 2004, and the results of its operations and its cash flows for the years ended February 29, 2004 and February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

MURRELL,  HALL,  MCINTOSH  &  CO.,  PLLP



Oklahoma  City,  Oklahoma

April  30,  2003

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 29, 2004
                                  Page 1 of 2


                                     ASSETS

CURRENT  ASSETS:
     Cash                                                      $      3,174,157
     Investment in securities                                         1,905,795
     Accounts receivable - trade                                      1,978,294
     Accounts receivable - employees and others                          89,840
     Notes receivable                                                    40,390
     Prepaid  expenses                                                      970
                                                               ----------------

          Total current assets                                        7,189,446
                                                               ----------------

PROPERTY  AND  EQUIPMENT:
     Land and building                                                  871,430
     Machinery and equipment                                            269,966
     Transportation equipment                                           151,451
     Computer equipment                                                 131,352
                                                               ----------------

                                                                      1,424,199

     Accumulated depreciation                                          (309,503)
                                                               ----------------

                                                                      1,114,696
                                                               ----------------

OTHER  ASSETS:
     Premium advances, net of reserve for uncollectible
       of $917,924                                                            -
     Other                                                               98,201
     Deferred income taxes                                              616,000
                                                               ----------------

                                                                        714,201
                                                               ----------------

          Total Assets                                         $      9,018,343
                                                               ================




 See the accompanying summary of accounting policies and notes to the financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 29, 2004
                                  Page 2 of 2


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
     Accounts payable                                          $      1,098,253
     Accrued liabilities - contingencies and other                    1,633,867
     Current portion of long term-debt                                   46,625
     Deferred revenue                                                   168,400
     Income taxes payable                                               595,239
                                                               ----------------

          Total current liabilities                                   3,542,384
                                                               ----------------

LONG-TERM DEBT, net of current portion shown above                      501,951
                                                               ----------------

SHAREHOLDERS'  EQUITY:
     Common stock, $0.01 par value 10,000,000 shares                     97,114
       authorized;  9,711,400  shares  issued  and  outstanding
     Additional paid-in capital                                      10,327,540
     Accumulated deficit                                             (4,948,719)
     Accumulated other comprehensive loss                               (23,496)
     Less: Notes receivable issued for common stock                    (478,431)
     Less: Treasury stock - 236,615                                           -
                                                               ----------------

          Total shareholders' equity                                  4,974,008
                                                               ----------------

          Total Liabilities and Shareholders' Equity           $      9,018,343
                                                               ================



 See the accompanying summary of accounting policies and notes to the financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED FEBRUARY 29, 2004 AND 2003

                                                      2004              2003
                                                      ----              ----
REVENUES                                       $   15,596,825    $   12,178,433

BROKERAGE AND REFERRAL  FEES                        7,379,266         6,112,840
                                               --------------    --------------

REVENUES, NET OF BROKERAGE FEES                     8,217,559         6,065,593
                                               --------------    --------------

OPERATING  AND  ADMINISTRATIVE  EXPENSES:
     General and administrative                     4,420,928         3,377,776
     Accrued contingency costs                         99,237           232,867
     Depreciation                                      85,244            62,917
                                               --------------    --------------
                                                    4,605,409         3,673,560
                                               --------------    --------------

INCOME  FROM  OPERATIONS                            3,612,150         2,392,033
                                               --------------    --------------

OTHER  INCOME  (EXPENSES):
     Interest and other income                        213,346           190,266
     Interest expense                                (385,106)          (52,655)
     Realized loss                                    (20,699)                -
                                               --------------    --------------
                                                     (192,459)          137,611
                                               --------------    --------------
INCOME BEFORE INCOME TAXES                          3,419,691         2,529,644
                                               --------------    --------------

INCOME  TAXES:
     Current  tax expense                           1,557,200           650,500
     Deferred tax benefit                            (616,000)                -
                                               --------------    --------------
                                                      941,260           650,500
                                               --------------    --------------

NET INCOME                                     $    2,478,431    $    1,879,144
                                               ==============    ==============

EARNINGS  PER  SHARE:
---------------------

     Basic                                     $         0.26    $         0.20
                                               ==============    ==============

     Diluted                                   $         0.26    $         0.20
                                               ==============    ==============

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT SHARES OUTSTANDING                     9,456,748         9,474,785
                                               ==============    ==============

 See the accompanying summary of accounting policies and notes to the financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED FEBRUARY 29, 2004 AND 2003


                                 Common  Stock                                                         Treasury  Stock
                                 --------------                                                        ---------------
                                                                       Accumulated
                         Number     $0.01     Additional                  Other                   Number                 Total
                          of         par       Paid-In    Accumulated   Comprehen-     Note         of                Shareholders'
                        Shares      Value      Capital      Deficit     sive  Loss   Receivable   Shares     Amount      Equity
                       ----------  --------  -----------  ------------  ----------  -----------  -------  ----------  -------------
Balance,
  February 28, 2002    10,000,000  $100,000  $11,254,600  $(6,878,060)  $       -   $(479,045)   370,324  $(337,775)  $ 3,659,720

Treasury stock
  purchased                     -         -            -            -           -           -    144,891   (632,723)     (632,723)

Payments on notes
  receivable                    -         -            -            -           -         614          -          -           614

Dividends declared              -         -            -   (1,103,369)          -           -          -          -    (1,103,369)

Treasury stock retired   (288,600)   (2,886)    (967,612)           -           -           -   (288,600)   970,498             -

Net  income  for
  the  year  ended
  February 28, 2003             -         -            -    1,879,144           -           -          -          -     1,879,144
                       ----------  --------  -----------  ------------  ----------  -----------  -------  ----------  -----------

Balance,
  February 28, 2003     9,711,400    97,114   10,286,988   (6,102,285)          -    (478,431)   226,615          -     3,803,386

Purchases of
  treasury stock                -         -            -            -           -           -     38,000    (11,528)      (11,528)

Options exercised               -         -       40,552            -           -           -    (28,000)    11,528        52,080

Other comprehensive
  loss                          -         -            -            -     (23,496)          -          -          -       (23,496)

Dividends declared              -         -            -   (1,324,865)          -           -          -          -    (1,324,865)

Net  income  for
  the  year  ended
  February 29, 2004             -         -            -    2,478,431           -           -          -          -     2,478,431
                       ----------  --------  -----------  ------------  ----------  -----------  -------  ----------  -----------

Balance,
  February 29, 2004     9,711,400  $ 97,114  $10,327,540  $(4,948,719)  $ (23,496)  $(478,431)    236,615  $      -   $ 4,974,008
                       ==========  ========  ===========  ===========   =========   =========    ========  ========   ===========


            See the accompanying summary of accounting policies and
                       notes to the financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 29, 2004 AND 2003

                                                      2004              2003
                                                      ----              ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                $    2,478,431    $    1,879,144
     Adjustments  to  reconcile  net  income
     to  operating  activities-
          Depreciation                                 85,244            62,917
          Loss on disposal of property
            and equipment                               2,720             1,138
          Decrease (increase) in accounts
            receivable                             (1,636,591)         (406,228)
          Decrease (increase) in prepaid
            expenses                                    1,826           127,803
          Deferred tax benefit                       (616,000)                -
          (Increase) decrease in other assets         (12,156)          (77,036)
          Increase (decrease) in accounts
            payable                                   762,703           211,232
          Increase in accrued liabilities             256,221           377,273
          Increase (decrease) in income
            taxes payable                              94,739           500,500
          Increase in unearned revenue               10,250            14,400
                                               --------------    --------------
     Net cash provided by operating activities      1,427,387         2,691,143
                                               --------------    --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Note receivable                                  (40,390)            4,603
     Investment in securities                      (1,929,292)                -
     Purchases of property and equipment             (206,872)         (216,974)
                                               --------------    --------------
     Net cash used in investing activities         (2,176,554)         (212,371)
                                               --------------    --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payments on note payable                         (35,226)          (25,109)
     Treasury stock purchased                         (11,528)         (632,723)
     Stock options exercised                           52,080                 -
     Dividends                                      (1,324,865)      (1,103,369)
                                               --------------    --------------
     Net cash provided by financing activities      (1,319,539)      (1,761,201)
                                               --------------    --------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    (2,068,706)         717,571
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                          5,242,863        4,525,292
                                               --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD       $     3,174,157    $   5,242,863
                                               ===============    =============

SUPPLEMENTAL  DISCLOSURES  OF  CASH
  FLOW  INFORMATION:

     Interest paid, net of capitalized amounts $        37,810    $      52,655
                                               ===============    =============

     Income taxes paid                         $     1,462,521    $     150,000
                                               ===============    =============

NON-CASH TRANSACTIONS:
----------------------

     During June 2003, the Company refinanced the building mortgage of $572,270.



 See the accompanying summary of accounting policies and notes to the financial statements.

                          LIFE PARTNERS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004


(1)  DESCRIPTION  OF  BUSINESS

Life Partners Holdings, Inc. (the "Company") is a Texas corporation engaged in facilitating viatical and life settlement transfers. It is the parent company of Life Partners, Inc. ("LPI"), which is the oldest and one of the largest viatical settlement companies in the United States. Viatical and life settlements involve the purchase of the life insurance policies of terminally ill persons (viatical settlements) or elderly persons (senior life settlements) at a discount to their face value.

(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The  following  is a summary of significant accounting policies followed by Life
Partners:

Certain 2003 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

Cash and Cash Equivalents - For purposes of the statement of cash flows, we consider all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The average balance of our general checking account balance is generally in excess of $100,000. The Federal Deposit Insurance Corporation insures all bank accounts up to $100,000. Management believes its exposure to loss is minimal considering only the amounts in excess of $100,000 are at risk and the depository bank is a well established national bank and one of the nation's largest financial institutions.

Premium advances - The Company follows the practice of fully reserving all premium advances at the time such advances are made. When premium advances are repaid, the repayments are offset against the premium expense. During the fiscal years ended February 29, 2004 and February 28, 2003 the Company advanced premiums totaling $459,789 and $266,856 respectively and received repayments of advances of $106,307 and $ 61,227 respectively.

Consolidation - The consolidated financial statements include the accounts of Life Partners and its wholly owned subsidiaries, as described in Note 1 above. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition - The Company records income at such time as legally binding commitments have been made on the part of both the purchasers and the insured.

Investment in Life Insurance Policies - In accordance with Financial Standards Board Technical Bulletin 85-4 "Accounting for Purchases of Life Insurance", the Company reduces its investment in life insurance policies to their cash surrender value with any differences between cost and cash surrender value being charged to expense. At February 29, 2004, the Company held investments in eight life insurance policies with face value amounts totaling $163,259, which have been reduced to the carrying value of $880.

Property and Equipment - The Company's property and equipment are depreciated over their useful lives using the straight-line method. The useful lives of property and equipment for purposes of computing depreciation are:

               Building                                  30  years

               Machinery  and  equipment                  5  years

               Transportation  equipment           5  to  9  years

Impairment of Long-lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" (FAS 121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of February 29, 2004, no impairment has been indicated.

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

(3)  NEW  ACCOUNTING  PRONOUNCEMENTS

In April of 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recession of FASB Statements Non 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS deals with reporting gains and losses for extinguishment of debt, accounting for intangible Assets of Motor Carriers, and sales and leaseback transactions.

In June of 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that cost associated with an exit or disposal activity be recognized only when the liability is incurred.

In October of 2002, the Financial Accounting Standards Board issued SFAS No. 147 "Acquisition of Certain Financial Institutions.

In December of 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends SFAS Non 123 "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

In April of 2003, the Financial Accounting Standards Board issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging actives Under FASB Non 133 "Accounting for Derivative Instruments and Hedging Activities.
..
In May of 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both

Liability and Equity. This standard establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity

Management believes adoption of these new statements will not have any significant effect on the Company's financial condition or results of operations.

(4)  INVESTMENTS  IN  SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

The cost and estimated market value of the investment securities classified as available-for-sale as of February 29, 2004 are as follows:

                                          Gross       Gross        Unrealize
                                       Unrealized   Unrealized     Estimated
                              Cost        Gains      (Losses)         Value
                          -----------  ----------   ----------   ------------
MARKET  Income  funds     $ 1,591,791    $     -    $ (25,746)    $ 1,566,045
Corporate  stocks             337,500      2,250            -         339,750
                          -----------    -------    ---------     -----------

                          $ 1,929,291    $ 2,250    $ (25,746)    $ 1,905,795
                          ===========    =======    =========     ===========


(5)  LEASES

The Company leases various equipment under non-cancelable operating leases expiring in various years through 2009.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 29, 2004 for each of the next five years and in the aggregate are:

     Twelve  months  ending  February  28,                 Amount
     -------------------------------------                 ------
                    2005                                  $ 36,675
                    2006                                    36,675
                    2007                                    36,675
                    2008                                    23,837
                    2009                                     1,834
                                                          --------
                      Total  minimum  future
                        rental  payments                  $135,696
                                                          ========

Rental expense was $34,842 and $12,838 for the years ended February 28, 2004 and 2003, respectively.

Certain operating leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(6)  LONG-TERM  DEBT

During the year ended February 29, 2004 the Company refinanced the building in order to lower the interest rate. The interest rate was reduced from 9.25% to 5.625%. The term of the note was also reduced by two years.

As  of  February  28,  2004,  the  Company  had  the  following  long-term debt:

                                                   Current     Long-Term
                                                   -------     ---------
5.625%  note  payable  to  a  bank,
due  in installments  of  $6,270.55
through  March  2013, secured  by  land
and  office  building                               $45,292     $501,951

25%  capital  lease  payable
to  finance  company,  due  in  monthly
installments  of  $86  through  November
2004,  secured  by  equipment                           684            -

25%  capital  lease  payable
to  finance  company,  due  in  monthly
installments  of  $102  through
October  2004,  secured  by  equipment                  720            -
                                                    -------     --------

                                                    $46,696     $501,951
                                                    =======     ========

Maturities on long-term debt for each of the next five years and thereafter are as follows:

                                                                   Amount
                                                                  --------
                               2005                             $   46,696
                               2006                                 48,358
                               2007                                 51,037
                               2008                                 53,980
                               2009                                 57,096
                               Thereafter                          291,480
                                                                ----------
                                                                $  548,647
                                                                ==========

(7)  INCOME  TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at February 29, 2004, result in a deferred tax asset of approximately $685,000, which the Company believes to be fully realizable.

Following are the components of this deferred tax asset as of February 29, 2004:

          Excess  tax  over  financial  accounting -
            Depreciation                                     $  (80,000)
          Excess  financial  accounting  over  tax  -
            Accrued  contingency  costs                         306,000
          Reserve  for  bad  debts                              353,000
          Acquired  life  insurance  policies                    37,000
                                                             ----------
          Net  deferred  tax  asset                             616,000
                                                             ==========

The difference between the Company's effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the years ended February 29, 2004 and 2003:

                                                       2004         2003
                                                       ----         ----
          United  States  statutory  rate              34.0%        34.0%
          State  of  Texas  statutory  rate             4.5%         4.5%
          Expected  combined  rate                     38.5%        38.5%
          Elimination  of  valuation
            allowance  on  deferred  tax  asset       (18.1)           -
          Additonal  taxes  assocated  with  IRS
            settlement                                  7.1            -
          Benefit  from  utilization  of
            net  operating  loss  carryforward            -        (12.8)
                                                      ------       ------

          Combined  effective  tax  rate               27.5%        25.7%
                                                      ======       ======

On Sept. 20, 2001, the Company received a notice of deficiency from the IRS for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 in federal income tax plus penalties of $351,124 and an unspecified amount of interest. On November 30, 2003, the Company settled the dispute with the IRS by agreeing to pay total additional tax of $377,995, for all years in dispute and no penalties. The Company accrued $377,995 in additional income tax expense related to this settlement along with $346,570 in interest. The tax was paid on April 27, 2004 and the Company has directed our legal counsel to file a request for abatement of interest on the tax. Abatement of interest is in the discretion of the IRS, with an opportunity for review by the U.S. Tax Court. If an interest abatement is not granted to our satisfaction, the Company intends to have the issue judicially reviewed

(8)  STOCK  TRANSACTIONS  AND  COMMON  STOCK  OPTIONS

On August 23, 2001, the Company issued 20,000 shares of its treasury stock to an individual in exchange for a one-year note receivable in the amount of $155,000. This note bears interest at the rate of 6.5% per annum. For financial reporting purposes, this note has been reflected as a reduction in the Company's shareholders' equity section similar to a stock subscription receivable.

During the year ended February 28, 2003, the Company purchased 144,891 shares of its common stock for $632,723.

The Company has declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

          Date Declared              Date Paid              Dividend Amount
          -------------              ---------              ---------------
            2/11/02                   2/28/02                   $0.025
            5/12/03                   5/31/03                   $0.025
            8/31/03                   8/31/03                   $0.025
            11/30/03                  12/15/03                  $0.035
            2/28/03                   3/14/03                   $0.03
            5/31/03                   6/15/03                   $0.03
            8/31/03                   9/15/03                   $0.03
            11/30/03                  12/15/03                  $0.03
            2/29/04                   3/15/04                   $0.04

As of February 29, 2004 the Company has three stock-based compensation plans which are described below. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the years ended February 29, 2004, and February 28, 2003 related to its stock option plans under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation", net earnings (loss) and net earnings (loss) per share would have increased to the pro forma amounts shown below for the years ending February 29, 2004 and February 28, 2003:

                                                         2004         2003
                                                         ----         ----
Pro forma net earnings applicable to
  common shareholders                                 $2,478,432   $1,879,144

Less: Total stock based compensation expense
  determined under fair value based
   method for all awards, net of related tax effect            -      (22,420)
                                                      ----------   ----------

Pro forma net earnings (loss) per common share        $2,478,432   $1,856,724
                                                      ==========   ==========


Earnings (loss) per share:                               2004         2003
                                                         ----         ----

Basic - as reported                                   $     0.26   $     0.20
                                                      ==========   ==========

Basic - pro forma                                     $     0.26   $     0.20
                                                      ==========   ==========


Diluted - as reported                                 $     0.26   $     0.20
                                                      ==========   ==========

Diluted - pro forma                                   $     0.26   $     0.20
                                                      ==========   ==========



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 2.123% and 3.056% for 2004 and 2003, respectively; volatility of 40%; and expected life less than two years. The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

     On February 1, 2002, pursuant to the Company's Omnibus Equity Compensation Plan, G. Russell Hagan Ltd. Partnership is entitled to purchase 50,000 shares of our common stock at a price of $4.50 per share. This option expires on February 1, 2005. This option may be exercised only upon notice of its exercise with full purchase price for the amount of shares purchased.

     On  October  1, 2002, pursuant to the Company's Omnibus Equity Compensation

Plan, Compass Settlements, LLC is entitled to purchase 50,000 shares of our common stock at a price of $1.86 per share. Compass Settlements, LLC has exercised the right to purchase 28,000 shares under this option. The right to purchase the remaining shares under this option expires on October 1, 2004. This option may be exercised only upon notice of its exercise with full purchase price for the amount of shares purchased.

     As of February 29, 2004, the Company had 25,720 warrants outstanding at an exercise price of $9.375 per warrant for one share each of the Company's treasury stock. Of these warrants, 14,983 expire on August 27, 2004 and 10,737 expire on January 16, 2005.

     Information with respect to stock options and warrants outstanding to certain employees, directors and service providers are as follows:

                                                       2004
                                            ---------------------------------
                                             Shares               Average
                                                                  Exercise
                                                                   Price
                                             -------            -------------
Outstanding  at  beginning  of  year         176,220            $ 4.50 - 7.43

Exercised                                    (28,000)              $     1.86

Expired                                      (25,500)               $  (9.375)
                                             -------                ---------

Outstanding  at  the  end  of  year          122,720                 $   5.28
                                             =======                 ========

                             Options Outstanding                         Options Exercisable
                        ----------------------------                  -------------------------
                          Shares           Average       Average        Shares          Average
                        Outstanding       Remaining      Exercise     Outstanding      Exercise
                        At 2/29/04       Life (Years)     Price         2/29/04         Price
                        -----------      ------------    --------     ------------     --------
$1.00  to  $2.00           50,000             .83         $  1.86        50,000         $  1.86
$3.90  to  $5.00           47,000             1.0         $  4.20        47,000         $  4.18
$9.00 to $10.00            25,720             1.0         $  9.38        25,720         $  9.38
                          -------                         -------       -------         -------

                          122,720                         $  5.28       122,720         $  4.09
                          =======                         =======       =======         =======

(9)  RELATED  PARTY  TRANSACTIONS

The  Company currently operates under an agreement with ESP Communications, Inc.
(ESP), which is owned by the wife of the Company's president. Under the agreement, ESP performs specified administrative duties on behalf of the Company. Either party may cancel the agreement with a thirty day written notice.

The Company currently pays ESP $7,500 on a semi-monthly basis for its services. The Company recorded management services expense concerning this agreement with ESP of approximately $168,500 and $120,000 for the years ended February 29, 2004 and February 28, 2003, respectively.

During 2003, the Company advanced $162,000 to certain shareholders to pay the required federal withholding on dividends to foreign shareholders. These shareholders agreed to repay this advance by withholding from future dividend payments. They also agreed to pay interest on these advances at the rate of 3.5% per annum. As of February 29, 2004, these advances have all been repaid in full.

(10)  EARNINGS  (LOSS)  PER  SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the applicable periods. The number of shares used in the computations were 9,474,785 in 2004 and 9,484,785 in 2003.

(11)  CONTINGENCIES

On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and restitution to the affected individuals. We filed a Motion for Summary Judgment to dismiss the case which has been heard by the court, but the court has not ruled on our motion. Plaintiff also filed a Motion for Summary Judgment which has not been ruled on. Management believes that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. The Company's primary legal counsel in this case has informed the Company that they do not anticipate the settlement costs in this case to exceed $300,000. As of February 29, 2004, the Company had accrued $300,000 for the settlement of this case.

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. Face value of the policies in question total $796,500. During the fiscal year ended February 29, 2004, the Company paid $236,699 to these purchasers and has accrued another $ 279,867 for future claims that might arise on these policies.

                                  EXHIBIT INDEX
                             DESCRIPTION OF EXHIBIT



       Number                        Description
       ------                        -----------

         14       Code  of  Ethics  for  Directors  and  Executive  Officers
         21       Subsidiaries  of  Life  Partners
         31       Rule  13a-14(a)  Certifications
         32       Section  1350  Certification