Form 10QSB
period 2004-05-31
LIFE PARTNERS HOLDINGS INC
filed 2004-07-15
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2004
or
Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 0-7900
LIFE PARTNERS HOLDINGS, INC.
(Name of small business issuer in its charter)

Texas (State of incorporation)	74-2962475 (I.R.S. Employer ID no.)
204 Woodhew Waco, Texas (Address of Principal Executive Offices)	76712 (Zip Code)

Issuer's telephone number, including area code: 254-751-7797

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares of Common Stock, $.01 par value, outstanding as of May 31, 2004: 9,494,785

Transitional Small Business Disclosure Format: Yes [ ] No [X]

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet - May 31, 2004	3-4

Consolidated Condensed Statements of Operations - For the Three Months
Ended May 31, 2004 and 2003	5

Consolidated Condensed Statements of Shareholders' Equity – For the Three Months
Ended May 31, 2004 and 2003	6

Consolidated Condensed Statements of Cash Flows - For the Three Months Ended
May 31, 2004 and 2003	7

Notes to Consolidated Condensed Financial Statements	8-12

Item 2. Management's Discussion and Analysis	12-15

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Changes in Securities	16

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
MAY 31, 2004
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,342,758
Investment in income funds	2,310,593
Accounts receivable	2,783,554
Accounts receivable — employees and others	84,408
Prepaid expenses	49,991

Total current assets	7,571,304

PROPERTY AND EQUIPMENT:
Land and building	911,062
Machinery and equipment	474,721
Transportation equipment	151,451

1,537,234
Accumulated depreciation	(342,132)

1,195,102

OTHER ASSETS:
Premium advances net of reserve for uncollectible of $1,044,268	-
Other	128,795
Deferred income taxes	741,000

869,795

Total Assets	$9,636,201

See accompanying summary of accounting policies and notes to financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
MAY 31, 2004
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,575,029
Accrued liabilities - contingencies and other	1,532,713
Current portion of long term-debt	46,959
Deferred revenue	171,400
Income taxes payable	431,744

Total current liabilities	3,757,845

LONG-TERM DEBT, net of current portion shown above	490,032

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 10,000,000 shares
authorized; 9,711,400 shares issued	97,114
Additional paid-in capital	10,364,740
Accumulated deficit	(4,388,447)
Accumulated other comprehensive loss	(206,652)
Less: Notes receivable issued for common stock	(478,431)
Less: Treasury stock – 216,615 shares	-

Total shareholders' equity	5,388,324

Total Liabilities and Shareholders' Equity	$9,636,201

See accompanying summary of accounting policies and notes to financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2004 and 2003
(Unaudited)

	For the Three Months Ended
	May 31,

	2004	2003

REVENUES	$ 5,143,636	$ 4,742,775
BROKERAGE FEES	2,570,516	2,189,164

REVENUES, NET OF BROKERAGE FEES	2,573,120	2,553,611

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,192,541	985,473
Accrued contingency costs	4,595	519
Depreciation	32,629	17,989

	1,229,765	1,003,981

INCOME FROM OPERATIONS	1,343,355	1,549,630

OTHER INCOME (EXPENSES):
Interest and other income	76,566	55,740
Other expense	(111,272)	(61,021)
Interest expense	(8,063)	(13,490)
Realized gain	13,977	-

	(28,792)	(18,771)

INCOME BEFORE INCOME TAXES	1,314,563	1,530,859

INCOME TAXES:
Current tax expense	499,500	514,440
Deferred tax (benefit)	(125,000)	-

	374,500	514,440

NET INCOME	940,063	$ 1,016,419

PER SHARE EARNINGS
PER SHARE	0.10	$ 0.11

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	9,484,455	9.449,785

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$ 940,063	$ 1,016,419
Unrealized loss on investments	(183,156)	-

COMPREHENSIVE INCOME	$ 756,907	$ 1,016,419

See accompanying summary of accounting policies and notes to financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MAY 31, 2004 AND 2003
(Unaudited)

	Common Stock						Treasury Stock

	Number of	$ 0.01	Additional	Accumulated	Accumulated Other	Notes	Number of		Total Shareholders’
	Shares	par value	Paid-in Capital	Deficit	Comprehensive Loss	Receivable	Shares	Amount	Equity

Balance
February 28, 2003	9,711,400	$ 97,114	$ 10,286,988	$ (6,102,285)	$ -	$ (478,431)	226,615	$ -	$ 3,803,386
Treasury stock purchased	-	-	-	-	-	-	35,000	-	-
Dividends declared	-	-	-	(283,494)	-	-	-	-	(283,494)
Net income for the three months ended
May 31, 2003	-	-	-	1,016,419	-	-	-	-	1,016,419

Balance
May 31, 2003	9,711,400	$ 97,114	$ 10,286,988	$ (5,369,360)	$ -	$ (478,431)	261,615	$ -	$ 4,536,311

Balance
February 29, 2004	9,711,400	$ 97,114	$ 10,327,540	$ (4,948,719)	$ (23,496)	$ (478,431)	236,615	$ -	$ 4,974,008

Options exercised	-	-	37,200	-	-	-	(20,000)	-	37,200
Other comprehensive loss	-	-	-	-	(183,156)	-	-	-	(183,156)
Dividends declared	-	-	-	(379,791)	-	-	-	-	(379,791)
Net income for the three months ended
May 31, 2004	-	-	-	940,063	-	-	-	-	940,063

Balance
May 31, 2004	9,711,400	$ 97,114	$ 10,364,740	$ (4,388,447)	$ (206,652)	$ (478,431)	216,615	$ -	$ 5,388,324

See accompanying summary of accounting policies and notes to financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2004 AND 2003
(Unaudited)

	For the Three Months Ended
	May 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$940,063	$1,016,419
Adjustments to reconcile net income to operating activities -
Depreciation	32,629	17,988
Increase in accounts receivable	(799,828)	(31,336)
(Increase) decrease in prepaid expenses	(49,021)	1,802
(Increase) decrease in other assets	9,796	(3,947)
Increase (decrease) in accounts payable	476,777	(119,223)
Decrease in accrued liabilities	(100,238)	(189,345)
Increase (decrease) in income taxes payable	(163,495)	129,440
Increase in deferred tax benefit	(125,000)	-
Increase (decrease) in unearned revenue	3,000	(1,250)

Net cash provided by operating activities	224,683	820,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Building Improvement	(39,632)	-
Investment in income funds	(404,798)	(1,527,690)
Unrealized loss on Marketable Securities	(183,156	-
Purchases of property and equipment	(73,403)	(25,912)
Investment in partnership	-	(3,165)

Net cash used in investing activities	(700,989)	(1,556,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(12,502)	(7,127)
Stock options exercised	37,200	-
Dividends	(379,791)	(283,494)

Net cash used in financing activities	(355,093)	(290,621)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(831,399)	(1,026,840)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,174,157	5,242,863

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,342,758	$4,216,023

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$8,063	$13,490

Income taxes paid	$662,995	$385,000

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.
Notes to Consolidated Condensed Financial Statements
May 31, 2004
(Unaudited)

These consolidated condensed financial statements have been prepared by Life Partners Holdings, Inc. (the "Company” or "Life Partners") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-KSB.

(1) DESCRIPTION OF BUSINESS

Life Partners is the parent company of Life Partners, Inc. ("LPI"). LPI is the oldest and one of the largest viatical settlement companies in the United States. To supplement LPI’s viatical business, we have expanded our operations and services to include life settlement transactions, which we believe will emerge as a market surpassing the viatical market.

(2) INVESTMENTS IN SECURITIES

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
The cost and estimated market value of the investment securities classified as available-for-sale as of May 31, 2004 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses )	Value

Market Income Funds	$2,417,245	$-	$(202,152)	$2,215,093
Corporate Stocks	100,000	-	(4,500)	95,500

	$2,517,245	$-	$(206,652)	$2,310,593

(3) LONG-TERM DEBT

As of May 31, 2004, the Company had the following long-term debt:

	Current	Long -Term

Building Loan	$46,041	$490,032
Equipment Loans	918	-

	$46,959	$490,032

(4) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at May 31, 2004, result in a deferred tax asset of approximately $741,000, which the Company believes to be fully realizable.
Following are the components of this deferred tax asset as of May 31, 2004:

Excess tax over financial accounting -
Depreciation	$(79,000)
Excess financial accounting over tax –
Accrued contingency costs	247,000
Reserve for bad debts	404,000
Acquired life insurance policies	37,000
Accrued interest	132,000

Net deferred tax asset	$741,000

The difference between the Company's effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the years ended May 31, 2004 and 2003:

	2004	2003

United States statutory rate	34.0%	34.0%
State of Texas statutory rate	4.5%	4.5%
Expected combined rate	38.5%	38.5%
Elimination of valuation
allowance on deferred tax asset	(10.0)%	-
Benefit from utilization of
net operating loss carryforward	-	(12.8)%

Combined effective tax rate	28.5%	25.7%

On Sept. 20, 2001, the Company received a notice of deficiency from the IRS for the fiscal years ended September 30, 1993, 1994, and 1995, in the amount of $1,755,624 in federal income tax plus penalties of $351,124 and an unspecified amount of interest. On November 30, 2003, the Company settled the dispute with the IRS by agreeing to pay total additional tax of $377,995, for all years in dispute and no penalties. The Company has paid $377,995 in additional income tax expense related to this settlement and accrued $346,570 in interest. The tax was paid on April 27, 2004, and the Company has directed our legal counsel to file a request for abatement of interest on the tax. Abatement of interest is in the discretion of the IRS, with an opportunity for review by the U.S. Tax Court. If an interest abatement is not granted to our satisfaction, the Company intends to have the issue judicially reviewed.

(5) STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

The Company has declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount

08/31/03	08/31/03	$0.025
11/30/03	12/15/03	$0.035
02/28/03	03/14/03	$0.03
05/31/03	06/15/03	$0.03
08/31/03	09/15/03	$0.03
11/30/03	12/15/03	$0.03
02/29/04	03/15/04	$0.04
05/31/04	06/15/04	$0.04

As of May 31, 2004, the Company had outstanding warrants for 128,220 shares of the Company’s treasury stock exercisable at $1.86 to $7.50 per share.

As of May 31, 2004, the Company has three stock-based compensation plans, which are described below. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the three months ended May 31, 2004 and 2003, related to its stock option plans under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by ”Statement of Financial Accounting Standards No. 123 (”SFAS 123”), Accounting for Stock-Based Compensation”, net earnings and net earnings per share would have decreased to the pro forma amounts shown below for the three months ending May 31, 2004 and 2003:

	2004	2003

Pro forma net earnings applicable to common shareholders	$940,063	$1,016,419
Less: Total stock based compensation expense determined
under fair value based method for all awards, net of
related tax effect	-	(82,885)

Pro forma net earnings per common share	$940,063	$933,534

Earnings per share:
Basic - as reported	$0.10	$0.11

Basic - pro forma	$0.10	$0.10

Diluted - as reported	$0.10	$0.11

Diluted - pro forma	$0.10	$0.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 1.256% and 2.066% for 2004 and 2003, respectively; volatility of 40%; and expected life less than two years. The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

(6) EARNINGS PER SHARE

	For the Three Months Ended May 31,

	2004			2003

	Income	Shares	Per Share	Income	Shares	Per Share

Basic: Income attributable to Common Stock	$940,063	9,484,455	$0.10	$1,016,419	9,449,785	$0.11
Effective of anti-dilutive securities: Stock Options	-	-	-	-	924	-

Dilutes: Income attributable to common stock, after assumed dilutions	$940,063	9,484,455	$0.10	$1,016,419	9,450,709	$0.11

(7) CONTINGENCIES

On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA") and seeks an injunction against future violations, civil penalties, and restitution to the affected individuals. We filed a Motion for Summary Judgment to dismiss the case; it has been heard by the court, but has not yet been ruled on. Plaintiff also filed a Motion for Summary Judgment, which has not yet been ruled on. Management believes that it did not violate the DTPA and that the applicable statute of limitations would preclude most of the possible claims. The Company's primary legal counsel in this case has informed the Company that they do not anticipate the settlement costs in this case to exceed $300,000. As of February 29, 2004, the Company had accrued $300,000 for the settlement of this case.

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. Face value of the policies in question total $796,500. During the quarter ended May 31, 2004, the Company paid $161,212 to these purchasers and has made no additional accrual.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

Statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance; anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets; developments in industry regulations and the application of such regulations; and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements”, as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involved a number of risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for fiscal 2004. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

The following discussion is intended to assist in understanding of our financial position as of May 31, 2004, and our results of operations for the three-month period ended May 31, 2004 and 2003. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2004. The footnotes to the Consolidated Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

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

Impairment of Long-lived Assets – We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" (FAS 121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of May 31, 2004, no impairment has been indicated.

Litigation and Policy Analysis Loss Reserves – Litigation and policy analysis loss reserves have been established based on management’s best estimate as to the ultimate outcome of contingent liabilities. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future litigation and policy analysis loss costs could differ from our currently estimated amounts.

The Company

General. Life Partners Holdings, Inc. (“We” or “Life Partners”) is the parent company of Life Partners, Inc. (“LPI”). LPI is the oldest and one of the largest viatical settlement companies in the United States. To supplement LPI’s viatical business, we have expanded our operations and services to include life settlement transactions, which we believe will emerge as a market surpassing the viatical market.

The Viatical and Life Settlement Business. LPI was incorporated in 1991 and has conducted business under the registered service mark “Life Partners” since 1992. Until this fiscal year, our revenues have been principally derived from fees for facilitating the purchase of viatical settlement contracts. A viatical settlement is the sale of a life insurance policy by a terminally ill person to another party. By selling the policy, the insured (a viator) receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the viator dies. To date, purchasers of viatical settlements have generally been high net worth individuals or small institutional purchasers.

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

The following table shows the number of viatical and life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended May 31, 2003 and May 31, 2004:

	Period Ended May 31, 2003	Period Ended May 31, 2004

Number of settlements	85	87
Face value of policies (in ‘000’s)	$12,573	$18,234
Average revenue per settlement	$55,797	$59,122
Net Revenues derived (in ‘000’s)(1)	$2,554	$2,573
_______________

(1)The revenues derived are exclusive of referring brokerage and referral fees.

Comparison of the Three Months Ended May 31, 2004 and 2003

We reported net income of $940,063 for the three months ended May 31, 2004, as compared to net income of $1,016,419 for the three months ended May 31, 2003. This decrease in net income is attributable primarily to the following factors: (1) a 21% increase in general and administrative expenses, (2) a 17% increase in brokerage and referral fees offset by (3) a 6% increase in average revenue per settlement.

Revenues - Revenues increased by $400,861 or 8% from $4,742,775 in 2003 to $5,143,636 in 2004. This increase was due primarily to a 45% increase in the face value of the viatical and life settlements from $12,573,000 in 2003 to $18,234,000 in 2004 and a 6% increase in the average revenue per settlement. Our higher face values reflect a growing number of life settlements. The proportionately higher face value of settlements compared to the average revenue per settlement reflects higher pricing discounts attributable to longer life expectancies for the life settlements. The number of viatical settlements with longer life expectancies has also increased, resulting in greater discounts for those policies. During the period, demand for our services remained strong and the number of policies presented to us meeting our purchasing qualifications increased by 2%. We do not relax our purchasing qualifications in order to increase our transaction flow. However, in order to meet the growing demand for policies, we have established markets for longer term viatical and life settlements with competitive discount rates and have increased our advertising budget to attract qualified policies. We believe that both domestic and foreign investors are realizing that viatical and life settlement transactions have inherent diversification and investment value, irrespective of the performance of equity or bond markets. We believe that, during the remainder of this fiscal year, domestic and foreign demand will result in higher numbers of settlements and an increase in our volume of business. During this quarter, there was a marked shift in the source of investment funds from foreign to domestic investors. Approximately 90% of our business for the fiscal quarter was from domestic investors, while approximately 10% was from foreign investors. We believe this ratio will shift to a more even distribution between foreign and domestic investors during the remainder of this fiscal year due in part to interest in our services from Western European countries.

Brokerage and Referral Fees - Brokerage and referral fees increased 17% or $381,352 from $2,189,164 in 2003 to $2,570,516 in 2004. This increase is due primarily to a 45% increase in face value of the policies and an attendant increase in brokerage fees. While referral fees are typically based on settlement acquisition costs, brokerage fees are based on the face amount of the policies. Life settlements tend to have higher face values than viatical settlements. As the number of life settlements increases in relationship to our total number of settlements, our brokerage fees also increase. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly. Our increased advertising expenditures are intended to encourage the direct presentation of policies. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, and individual agreements between clients and their referring financial planners.

Expenses - General and administrative expenses increased by 21% or $207,068 from $985,473 in 2003 to $1,192,541 in 2004. The increase in general and administrative expenses is due primarily to (1) an increase of 1,262% in non-federal taxes, primarily attributable to Texas franchise taxes, from $12,640 in 2003 to $172,294 in 2004, (2) an increase of $100,051 resulting primarily from an increase in wages and benefits costs such as health care insurance premiums as a result of an increase in the number of our non-executive employees, and (3) a 52% increase or $56,370 in advertising and marketing expenditures, primarily for qualified policies from $109,386 in 2003 to $165,755 in 2004. There were no material changes in depreciation expense, other income or interest expense.

Income Taxes - Income tax expense decreased by $139,940 from $514,440 in 2003 to $374,500 in 2004. The decrease was due primarily to a deferred tax benefit of $125,000.

Contractual Obligations

The following table summarizes the Company’s outstanding contractual obligations as of May 31, 2004:

	Payments Due By Year

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years

Long-term debt	$536,073	$46,041	$100,686	$112,646	$276,700
Capital lease commitments	918	918	-	-	-

Total	$536,991	$46,959	$100,686	$112,646	$276,700

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the three months ended May 31, 2004 was $224,683 compared with net cash flows provided by operating activities of $820,548 for the three months ended May 31, 2003. This decrease in cash flows from operating activities was attributable primarily to a $799,829 increase in accounts receivable.

As of May 31, 2004, we had working capital of $3,813,459. We believe future viatical and life settlement operations will generate sufficient profits and cash flows to meet our anticipated working capital needs. Services related to life settlements are currently marketed and performed in a manner similar to viatical settlements, although primarily to institutional purchasers. We will continue to explore pooled securitization arrangements for life settlements as well, but do not expect any material adverse financial impact on our operations if a securitization fails to develop.

Off-Balance Sheet Arrangements

There have been no changes in off-balance sheet arrangements reported in our most recent Form 10-KSB.

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

PART II – OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

On Sept. 20, 2001, we received a notice of deficiency from the IRS for the fiscal years ended September 30, 1993, 1994 and 1995 in the amount of $1,755,624 in federal income tax plus penalties of $351,124 and an unspecified amount of interest. On November 30, 2003, we settled the dispute with the IRS by agreeing to pay total additional tax of $377,995, for all years in dispute and no penalties. We paid this amount on April 27, 2004, and have directed our legal counsel to file a request for abatement of interest on the tax. Abatement of interest is within the discretion of the IRS, with an opportunity for review by the U.S. Tax Court. If an interest abatement is not granted to our satisfaction, we intend to have the issue judicially reviewed.

On May 26, 2004, the 10th Court of Appeals for the State of Texas affirmed the trial court’s dismissal of Plaintiff’s case in Bobbie J. Griffitts v. Life Partners, Inc., No. 10-01-271-CV. The Court of Appeals affirmed that Life Partners’ transactions were not securities under the Texas Securities Act and dismissed Plaintiff’s case against Life Partners entirely. Plaintiff has not indicated whether she will appeal the case to the Supreme Court of Texas.

We are also subject to legal proceedings in the ordinary course of business, none of which, either individually or collectively, we believe are material to our business operations, financial condition, or results of operations.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended May 31, 2004, we issued 20,000 shares of common stock upon exercise of options previously granted under a stock-based compensation plan. The shares were offered and sold without registration under the Securities Act of 1933 in the mistaken belief that the immediate resale of the shares would be exempt under Rule 144 of the Act. We now realize that our reliance on Rule 144 was misplaced, and have take steps to ensure that future transactions under our plans will be made under either our Form S-8 registration statement or applicable exemptions from registration.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1   Section 302 Certifications

32.1   Section 1350 Certification

(b) We filed the following Form 8-K during the quarter ended May 31, 2004:

(i)   A Form 8-K dated May 10, 2004 attaching a press release announcing the declaration of a 4-cent per share quarterly dividend to shareholders of record as of May 31, 2004 to be paid on or about June 15, 2004.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Partners Holdings, Inc.

Date: July 15, 2004	By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.   Description

31.1   Section 302 Certifications
32.1   Section 1350 Certification

18