Form 10QSB
period 2004-08-31
LIFE PARTNERS HOLDINGS INC
filed 2004-10-15
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2004

or

Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 0-7900

LIFE PARTNERS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Texas (State of incorporation)	74-2962475 (I.R.S. Employer ID no.)
204 Woodhew Waco, Texas (Address of Principal Executive Offices)	76712 (Zip Code)

Issuer's telephone number, including area code: 254-751-7797

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [  ]

Shares of Common Stock, $.01 par value, outstanding as of August 31, 2004: 9,363,785

Transitional Small Business Disclosure Format: Yes [  ] No [X]

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheet - August 31, 2004	3-4
Consolidated Condensed Statements of Operations - For the Three and Six Months
Ended August 31, 2004 and 2003	5
Consolidated Condensed Statements of Shareholders' Equity - For the Six Months
Ended August 31, 2004 and 2003	6
Consolidated Condensed Statements of Cash Flows - For the Six Months Ended
August 31, 2004 and 2003	7
Notes to Consolidated Condensed Financial Statements	8-12
Item 2. Management's Discussion and Analysis	13-17
Item 3. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 6. Exhibits	19
Signatures	20

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
AUGUST 31, 2004
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,776,334
Investment in income funds	3,196,865
Accounts receivable	2,960,474
Accounts receivable -- employees and others	85,452
Prepaid expenses	31,699

Total current assets	8,050,824

PROPERTY AND EQUIPMENT:
Land and building	911,063
Machinery and equipment	564,658
Transportation equipment	151,451

1,627,172
Accumulated depreciation	(373,200)

1,253,972

OTHER ASSETS:
Premium advances net of reserve for uncollectible of $1,180,249	-
Other	170,655
Deferred income taxes	779,000
949,655
Total Assets	$10,254,451
See accompanying summary of accounting policies and notes to financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
AUGUST 31, 2004
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,659,306
Accrued liabilities - contingencies and other	1,616,120
Current portion of long term-debt	46,859
Deferred revenue	171,400
Income taxes payable	154,244

Total current liabilities	3,647,929

LONG-TERM DEBT, net of current portion shown above	478,056

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 10,000,000 shares
authorized; 9,570,400 shares issued	95,704
Additional paid-in capital	10,411,150
Accumulated deficit	(3,733,147)
Accumulated other comprehensive loss	(166,810)
Less: Notes receivable issued for common stock	(478,431)
Less: Treasury stock - 206,615 shares	-

Total shareholders' equity	6,128,466

Total Liabilities and Shareholders' Equity	$10,254,451

See accompanying summary of accounting policies and notes to financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2004 and 2003
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31
	2004	2003	2004	2003
REVENUES	$5,963,217	$3,332,480	$11,106,853	$8,075,255
BROKERAGE FEES	3,038,854	1,587,751	5,609,370	3,776,915
REVENUES, NET OF BROKERAGE FEES	2,924,363	1,744,729	5,497,483	4,298,340
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,190,225	1,085,714	2,382,766	2,071,187
Accrued contingency costs	21,105	-	25,700	519
Depreciation	31,067	18,350	63,696	36,339
	1,242,397	1,104,064	2,472,162	2,108,045
INCOME FROM OPERATIONS	1,681,966	640,665	3,025,321	2,190,295

OTHER INCOME (EXPENSES):
Interest and other income	83,802	94,947	160,367	150,687
Other expense	(134,298)	(88,991)	(245,570)	(150,011)
Interest expense	(8,070)	(361,552)	(16,133)	(375,043)
Realized gain (loss) on marketable securities	-	(94,500)	13,977	(94,500)
	(58,566)	(450,096)	(87,359)	(468,867)

INCOME BEFORE INCOME TAXES	1,623,400	190,569	2,937,962	1,721,428
INCOME TAXES:
Current tax expense	583,000	401,820	1,082,500	916,260
Deferred tax (benefit)	(38,000)	(540,000)	(163,000)	(540,000)
	545,000	(138,180)	919,500	376,260

NET INCOME	$1,078,400	$328,749	$2,018,463	$1,345,169

PER SHARE EARNINGS
PER SHARE	$0.12	$.03	$0.22	$0.14
AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	9,360,093	9,446,785	9,403,415	9,446,785

See accompanying summary of accounting policies and notes to financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED AUGUST 31, 2004 AND 2003
(Unaudited)

	Common Stock						Treasury Stock
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity
Balance February 28, 2003	9,711,400	$ 97,114	$ 10,286,988	$ (6,102,285)	$ -	$ (478,431)	226,615	$ -	$3,803,386

Treasury Stock Purchased	-	-	-	-	-	-	38,000	(11,528)	(11,528)

Dividends Declared	-	-	-	(566,883)	-	-	-	-	(566,883)

Treasury Shares Retired	-								-

Net Income for the Six months ended August 31, 2003	-	-	-	1,345,168	-	-	-	-	1,345,168

Balance August 31, 2003	9,711,400	$ 97,114	$ 10,286,988	$ (5,324,000)	$ -	$ (478,431)	264,615	$ (11,528)	$ 4,570,143

Balance February 28, 2004	9,711,400	$ 97,114	$ 10,327,540	$ (4,948,719)	$ (23,496)	$ (478,431)	236,615	$ -	$ 4,974,008

Options Exercised	-	-	83,610	-	-	-	(30,000)	-	83,610

Shares returned to the Treasury	(141,000)	(1,410)	-	-	-	-	-	-	(1,410)

Other Comprehensive Loss	-	-	-	-	(143,314)	-	-	-	(143,314)

Dividends Declared	-	-	-	(802,891)	-	-	-	-	(802,891)

Net income for the Six Months ended August 31, 2004	-	-	-	2,018,463	-	-	-	-	2,018,463

Balance August 31, 2004	9,570,400	$ 95,704	$ 10,411,150	$ (3,733,147)	$ (166,810)	$ (478,431)	206,615	$ -	$ 6,128,466

See accompanying summary of accounting policies and notes to financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2004 AND 2003
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,018,463	$1,345,168
Adjustments to reconcile net income to operating activities -
Depreciation	63,696	36,339
(Increase) in accounts receivable	(937,401)	(47,020)

(Increase) in prepaid expenses	(30,729)	(89,717)
(Increase) in other assets	(72,454)	(12,849)
Increase in accounts payable	561,288	68,711
Increase (decrease) in accrued liabilities	(17,748)	52,323
(Decrease) in income taxes payable	(565,995)	(120,261)
(Increase) deferred tax benefit	(38,000)	(540,000)
Increase in unearned revenue	3,000	4,000
Net cash provided by (used in) operating activities	984,120	696,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	(1,291,070)	(1,725,000)
Unrealized gain (loss) on Marketable Securities	(143,314)	94,500
Purchases of property and equipment	(202,973)	(61,951)
Net cash used in investing activities	(1,637,357)	(1,692,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(23,895)	(12,748)
Treasury stock purchased	-	(11,528)
Stock options exercised	83,610	-
Shares returned to the Treasury	(1,410)
Dividends	(802,891)	(566,883)

Net cash used in financing activities	(744,586)	(591,159)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,397,823)	(1,586,916)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,174,157	5,242,863
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,776,334	$3,655,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$16,133	$28,473
Income taxes paid	$860,500	$651,521

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.
Notes to Consolidated Condensed Financial Statements
August 31, 2004
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

(1) DESCRIPTION OF BUSINESS

Life Partners is the parent company of Life Partners, Inc. ("LPI"). LPI is the oldest and the only publicly held viatical and life settlement company in the United States. Viatical and life settlements are transactions in which the owner of an existing life insurance policy sells the policy to a purchaser at a discount to the face value of the policy. LPI facilitates these transactions and provides purchasing agent services for its client base of over 12,000 individuals and institutions throughout the world.

(2) INVESTMENTS IN SECURITIES

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

The cost and estimated market value of the investment securities classified as available-for-sale as of August 31, 2004 are as follows:

	Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Value
Market Income Funds	$3,213,052	$-	$(162,310)	$3,050,742
Corporate Stocks	150,623	-	(4,500)	146,123
	$3,363,675	$-	$(166,810)	$3,196,865

(3) LONG-TERM DEBT

As of August 31, 2004, the Company had the following long-term debt:

	Current	Long -Term
Building Loan	$46,859	$478,056

(4) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at August 31, 2004, result in a deferred tax asset of approximately $779,000 which the Company believes to be fully realizable.

Following are the components of this deferred tax asset as of August 31, 2004:

Excess tax over financial accounting -
Depreciation	$(89,000)
Excess financial accounting over tax -
Accrued contingency costs	244,000
Reserve for bad debts	454,000
Acquired life insurance policies	37,000
Accrued interest	133,000
Net deferred tax asset	$779,000

The difference between the Company's effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the six months ended August 31, 2004 and 2003:

	2004	2003
United States statutory rate	34.0%	34.0%
State of Texas statutory rate	4.5%	4.5%
Expected combined rate	38.5%	38.5%
Elimination of valuation
allowance on deferred tax asset	(7.2)%	(3.8)%
Benefit from utilization of
net operating loss carryforward	-	(12.8)%

Combined effective tax rate	31.3%	21.9%

On November 30, 2003, the Company settled a dispute with the IRS and, in connection therewith, has accrued $346,570 in interest. The settlement amount was paid on April 27, 2004, and the Company filed a request for abatement of interest on the tax. Abatement of interest is in the discretion of the IRS, with an opportunity for review by the U.S. Tax Court. The IRS has confirmed it is considering the Company’s request, but has not indicated a definitive time frame for its decision. If an abatement of interest is not granted to our satisfaction, the Company intends to have the issue judicially reviewed.

(5) STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

The Company has declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
08/31/03	08/31/03	$0.025
11/30/03	12/15/03	$0.035
02/28/03	03/14/03	$0.03
05/31/03	06/15/03	$0.03
08/31/03	09/15/03	$0.03
11/30/03	12/15/03	$0.03
02/29/04	03/15/04	$0.04
05/31/04	06/15/04	$0.04
08/17/04	09/15/04	$0.05

As of August 31, 2004, the Company had outstanding warrants for 217,000 shares of the Company’s treasury stock exercisable at $1.86 to $6.00 per share.

As of August 31, 2004, the Company has three stock-based compensation plans, which are described below. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the six months ended August 31, 2004 and 2003, related to its stock option plans under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation", net earnings and net earnings per share would have decreased to the pro forma amounts shown below for the six months ending August 31, 2004 and 2003:

	2004	2003
Net earnings applicable to common shareholders	$2,018,463	$1,345,168
Less: Total stock based compensation expense determined
under fair value based method for all awards, net of
related tax effect	-	-
Pro forma net earnings per common share	$2,018,463	$1,345,168
Earnings per share:
Basic - as reported	$0.22	$0.14
Basic - pro forma	$0.22	$0.14
Diluted - as reported	$0.22	$0.14
Diluted - pro forma	$0.22	$0.14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 1.256% and 1.342% for 2004 and 2003, respectively; volatility of 40%; and expected life less than two years. The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

(6) EARNINGS PER SHARE

	For the Three Months Ended August 31,
		2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share

Basic:
Income attributable to
Common Stock
	$1,078,400	9,360,093	$0.12	$328,749	9,446,785	$0.03

Effective of
securities:
Stock Options	-	-	-	-	26,396	-

Diluted:
Income attributable to common stock, after assumed dilutions
	$1,078,400	9,360,093	$0.12	$328,749	9,473,181	$0.03

	For the Three Months Ended August 31,
		2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to
Common Stock
	$2,018,463	9,403,415	$0.22	$1,345,169	9,446,785	$0.14

Effective of dilutive securities:
Stock Options
	-	-	-	-	26,396	-

Diluted:
Income attributable to

	$2,018,463	9,406,415	$0.22	$1,345,169	9,473,181	$0.14

(7) CONTINGENCIES

On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA"). LPI claims the language in the contracts at issue is ambiguous and therefore not subject to the DTPA. LPI filed a Motion for Summary Judgment to dismiss the case. Although a formal ruling has yet to been signed by the Court, the Court has informally advised both parties that it believes the language at issue to be ambiguous and that this finding disposes of all other issues in the case. Based on this development, Management has reduced the amount previously accrued for the settlement in this case from $300,000 to $0.

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. During the quarter ended August 31, 2004, the Company paid $286,212 to these purchasers and has made an additional accrual of $284,000.

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

The following discussion is intended to assist in understanding of our financial position as of August 31, 2004, and our results of operations for the three-month and six-month periods ended August 31, 2004 and 2003. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2004. The footnotes to the Consolidated Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

Critical Accounting Policies

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition - The Company has elected to recognize income at the time a settlement has been closed and the purchaser has obligated himself to make the purchase. Also, the Company defers $100 per settlement to cover minor monitoring services provided subsequent to the settlement date and to amortize this deferred cost over the anticipated life expectancy of the insureds.

Investment in Life Insurance Policies - In accordance with Financial Standards Board Technical Bulletin 85-4 "Accounting for Purchases of Life Insurance", we reduce our investment in life insurance policies to the cash surrender value of such policies with any differences between cost and cash surrender value being charged to expense.

Impairment of Long-lived Assets - We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of". In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of August 31, 2004, no impairment has been indicated.

Litigation and Policy Analysis Loss Reserves - Litigation and policy analysis loss reserves have been established based on management’s best estimate as to the ultimate outcome of contingent liabilities. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future litigation and policy analysis loss costs could differ from our currently estimated amounts.

The Company

General. Life Partners is the parent company of Life Partners, Inc. ("LPI"). LPI is the oldest and the only publicly held viatical and life settlement company in the United States. Viatical and life settlements are transactions in which the owner of an existing life insurance policy sells the policy to a purchaser at a discount to the face value of the policy. LPI facilitates these transactions and provides purchasing agent services for its client base of over 12,000 individuals and institutions throughout the world.

The Viatical and Life Settlement Business. LPI was incorporated in 1991 and has conducted business under the registered service mark "Life Partners" since 1992. Until this fiscal year, our revenues have been principally derived from fees for facilitating the purchase of viatical and life settlement transactions. A viatical settlement is the sale of a life insurance policy by a terminally ill person to another party. By selling the policy, the insured (a viator) receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the viator dies. To date, purchasers of viatical settlements have generally been high net worth individuals or small institutional purchasers.

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

The following table shows the number of viatical and life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended August 31, 2003 and August 31, 2004:

	Period Ended August 31, 2003		Period Ended August 31, 2004
	Three Months	Six Months	Three Months	Six Months
Number of settlements	79	164	78	165
Face value of policies (in ‘000’s)	$8,380	$21,346	$24,113	$42,347
Average revenue per settlement	$42,086	$49,239	$76,452	$67,314
Net revenues derived (in ‘000’s) (1)	$1,745	$4,298	$2,924	$5,497

_______________

(1) The revenues derived are exclusive of referring brokerage and referral fees.

Comparison of the Three Months Ended August 31, 2004 and 2003

We reported net income of $1,078,400 for the three months ended August 31, 2004, as compared to net income of $328,749 for the three months ended August 31, 2003. This increase in net income is attributable primarily to the following factors: (1) a 79% increase in revenue and (2) a decrease in other expense of $391,530, which were moderated by (3) a 91% increase in brokerage and referral fees, and (4) an increase in income tax accrual of $846,179.

Revenues - Revenues increased by $2,630,737 or 79% from $3,332,480 in 2003 to $5,963,217 in 2004. This increase was due primarily to a 188% increase in our total business volume (i.e. the total face value of all viatical and life settlements transacted by us during a period) from $8,380,000 in 2003 to $24,113,000 in 2004 and an 82% increase in the average revenue per settlement. The ratio of face value of settlements compared to the average revenue per settlement reflects higher pricing discounts attributable to increasing life expectancies of settled policies. Life settlements frequently have longer life expectancies and higher face amounts than viatical settlements. Our efforts to attract institutional purchasers of life settlements have been successful and these clients typically purchase policies with higher face values, thus increasing our total business volume. Since we did not have such institutional clients during the same period last year, our total business volume during the same period last year was substantially less.

During the period, demand for our services remained strong and the number of policies presented to us meeting our purchasing qualifications remained steady. To meet the growing demand for policies and to foster our own future growth, we have established markets for longer term viatical and life settlements with competitive discount rates and have increased our advertising budget to attract qualified policies. Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base. In contrast, we employ a broad based, multi-client business model and our purchaser base is much broader. During the period, no purchaser accounted for more than ten percent of total settlements, which is consistent with past periods. With our multi-client business model, we believe we can serve the demand for all our current and future clients. We believe this business model will permit us to achieve sustainable growth for the foreseeable future, without the risks associated with a single or limited number of clients.

We have developed our purchaser base in both domestic and international markets by emphasizing the inherent diversification and investment value of viatical and life settlements, whose performance is irrespective of the performance of equity or bond markets. We believe that, during the remainder of this fiscal year, domestic and foreign demand will result in an increase in total business volume and our net income. As we noted in our last quarterly report, we anticipated a shift in the source of investment funds to a more even distribution between foreign and domestic purchasers. This quarter, approximately 64% of our business was from domestic purchasers, while approximately 36% was from foreign purchasers. We believe this ratio may shift even more during the remainder of the fiscal year, based on expressions of international interest, and that foreign purchasers may equal or surpass domestic purchasers by year-end.

Brokerage and Referral Fees - Brokerage and referral fees increased 91% or $1,451,103 from $1,587,751 in 2003 to $3,038,854 in 2004. This increase is due primarily to a 188% increase in our total business volume and an attendant increase in brokerage fees. While referral fees are typically based on settlement acquisition costs, brokerage fees are based on the face amount of the policies. As the number of life settlements increases in relationship to our total number of settlements, our total business volume increases along with brokerage fees. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly. We advertise to encourage the direct presentation of policies. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, and individual agreements between clients and their referring financial planners.

Expenses - General and administrative expenses increased by 10% or $104,511 from $1,085,714 in 2003 to $1,190,225 in 2004. The increase in general and administrative expenses is due primarily to (1) a substantial increase in non-federal taxes, primarily attributable to an accrual for payment of Texas franchise taxes, from $123 in 2003 to $45,535 in 2004, and (2) an 81% increase of $60,818 in discretionary advances of life insurance premiums. Net income for the three months ended August 31, 2004, was aided by a decrease in interest expense of $353,482, which was higher in 2003 as a result of interest accruals for an IRS settlement, and a $94,500 improvement in marketable securities. There were no material changes in depreciation expense or other income.

Income Taxes - Income tax expense increased by $683,180 from $(138,180) in 2003 to $545,000 in 2004. The increase was due primarily to a 228% or $749,651 increase in net income from $328,749 in 2003 to $1,078,400 in 2004 and from an increase of $38,000 in deferred tax benefit.

Comparison of the Six Months Ended August 31, 2004 and 2003

The Company reported net income of $2,018,463 for the six months ended August 31, 2004, as compared to net income of $1,345,169 for the six months ended August 31, 2003. This increase in net income is attributable primarily to the following factors: (1) a $ 3,031,598 increase in revenue and (2) a $381,508 decrease in other expense, which were moderated by (3) a $1,832,455 increase in brokerage and referral fees, (4) a $543,240 increase in income tax, and (5) a $311,579 increase in general and administrative expenses.

Revenues - Revenues increased by $3,031,598 or 38% from $8,075,255 in 2003 to $11,106,853 in 2004. This increase was due primarily to a 50% increase in our total business volume (i.e. the total face value of all viatical and life settlements transacted by us during a period) from $21,346,000 in 2003 to $42,347,000 in 2004 and a 27% increase in the average revenue per transaction from $49,239 in 2003 to $67,314 in 2004. As explained in greater detail above, the revenue increase results largely from the higher face amounts of the policies settled.

Brokerage and Referral Fees - Brokerage and referral fees increased 49% or $1,832,455 from $3,776,915 in 2003 to $5,609,370 in 2004. This increase is due primarily to a 50% increase in our total business volume and an attendant increase in brokerage fees.

Expenses - Operating and administrative expenses increased by 15% or $311,579 from $2,071,187 in 2003 to $ 2,382,766 in 2004. The increase in general and administrative expenses is due primarily to (1) a substantial increase in non-federal taxes, primarily attributable to an accrual for payment of Texas franchise taxes, from $12,405 in 2003 to $228,714 in 2004, and (2) an 81% increase of $75,163 in discretionary advances of life insurance premiums. Net income for the six months ended August 31, 2004, was aided by a decrease in interest expense of $358,910 and by a $108,477 improvement in marketable securities. There were no material changes in depreciation expense or interest income.

Income Taxes - Income tax expense increased from $376,260 in 2003 to $919,500 in 2004. The increase in our income tax accrual is due primarily to a 50% or $1,216,534 increase in income before income taxes and from a decrease of $377,000 in deferred tax benefit.

Contractual Obligations

The following table summarizes the Company’s outstanding contractual obligations as of August 31, 2004:

	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Long-Term Debt	$524,915	$46,859	$102,109	$114,237	$261,710
Lease commitments	395	395	-	-	-
Total	$525,310	$47,254	$102,109	$114,237	$261,710

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the six months ended August 31, 2004 was $984,120 compared with net cash flows provided by operating activities of $696,694 for the six months ended August 31, 2003. This increase in cash flows from operating activities was attributable primarily to a $673,294 increase in net income.

As of August 31, 2004, we had working capital of $4,402,895. We believe future viatical and life settlement operations will generate sufficient profits and cash flows to meet our anticipated working capital needs. Services related to life settlements are currently marketed and performed in a manner similar to viatical settlements, although primarily to institutional purchasers. We will continue to explore pooled securitization arrangements for life settlements as well, but do not expect any material adverse financial impact on our operations if a securitization fails to develop.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 31, 2001, LPI was named as defendant in a suit brought by the State of Texas. Plaintiff alleges that LPI failed to disclose to purchasers of viatical settlements prior to 1997 that the purchasers could incur additional carrying costs in the form of premium payments if viators lived beyond their projected life expectancies. Plaintiff claims that the nondisclosure violates the Texas Deceptive Trade Practices Act (the "DTPA"). We claim that the language in the contracts at issue is ambiguous and therefore not subject to the DTPA. We filed a Motion for Summary Judgment to dismiss the case. Although a formal ruling has yet to been signed by the Court, the Court has informally advised both parties that it believes the language at issue to be ambiguous and that this finding disposes of all other issues in the case. Based on this development, Management has reduced the amount previously been accrued for the settlement in this case from $300,000 to $0.

On May 26, 2004, the 10th Court of Appeals for the State of Texas affirmed the trial court’s dismissal of Plaintiff’s case in Bobbie J. Griffitts v. Life Partners, Inc., No. 10-01-271-CV. The Court of Appeals affirmed that Life Partners’ transactions were not securities under the Texas Securities Act and dismissed Plaintiff’s case against Life Partners entirely. The parties have reached an agreement whereby Plaintiff has declined to appeal the case to the Supreme Court of Texas. Therefore, this entire matter has been resolved in favor of Life Partners.

We are also subject to legal proceedings in the ordinary course of business, none of which, either individually or collectively, we believe are material to our business operations, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

We held our 2004 Annual Meeting of Shareholders on August 12, 2004. At that meeting, the five nominees for directors as named in the proxy statement were elected, and Murrell, Hall, McIntosh & Co., PLLP, were approved as the independent auditors.

The nominees for directors were elected based upon the following votes:

	Votes For	Votes Against	Abstentions

Brian D. Pardo	8,211,388	23,536	104,055
R. Scott Peden	8,211,388	23,536	104,055
Fred Dewald	8,212,694	22,687	106,210
Tad Ballantyne	8,212,694	22,687	106,210
Jacquelyn Davis	8,211,388	3,536	104,055

The proposal to approve the appointment of Murrell, Hall, McIntosh & Co., PLLP, as independent auditors for the year ending February 28, 2005, received the following votes:

Votes for approval	8,227,611
Votes against	8,730
Abstentions	103,944

There were no broker non-votes for this item.

ITEM 6. EXHIBITS

31.1    Certification of Chief Executive Officer of Life Partners Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer of Life Partners Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer and Chief Financial Officer of Life Partners Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Partners Holdings, Inc.

Date: October 15, 2004	By:	/s/Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

Date: October 15, 2004	By:	/s/Nina Piper
Nina Piper
Chief Financial Officer

