Form 10QSB
period 2004-11-30
LIFE PARTNERS HOLDINGS INC
filed 2005-01-14
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: November 30, 2004
or
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares of Common Stock, $.01 par value, outstanding as of November 30, 2004: 9,449,785

Transitional Small Business Disclosure Format: Yes [ ] No [X]

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheet - November 30, 2004	3-4
Consolidated Condensed Statements of Operations - For the Three and Nine Months
Ended November 30, 2004 and 2003	5
Consolidated Condensed Statements of Shareholders' Equity - For the Nine Months
Ended November 30, 2004 and 2003	6
Consolidated Condensed Statements of Cash Flows - For the Nine Months Ended
November 30, 2004 and 2003	7
Notes to Consolidated Condensed Financial Statements	8-12
Item 2. Management's Discussion and Analysis	13-17
Item 3. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 6. Exhibits	18
Signatures	19

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
NOVEMBER 30, 2004
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,816,670
Investment in income funds	3,493,376
Accounts receivable	1,800,597
Accounts receivable - employees and others	82,503
Prepaid expenses	359,742

Total current assets	7,552,888

PROPERTY AND EQUIPMENT:
Land and building	919,903
Machinery and equipment	818,703
Transportation equipment	151,451

1,890,057
Accumulated depreciation	(415,765)

1,474,292
OTHER ASSETS:
Premium advances net of reserve for uncollectible of $1,334,471	-
Other	317,130
Deferred income taxes	768,000

1,085,130

Total Assets	$10,112,310
See accompanying summary of accounting policies and notes to financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
NOVEMBER 30, 2004
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,127,788
Accrued liabilities - contingencies and other	1,624,683
Current portion of long term-debt	47,685
Deferred revenue	177,650
Income taxes payable	254,244

Total current liabilities	3,232,050

LONG-TERM DEBT, net of current portion shown above	465,910

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 10,000,000 shares
authorized; 9,656,400 shares issued	96,564
Additional paid-in capital	10,597,790
Accumulated deficit	(3,736,583)
Accumulated other comprehensive loss	(64,990)
Less: Notes receivable issued for common stock	(478,431)
Less: Treasury stock - 206,615 shares	-

Total shareholders' equity	6,414,350

Total Liabilities and Shareholders' Equity	$10,112,310

See accompanying summary of accounting policies and notes to financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2004 and 2003
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2004	2003	2004	2003
REVENUES	$3,884,853	$3,057,743	$14,991,706	$11,132,998
BROKERAGE FEES	1,819,048	1,343,766	7,428,417	5,120,681
REVENUES, NET OF BROKERAGE FEES	2,065,805	1,713,977	7,563,289	6,012,317
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,110,949	1,071,980	3,519,415	3,118,618
Accrued contingency costs	-	-	-	519
Depreciation	42,565	19,155	106,262	55,494
	1,153,514	1,091,135	3,625,677	3,174,630
INCOME FROM OPERATIONS	912,291	622,842	3,937,612	2,837,687

OTHER INCOME (EXPENSES):
Interest and other income	21,502	77,844	195,846	228,531
Other expense	(51,728)	(69,193)	(297,297)	(243,753)
Interest expense	(7,787)	(4,251)	(23,920)	(379,293)
Unrealized gain (loss) on Marketable Securities	-	37,485	-	(57,016)
	(38,013)	41,885	(125,371)	(451,531)

INCOME BEFORE INCOME TAXES	874,278	664,727	3,812,241	2,386,156
INCOME TAXES:
Current tax expense	300,000	278,756	1,382,500	1,195,016
Deferred tax (benefit) expense	11,000	-	(152,000)	(540,000)
	311,000	278,756	1,230,500	655,016

NET INCOME	$563,278	$385,971	$2,581,741	$1,731,140
PER SHARE EARNINGS
PER SHARE	$0.06	$.04	$0.27	$0.18
AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	9,427,422	9,454,829	9,437,267	9,450,780

See accompanying summary of accounting policies and notes to financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(Unaudited)

	Common Stock						Treasury Stock
	Number	$0.01	Additional		Accumulated		Number		Total
	of	par	Paid-In	Accumulated	Other	Note	of		Shareholders'
	Shares	Value	Capital	Deficit	Comprehensive Loss	Receivable	Shares	Amount	Equity
Balance,
February 29, 2003	9,711,400	$97,114	$10,286,988	$(6,102,285)	$-	$(478,431)	226,615	$-	$3,803,386

Treasury stock
purchased	-	-	-	-	-	-	38,000	(11,528)	(11,528)

Dividends declared	-	-	-	(945,874)	-	-	-	-	(945,874)

Options
Excercised	-		40,552				(28,000)	11,528	52,080

Net income for the Nine
months ended
November 30, 2003	-	-	-	1,731,140	-	-	-	-	1,731,140

Balance
November 30, 2003	9,711,400	$97,114	$10,327,540	$(5,317,019)	$-	$(478,431)	236,615	$-	$4,629,204

Balance,
February 29, 2004	9,711,400	$97,114	$10,327,540	$(4,948,719)	$(23,496)	$(478,431)	236,615	$-	$4,974,008

Options exercised
	45,000	450	269,250	-	-	-	(30,000)	-	269,700
Shares returned to the
Company	(100,000)	(1,000)	(1,000)						(-)

Other Comprehensive					(41,494)				(41,494)
Loss

Dividends declared	-	-	-	(1,369,605)		-	-	-	(1,369,605)

Net income for the nine months
ended
November 30, 2004	-	-	-	2,581,741	-	-	-	-	2,581,741

Balance
November 30, 2004	9,656,400	$96,564	$10,597,790	$(3,736,583)	$(64,990)	$(478,431)	206,615	$-	$6,414,350

See accompanying summary of accounting policies and notes to financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 AND NOVEMBER 30, 2003
(Unaudited)
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,581,741	$1,731,140
Adjustments to reconcile net income to
operating activities -
Depreciation	106,262	55,494
(Increase) in accounts receivable	185,034	(93,664)
Decrease in prepaid expenses	(318,382)	(68,957)
(Increase) in other assets	(218,929)	(12,416)
Increase (decrease) in accounts payable	30,595	(100,163)
Increase (decrease) in accrued liabilities	(9,184)	212,663
(Decrease) in income taxes payable	(340,995)	(47,505)
(Increase) deferred tax benefit	(152,000)	(540,000)
Increase in unearned revenue	9,250	6,300

Net cash provided by
operating activities	1,873,392	1,142,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	(1,587,581)	(1,374,552)
Unrealized (Loss) on Marketable Securities	(41,494)	57,015
Purchases of property and equipment	(465,858)	(84,987)

Net cash used in investing activities	(2,094,933)	(1,402,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(36,041)	(23,869)
Treasury stock purchased	-	(11,528)
Proceeds from stock options exercised	269,700	52,080
Dividends	(1,369,605)	(945,874)

Net cash used in financing activities	(1,135,946)	(929,191)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(1,357,487)	(1,188,823)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	3,174,157	5,242,863

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$1,816,670	$4,054,040

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$23,920	$32,723
Income taxes paid	$1,060,500	$857,521

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.
Notes to Consolidated Condensed Financial Statements
November 30, 2004
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

The cost and estimated market value of the investment securities classified as available-for-sale as of November 30, 2004 are as follows:

		Gross	Gross
	Gross	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Value

Market Income Funds	$3,608,693	$88,836	$(357,513)	$3,340,016
Corporate Stocks	150,623	2,737	-	153,360
	$3,759,316	$91,573	$(357,513)	$3,493,376

(3) LONG-TERM DEBT

As of November 30, 2004, the Company had the following long-term debt:

	Current	Long -Term
Building Loan	$47,685	$465,910

(4) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at November 30, 2004, result in a deferred tax asset of approximately $768,000, which the Company believes to be fully realizable.
Following are the components of this deferred tax asset as of November 30, 2004:

Excess tax over financial accounting -
Depreciation	$(133,000)
Excess financial accounting over tax -
Accrued contingency costs	514,000
Reserve for bad debts	217,000
Acquired life insurance policies	37,000
Accrued interest	133,000

Net deferred tax asset	$768,000

The difference between the Company's effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the nine months ended November 30, 2004 and 2003:

	2004	2003
United States statutory rate	34.0%	34.0%
State of Texas statutory rate	4.5%	4.5%
Expected combined rate	38.5%	38.5%
Elimination of valuation
allowance on deferred tax asset	(6.2)%	(11.0)%

Combined effective tax rate	32.3%	27.5%

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

(5) STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

The Company has declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
02/28/03	03/14/03	$0.03
05/31/03	06/15/03	$0.03
08/31/03	09/15/03	$0.03
11/30/03	12/15/03	$0.03
02/29/04	03/15/04	$0.04
05/31/04	06/15/04	$0.04
08/17/04	09/15/04	$0.05
11/15/04	12/15/04	$0.06

As of November 30, 2004, the Company had outstanding warrants for 250,000 shares of the Company’s treasury stock exercisable at prices between $4.50 to $6.06 per share.

As of November 30, 2004, the Company has a stock-based compensation plan. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the nine months ended November 30, 2004 and 2003, related to its stock option plans under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation", net earnings and net earnings per share would have decreased to the pro forma amounts shown below for the nine months ending November 30, 2004 and 2003:

	2004	2003

Net earnings applicable to common shareholders	$2,581,741	$1,731,404
Less: Total stock based compensation expense determined
under fair value based method for all awards, net of
related tax effect	-	-
Pro forma net earnings per common share	$2,581,741	$1,731,404
Earnings per share:
Basic - as reported	$0.27	$0.18
Basic - pro forma	$0.27	$0.18
Diluted - as reported	$0.27	$0.18
Diluted - pro forma	$0.27	$0.18

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

(6) EARNINGS PER SHARE

	For the Three Months Ended November 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic: Income attributable to Common Stock	$563,278	9,427,422	$0.06	$ 385,971	9,454,829	$0.04
Effect of dilutive securities: Stock Options	-	-	-	-	26,396	-
Diluted: Income attributable to common stock, after assumed dilutions	$563,278	9,427,422	$0.06	$385,971	9,481,225	$0.04

	For the Nine Months Ended November 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic: Income attributable to Common Stock	$2,581,741	9,437,267	$0.27	$1,731,140	9,450,780	$0.18
Effect of dilutive securities: Stock Options	-	-	-	-	(10,713)	-
Diluted: Income attributable to common stock, after assumed dilutions	$2,581,741	9,437,267	$0.27	$1,731,140	9,440,067	$0.18

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

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which the Company arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. During the quarter ended November 30, 2004, the Company paid $70,792 to these purchasers and has made no additional accrual.

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

The following discussion is intended to assist in understanding of our financial position as of November 30, 2004, and our results of operations for the three-month and nine-month periods ended November 30, 2004 and 2003. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2004. The footnotes to the Consolidated Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

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

Impairment of Long-lived Assets - We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of". In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of November 30, 2004, no impairment has been indicated.

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

The Company

General. Life Partners is the parent company of Life Partners, Inc. ("LPI") and the only publicly held viatical and life settlement company in the world. LPI is the oldest viatical and life settlement company in the United States. Viatical and life settlements are transactions in which the owner of an existing life insurance policy sells the policy to a purchaser at a discount to the face value of the policy. LPI facilitates these transactions and provides purchasing agent services for its client base of over 12,000 individuals and institutions throughout the world.

The Viatical and Life Settlement Business. LPI was incorporated in 1991 and has conducted business under the registered service mark "Life Partners" since 1992. Until this fiscal year, our revenues have been principally derived from fees for facilitating the purchase of viatical settlement transactions. A viatical settlement is the sale of a life insurance policy by a terminally ill person to another party. By selling the policy, the insured (a viator) receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the viator dies. To date, purchasers of viatical settlements have generally been high net worth individuals or small institutional purchasers.

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

The following table shows the number of viatical and life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended November 30, 2003 and November 30, 2004:

	Period Ended November 30, 2003		Period Ended November 30, 2004
	Three Months	Nine Months	Three Months	Nine Months
Number of settlements	76	240	75	240
Face value of policies (in ‘000’s)	$7,371	$28,323	$9,119	$51,466
Average revenue per settlement	$40,228	$46,384	$51,798	$62,465
Net revenues derived (in ‘000’s) (1)	$1,714	$6,012	$2,066	$7,563
_______________
(1) The revenues derived are exclusive of referring brokerage and referral fees.

Comparison of the Three Months Ended November 30, 2004 and 2003

We reported net income of $563,278 for the three months ended November 30, 2004, as compared to net income of $385,971 for the three months ended November 30, 2003. This represents a 46% increase in net income of $177,307 and is attributable primarily to the following factors: (1) a 27% increase in revenue moderated by (2) a 35% increase in brokerage and referral fees.

Revenues - Revenues increased by $827,110 or 27% from $3,057,743 in 2003 to $3,884,853 in 2004. This increase was due primarily to a 24% increase in our total business volume (i.e. the total face value of all viatical and life settlements transacted by us during a period) from $7,371,000 in 2003 to $9,119,000 in 2004 with a 29% increase in the average revenue per settlement. The ratio of face value of settlements compared to the average revenue per settlement reflects higher pricing discounts attributable to increasing life expectancies of settled policies.  Life settlements frequently have  longer life expectancies and higher face amounts  than viatical settlements.   Our efforts to attract
institutional purchasers of life settlements have been successful and these clients typically purchase policies with higher face values, thus increasing our total business volume. Although our total business volume increased during the period due to the fact that, during the same period last year, we did not have an institutional client base purchasing life settlements, the number of closings for institutional clients during the period was somewhat less than we expected based on the amount of interest we had received from our institutional clients. We believe this was due to several factors, including transaction structuring and marketing delays on the part of these institutions, delays caused by late summer vacations of key institutional personnel, and a year-end focus on tax savings investments, rather than growth investments, which factors especially impacted foreign demand. Despite these delays, institutional interest in our services appears to remain strong and we anticipate that some transactions which we expected to occur during the period will roll over into our fourth quarter.

During the period, demand for our services remained strong and the number of presented policies meeting our purchasing qualifications remained steady. To meet the growing demand for policies and to foster our own future growth, we have established markets for longer term viatical and life settlements with competitive discount rates and have increased our advertising budget to attract qualified policies. Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base. In contrast, we employ a broad based, multi-client business model and our purchaser base is much broader. During the period, no purchaser accounted for more than ten percent of total settlements, which is consistent with past periods. With our multi-client business model, we believe we can serve the demand for all our current and future clients. We believe this business model will permit us to achieve sustainable growth for the foreseeable future, without the risks associated with a single or limited number of clients.

We have developed our purchaser base in both domestic and international markets by emphasizing the inherent diversification and investment value of viatical and life settlements, whose performance is irrespective of the performance of equity or bond markets. Although we had anticipated a more even distribution between foreign and domestic purchasers in this quarter, domestic purchasers accounted for approximately 92% of our business. We believe this ratio was affected more by the timing of events (such as structuring and marketing delays, the vacations of key institutional personnel and a year-end focus on tax savings investments), which seemed to affect foreign purchasers more than domestic purchasers. We do not believe the shift in the domestic/foreign ratio reflects anything more than a temporal change and, based on continued expressions of international interest, we expect this ratio to be more even by year-end.

Brokerage and Referral Fees - Brokerage and referral fees increased 35% or $475,282 from $1,343,766 in 2003 to $1,819,048 in 2004. This increase is due primarily to a 24% increase in our total business volume and an attendant increase in brokerage fees. While referral fees are typically based on settlement acquisition costs, brokerage fees are based on the face amount of the policies. As the number of life settlements increases in relationship to our total number of settlements, our total business volume increases along with brokerage fees. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly. We advertise to encourage the direct presentation of policies. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, and individual agreements between clients and their referring financial planners.

Expenses - During the period, there were no material changes to general and administrative expenses or other expenses.

Income Taxes - Income tax expense increased by 12% or $32,244 from $278,756 in 2003 to $311,000 in 2004. The increase was due primarily to a 46% or $177,307 increase in net income from $385,971 in 2003 to $563,278 in 2004 and from a decrease of $11,000 in deferred tax expense.

Comparison of the Nine Months Ended November 30, 2004 and 2003

The Company reported net income of $2,581,741 for the nine months ended November 30, 2004, as compared to net income of $1,731,140 for the nine months ended November 30, 2003. This represents a 49% increase in net income of $850,601 and is attributable primarily to the following factors: (1) a 35% increase in revenue moderated by (2) a 45% increase in brokerage and referral fees.

Revenues - Revenues increased by $3,858,708 or 35% from $11,132,998 in 2003 to $14,991,706 in 2004. This increase was due primarily to an 82% increase in our total business volume (i.e. the total face value of all viatical and life settlements transacted by us during a period) from $28,323,000 in 2003 to $51,466,000 in 2004 and a 35% increase in the average revenue per transaction from $46,384 in 2003 to $62,465 in 2004. As explained in greater detail above, the revenue increase results largely from the higher face amounts of the policies settled.

Brokerage and Referral Fees - Brokerage and referral fees increased 45% or $2,307,736 from $5,120,681 in 2003 to $7,428,417 in 2004. This increase is due primarily to an 82% increase in our total business volume and an attendant increase in brokerage fees.

Expenses - During the period, there were no material changes to general and administrative expenses or other expenses.

Income Taxes - Income tax expense increased 88% from $655,016 in 2003 to $1,230,500 in 2004. The increase in our income tax accrual is due primarily to a 60% increase of $1,426,084 in income before income taxes and from a 72% decrease of $388,000 in deferred tax benefit.

Contractual Obligations

The following table summarizes the Company’s outstanding contractual obligations as of November 30, 2004:

	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Long-Term Debt	$513,595	$47,685	$103,552	$115,851	$246,507

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the nine months ended November 30, 2004 increased by 64% or $730,500 to $1,873,392 compared with net cash flows provided by operating activities of $1,142,892 for the nine months ended November 30, 2003. During the period, we expended a significant amount of cash from operations on the development of customized software and other infrastructure improvements in order to improve transaction efficiency, reduce operating costs and improve business growth. Because our business has many unique requirements, we developed and have used our own custom database software for many years. Although our current system remains in use, we determined an investment in the development of more current customized software will allow us to take advantage of the numerous improvements in technology since the development of our original custom software, and have expended funds for this and other infrastructure improvements in order to provide greater scalability, security, and efficiency to our operations. Expenditures during the period include $76,012 in consulting and programming costs for the development of this customized software and $186,871 in hardware improvements, non-customized software, and building improvements.

As of November 30, 2004, we had working capital of $4,320,838. We believe future viatical and life settlement operations will generate sufficient profits and cash flows to meet our anticipated working capital needs. Services related to life settlements are currently marketed and performed in a manner similar to viatical settlements, although primarily to institutional purchasers. We will continue to explore pooled securitization arrangements for life settlements as well, but do not expect any material adverse financial impact on our operations if a securitization fails to develop.

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

ITEM 6. EXHIBITS
    31.1    Section 302 Certifications
    32.1    Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Partners Holdings, Inc.

Date: January 14, 2005	By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

Date: January 14, 2005	By:	/s/ Nina Piper
Nina Piper
Chief Financial Officer

