Form 10QSB/A
period 2004-11-30
LIFE PARTNERS HOLDINGS INC
filed 2005-01-21
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

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

LIFE PARTNERS HOLDINGS, INC.

EXPLANATORY NOTE

        Life Partners Holdings, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the nine months ended January 31, 2005, to add as Exhibit 32.2 a Certification Pursuant to Section 906 of the Sarbanes-Oxley Act signed by the Chief Financial Officer.  In the original filing, such Certification inadvertently omitted the signature of the Chief Financial Officer.  The Company has filed Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act [Exhibit 31.1] and Certification Pursuant to Section 906 of the Sarbanes-Oxley Act [Exhibit 32.1] relating to this Amendment No. 1.

        This Amendment No. 1 amends only the following items of the original filing:

                Item 6.  Exhibits

        This Amendment No. 1 does not repeat unaffected items.

ITEM 6. EXHIBITS

        31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
        32.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
        32.2    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to its report on Form 10-QSB be signed on its behalf by the undersigned, thereunto duly authorized.

Life Partners Holdings, Inc.

Date: January 20, 2005	By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

Date: January 20, 2005	By:	/s/ Nina Piper
Nina Piper
Chief Financial Officer

2