Form 10KSB
period 2005-02-28
LIFE PARTNERS HOLDINGS INC
filed 2005-05-27
CIK 49534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 28, 2005

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 0-7900

LIFE PARTNERS HOLDINGS, INC. (Name of small business issuer in its charter)

Texas (State of incorporation)	74-2962475 (I.R.S. Employer ID no.)

204 Woodhew Waco, Texas (Address of Principal Executive Offices)	76712 (Zip Code)

Issuer’s telephone number, including area code: 254-751-7797

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $0.01 per share) (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues of issuer for year ended February 28, 2005: $18,746,098

Aggregate market value of voting stock held by non-affiliates as of May 11, 2005: $17,885,137

Shares of Common Stock, $.01 par value, outstanding as of May 11, 2005: 9,615,586

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part II, Item 5 and Part III of this report.

LIFE PARTNERS HOLDINGS, INC.

2005 Form 10-KSB Annual Report

Table of Contents

PART I

Special Note Regarding Forward-Looking Statements

                Certain statements in this annual report on Form 10-KSB concerning our business prospects or future financial performance: anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involved a number of risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-KSB, particularly in the sections entitled “Item 1 – Business – Risk Factors” and “Item 6 – Management’s Discussion and Analysis”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Item 1. Description of Business

Life Partners

                General.  Life Partners Holdings, Inc. (“We” or “Life Partners”) is the parent company of Life Partners, Inc. (“LPI”). LPI is the oldest and one of the largest viatical and life settlement companies in the world. In addition, we are the only publicly held viatical and life settlement company in the world.

                The Viatical and Life Settlement Business.  LPI was incorporated in 1991 and has conducted business under the registered service mark “Life Partners” since 1992. Our revenues are principally derived from fees for facilitating the purchase of viatical and life settlement contracts. A viatical settlement is the sale of a life insurance policy by a terminally ill person to another party. By selling the policy, the insured (a viator) receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the viator dies. Our worldwide client base of viatical settlement purchasers are high net worth individuals or small institutional purchasers.

                A life settlement differs from a viatical settlement in that the insured in a life settlement (a life settlor) is not terminally ill, is 65 years of age or older, and has a life expectancy of ten years or less. Life settlements are an attractive transaction to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. Life settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed. Because these policies often have substantially larger face values, their acquisition costs are higher. Therefore, purchasers of life policies are generally large institutional purchasers, although smaller face value policies are attractive to the same kind of investor in a viatical settlement.

                Since the market for viatical settlements has grown to include life expectancies that are often associated with life settlements and the age and medical condition of many life settlors gives them a life expectancy that is the same as many viators, the distinction between these two market segments has diminished and the markets have largely merged. State regulations govern both types of transactions in the same manner, and the services we provide for both types of transactions are the same. Thus, we view both viatical and life settlements to be within the same line of business and do not distinguish between them for financial reporting purposes.

                Our role in a viatical or life settlement transaction is the same. We match viators or life settlors with purchasers. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. LPI locates potential viators and life settlors through a network of brokers, insurance, financial and estate planning professionals, through personal referrals and through Internet and print media advertising. Brokers are typically compensated based on a percentage of the face value of a viator’s policy, which is paid upon the closing of a settlement. Estate planning professionals and financial planners typically operate on a fee-for-service basis, which is paid directly by their client. We have long-term relationships with most of the country’s viatical and life settlement brokers and believe that these brokers adhere to applicable regulatory requirements when conducting their business. In the fiscal year ended February 28, 2005, broker referrals accounted for 73% of our business. Policies presented by one broker constituted 46% of all transactions closed during the fiscal year.

                Purchasers generally come to us through a network of financial planners. We develop this network through referrals and have long-standing relationships with most of the financial planners. Although these financial planners can be compensated through fee-based consultations paid by the purchaser, we compensate most of the financial planners based on the amount invested. The compensation of financial planners is paid in cash generally upon the closing date of the transaction. We have also developed and continue to develop relationships with institutional purchasers, either directly or through advisors to such institutional purchasers.

                Life settlements have grown in relationship to viatical settlements, and the relatively higher acquisition costs of life settlements has led us develop relationships with institutional purchasers. We have devoted substantial marketing and client development resources to attracting institutional purchasers, both domestically and abroad and both directly and through their advisors. We have experienced success in attracting such clients and believe that we will continue to attract such institutions as we devote more time and resources into cultivating relationships with them. One disincentive for domestic institutional investment has been the accounting treatment applied to viatical and life settlements. As noted in a recent Wall Street Journal article and in the SEC filings of American International Group and Berkshire Hathaway, generally accepted accounting principals currently require a settlement purchaser to charge as a capital loss the difference between the purchase price and the cash surrender value of the policy, if any. The purchaser realizes gains only when the policy matures. The Financial Accounting Standards Board is reviewing this accounting treatment and considering whether a settlement should be treated as an investment asset, which we believe more accurately reflects the nature of the transaction. If treated as an investment asset, a purchaser would incur no charge upon purchase. We believe adoption of this more favorable accounting treatment will spur institutional investment, especially in the domestic market. Such a change will also have a positive effect on policies in which we own an interest.

                To purchase a viatical or life settlement, a prospective purchaser first submits a purchaser application, which contains personal information such as the purchaser’s name and address as well as affirmative representations establishing the purchaser as financially sophisticated. A purchaser will also submit an agency agreement and special power of attorney, which appoints us as a limited agent of the purchaser to act on his or her behalf in purchasing a viatical settlement. Unless specifically waived by a purchaser, the agency agreement limits our authority to policies issued by an insurance carrier having an A.M. Best rating of A- or better, to policies beyond their contestable period (generally two years or older), and, in the case of viatical settlements, to insureds diagnosed as terminally ill. While in the past most insureds have had a life expectancy of 60 months or less, we have expanded this market to include insureds with life expectancies of up to seven years for viatical settlements and up to 15 years for life settlements, depending on the purchasing parameters of each client. As we identify and qualify policies, which generally fit within the purchasing parameters of our clients, we distribute insurance and current medical status information on these policies (with the viator’s name and other identifying information redacted) throughout our financial planner network. We also make available to each financial planner standard disclosures discussing the nature and risks of viatical and life settlement purchases. A purchaser can then, in consultation with his financial planner or other professionals available to them, select one or more policies, specify the portion of the policy or policies to be purchased (to diversify their positions, individual purchasers generally buy fractional interests in one or more policies and not an entire policy, while institutional purchasers tend to purchase entire policies), and submit a reservation form either electronically or by fax. At the same time, the purchaser mails or wires the acquisition price to the escrow agent and mails or faxes a policy funding agreement to us. The policy funding agreement identifies the policy or policies to be purchased, the acquisition price, the administrative services provided, and the escrow arrangements for receipt and disbursement of funds. In essence, we act upon the instructions of the purchasers as their purchasing agent.

                For the protection of the seller’s ownership interest and the purchaser’s monetary interest, all transactions are closed through an independent escrow agent, Sterling Trust Co. (“Sterling”), which is a wholly-owned subsidiary of Matrix Bancorp, Inc. (Nasdaq NMS: MTXC). Sterling will close a purchase when it receives from purchasers executed policy funding agreements and the acquisition price for a policy, verifies that the policy is in full force and effect and that no security interest has attached to the policy, and receives a transfer of policy ownership form acknowledged by the insurance company. Sterling then pays the seller the offer price (net of fees and costs). After the closing, we send confirmation of the transaction to the purchaser as well as a copy of the assignment documents.

                After closing the transaction, we generally hold title to the policy as nominee for the purchaser. Responsibility for policy premium costs passes to the purchaser, who typically funds the premium costs through deposits with Sterling. A viator’s or life settlor’s personal information is protected by regulations promulgated by the Texas Department of Insurance. A purchaser will receive a copy of the policy and the transfer of ownership (which has the viator or life settlor named as the insured), but will not receive viator contact information, which is available only to licensed viatical companies (like Life Partners). We monitor the viators’ and life settlors’ health status and notify Sterling upon their death. We also notify purchasers in instances in which the premium escrow account has been exhausted so that the purchaser can replenish the account to keep the policy from lapsing.

                We pioneered the foregoing transaction design and, since our formation, we have participated in the purchase of viatical and life settlement transactions totaling almost $461 million in face value.

                The Viatical and Life Settlement Market and Competition. According to public filings, we estimate that the total face value of viatical and life settlement transactions completed during 2004 was approximately $2.0 billion. This figure gives us a market share of approximately 3.25%. These figures reflect both viatical and life settlements transacted by us and others, but not all of our competitors are active in all segments of the market. The life settlement market emerged out of the viatical settlement market because the transactions are so similar in nature. Whether an insured has a reasonably definable life expectancy because he or she is terminally ill or because of advanced age, a present value for the policy can be reasonably calculated. This is the essence of both viatical and life settlement transactions. Unlike some of our competition, which have more restrictive purchasing parameters, we have developed markets for all types of life expectancies in order to accommodate the investment goals of our clients as well as the individual circumstances of the policies presented to us. We believe this business model makes us more competitive in the market and provides us with greater flexibility. We also believe that this model provides a stronger platform for our sustainable growth as a company. Markets are segmented by length of life expectancy and policy face value. The amount of competition in these markets varies according to the demand for such policies.

                We believe the viatical and life settlement market in general will substantially increase during the next year due to a number of factors. First, market demand from purchasers remains very strong for these transactions. While our historical core of individual purchasers continue to have a high degree of interest in life expectancies between two and seven years, we have also developed substantial interest from and purchased policies for institutional purchasers, which tend to favor longer life expectancies. We also note that competition for such policies has increased, indicating that there is an increased awareness among the financial markets in general of the value of life settlements as an investment vehicle. Whether the purchaser is a high net worth individual or an institution, we believe this strong market demand is due, in part, to a continued cautious attitude of purchasers toward equities and continued low yields from interest bearing instruments, even in light of recent interest rate hikes by the Federal Reserve. We believe we have successfully educated many individual and institutional purchasers about the potential returns available from viatical and life settlements and the inherent diversity they offer from traditional types of investments. Continued general economic uncertainty has led many purchasers to seek alternative investment strategies that diversify their portfolios and avoid economically sensitive investments. Viatical and life settlements provide diversification and are largely independent of the factors contributing to economic downturns, such as interest rate fluctuations and increasing fuel costs. We believe that interest from both individual and institutional purchasers will continue to grow steadily throughout the next fiscal year.

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

                As a form of competition to viatical and life settlements, the life insurance industry has responded with policy features offering various pre-death, cash benefits (sometimes called accelerated death benefits). While in some cases accelerated death benefits may compete with viatical settlements, we do not expect that the availability of accelerated death benefits to affect the viatical or life settlement market significantly at this time. The availability of accelerated death benefits is generally more restricted than viatical or life settlements. For example, policies often limit such benefits to persons who have a life expectancy of less than one year, in contrast to viatical and life settlements that are usually available to persons with life expectancies of two to ten years. Viatical and life settlements generally offer sellers greater amounts than they would receive under accelerated death benefit provisions. An insurance company’s willingness to offer a competitive accelerated death benefit, and the amount of such benefit, may be affected by imputed policy lapse rates. The availability and amount of an accelerated death benefit negatively impacts lapse rates, which could increase policy rates. The competition for new policies limits policy rates and may, indirectly, limit the availability and amount of accelerated death benefits. In addition, we are aware of at least one insurance company actively purchasing life settlements using one of our competitors as its agent.

                The viatical and life settlement market has been negatively affected by some companies using illegal or questionable business practices. We believe that state and federal regulators have effectively identified and shut down most of the companies that were engaged in such practices. The result of these law enforcement actions has been to reduce the amount of competition for both policies and purchasers. Although state and federal law enforcement officials successfully employed existing laws to curb these illegal practices, state legislatures and insurance regulators have passed laws and adopted regulations requiring the licensing of viatical brokers and settlement companies, mandated disclosures to viators or purchasers or both, and instituting periodic reporting requirements, and setting forth prohibited business practices. We believe these laws and regulations have generally had a positive effect on the industry and on our ability to compete in the viatical marketplace. We are licensed as a viatical and life settlement company in the State of Texas and information about us is available through the Texas Department of Insurance or on its website at: https://wwwapps.tdi.state.tx.us/pcci/pcci_show_profile.jsp?tdiNum8967842&companyName=Life+Partners%2c+ Inc.&sysTypeCode=PA

                The foregoing developments - improved medical treatments, the insurance industry’s addition of pre-death cash benefits, law enforcement pressure on companies operating illegally and increasing government regulation - have decreased the number of viatical and life settlement companies, both those purchasing for their own accounts and those, like us, who act as agents for our purchasers. We estimate the number of viatical and life settlement companies actively purchasing for their own account or as agents for purchasers to be fewer than five and the number of viatical and life settlement brokers at about 25. We are unaware of any company that purchases viatical settlements exclusively. The market has matured and developed to a point where there is no effective market distinction between viatical and life settlements. Our competitors purchase either life settlements exclusively or, like us, a combination of viatical and life settlements. While we believe we are one of the largest viatical and life settlement companies (based on face value of policies settled), competition within the viatical and life settlement market is active among the few companies in this sector and we will continue to experience competition for new viators and life settlors. This competition will have an effect on the prices we pay viators and life settlors, the amount of brokerage and referral fees we pay and the prices we set for the acquisition of policies. We believe the overall market for viatical and life settlements will increase as more seniors become aware of their option to liquidate an unwanted policy through a life settlement. In light of our experience in the market and our estimates concerning competition and supply and demand for policies, we believe our total business volume for viatical and life settlements will be $80 to $85 million in face value for the fiscal year 2006. We base this estimate on the level of business volume we experienced last year as well as an extrapolation from the current year’s business volume. Although it was less than we had estimated, our total business volume during the 2005 fiscal year was approximately $65.1 million in face value, which is an increase of 55% over the $42 million of our total business volume in fiscal year 2004.

                The following table shows the number of viatical and life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for our fiscal years ended February 28, 2003, February 29, 2004 and February 28, 2005:

	2003	2004	2005

Number of settlements	326	333	289
Face value of policies	$43,629,000	$41,953,000	$65,082,000
Average revenue per settlement	$37,357	$46,837	$64,865

Total net revenues derived(1)	$6,066,000	$8,218,000	$9,166,000

(1) The revenues derived are exclusive of referring brokerage and referral fees.
7

Industry Regulation and Taxation

                General.  When the viatical market first arose, it was sparsely regulated. Due in part to abuses within the industry, which were well-publicized, both the federal government and various states moved to regulate the market in the mid-1990’s. The regulations generally took two forms. One sought to apply consumer protection-type regulations to the market. This application was designed to protect both viators and purchasers. Another sought to apply securities regulations to the market, which was designed to protect purchasers. Various states have also used their insurance regulations to attack instances of insurance fraud within the industry.

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

                Securities Regulations.  Some states and the Securities and Exchange Commission have attempted to treat viatical settlements as securities under federal or state securities laws and have successfully done so in circumstances in which the transactions were structured as securities. No state or federal regulatory body or private litigant has successfully asserted that our viatical and life settlements are securities under state or federal law. Due to the manner in which we structure our settlements and utilizing, in some instances, the exceptions and exemptions under securities laws, such laws have not limited our business model to a significant extent.

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

                Taxation.  In 1996, Congress passed the Health Insurance Portability and Accountability Act. This act exempts from taxation proceeds received in a viatical settlement paid to terminally ill viators (those having a life expectancy of 24 months or less) and chronically ill viators (those who are incapable of at least two daily-living activities, such as eating and bathing, and require supervision). The tax exemption applies only if the viatical settlement company is licensed in the state in which the viator resides, or if the viator resides in a state that does not license viatical companies, if the viatical company can certify that it complies with the model act provisions. Because we are licensed in Texas, we believe that, under the 1996 act, qualifying viators will not be subject to federal income tax from viatical settlements that we facilitate. Since most states follow the Federal income tax definitions, the receipt of settlement proceeds is generally exempt for state income tax purposes also.

                The act does not exempt the receipt of life settlement proceeds. Life settlement proceeds would typically be taxed as ordinary income to the extent that the proceeds exceed the premiums paid for the insurance policy.

Employees

                As of February 28, 2005, we had 37 direct employees, none of whom are represented by a labor union, as well as over 1,000 licensees who act as independent contractors and refer clients to us for the purchase of viatical and life settlements. We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory.

More about Life Partners

                Our executive offices are located at 204 Woodhew, Waco, Texas 76712 and our telephone number is 254-751-7797. Our corporate information website is www.lphi.com. Our informational website for viators and life settlors is www.lifepartnersinc.com.

RISK FACTORS

                In addition to other information in this annual report on Form 10-KSB and in the documents we are incorporating by reference, the following risk factors should be carefully considered in evaluating us and our business. Such factors significantly affect or could significantly affect our business, operating results or financial condition. This annual report on Form 10-KSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this annual report on Form 10-KSB.

We Are Operating in Markets that May Change Dramatically

                We are operating in the viatical and life settlement markets. The viatical settlement market is just over a decade old. While the market saw tremendous growth in its initial years, the market growth in recent years has moderated somewhat. The life settlement market is less than seven years old. How and to what extent it will develop is uncertain. A 2003 report by the insurance consulting firm Conning & Co. estimates the life settlement market at approximately $2 billion per year in face value. While we have demonstrated our ability to originate, underwrite and place life settlements as well as viatical settlements, any dramatic growth will depend heavily upon the entry of institutional purchasers. Whether we can attract institutional purchasers will depend on our ability to convince these purchasers that we can originate sufficient numbers of qualified policies for purchase and that our policy analysis and pricing practices are sound. Until we attract a sufficient number of institutional clients to provide for consistent and predictable demand, our financial performance during any period may be dramatically affected by the entry or departure of one or more of our institutional clients from the market.

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

Our Operating Results in One or More Future Periods Are Likely to Fluctuate and May Fail to Meet Expectations.

                Our operating results in the viatical market have fluctuated in the past and may fluctuate significantly in the future depending on purchaser demand for viatical and life settlements and the timing of settlement closings. Because of these or other factors, our operating results may, in some future period, fall below market expectations. In such event, the market price of our securities might fall. Moreover, fluctuations in our operating results may also result in volatility in the market price of our securities.

Our Success Depends on Maintaining Relationships Within Our Referral Networks

                We rely primarily upon brokers to refer potential viators and life settlors to us and upon financial planners, known as licensees, to refer viatical and life settlement purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with the brokers or financial planners and they are free to do business with our competitors. In addition, the pool of viatical brokers and referring financial planners is relatively small, which can increase our reliance on our existing relationships. During the 2005 and 2004 fiscal years, a single broker accounted for 46% and 43%, respectively, of the policies that were purchased through us. The loss of this broker could have a material effect on our financial operations. We have attempted to ameliorate this risk by increasing our advertising and market presence in order to attract viators and life settlors to us directly. During the last fiscal year, 27% of all policies closed were presented to us directly. This amount of policies presented to us directly is an increase of 2% over last year and is more than three times the total amount of policies presented by our second most active broker. However, many viators and life settlors are more comfortable having their policies presented through brokers, and the extent to which we may be able to attract viators and life settlors directly is unknown. As we develop our own network of insurance and financial planning professionals, known as producers, to refer potential sellers to us, we expect referrals from this source to grow. As with brokers, our ability to build and maintain these relationships will depend upon our closing rates and the level of compensation we pay to the referring professional. The compensation paid to the referring professional will affect the offer price to the seller and the compensation we receive. We must balance these interests successfully to build our referring network and attain greater profitability.

Substantial Growth in the Life Settlement Market Will Depend on Institutional Sources of Capital

                Since 1997, we have expanded our business plans to include the life settlement market by soliciting life settlors and establishing a division dedicated exclusively to attracting and interacting with large financial institutions. During the course of the past year, we began attracting and purchasing policies for institutional clients as well as for our high net worth clients. Because of the large capital requirements associated with the purchase of life settlements, attracting institutional clients will be key to substantial growth of our company.

                Because we have focused on the expansion of our business to institutional clients during the past year, we have reduced our emphasis on developing a capital markets vehicle for financing life settlements. While we intend to explore our options in this area, it is not an immediate priority for our business plan over the next year.

                We have devoted substantial marketing and client development resources to attracting institutional clients, both domestically and abroad. We have already experienced success in attracting such clients and we believe that we will continue to attract such institutions as we devote more time and resources into cultivating relationships with them. We believe that the development of such relationships will fuel substantial growth of our company, but we cannot be certain during what period or periods any such institution may choose to do business with us or what amount of business they would bring to us.

We Depend on Growth in both the Viatical and Life Settlement Market

                We believe the viatical market has demonstrated sustainable growth and will continue to provide a stable base for our operations. Large-scale growth, however, will likely depend on growth in the life settlement market. The life settlement market is new and its growth uncertain. The life market may fail to grow due to a variety of factors, including:

•	the inability to locate sufficient numbers of life settlors;

•	the inability to convince potential sellers of the benefits of life settlements;

•	the inability to attract institutional purchasers;

•	competition from other life settlement companies;
11

•	the occurrence of illegal or abusive business practices resulting in negative publicity about the market; and

•	the adoption of overly burdensome governmental regulation.

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

Our Purchasers Depend on Our Abilities to Predict Life Expectancies; If We Are Not Accurate, We Will Lose Purchasers; We Must Purchase In Large Numbers

                A purchaser’s investment return from a viatical or life settlement depends primarily on the demise of the insured. We price settlements based on the anticipated life expectancy of an insured. For viatical settlements, life expectancies are estimated based on a medical analysis of the insured. For life settlements, life expectancies are estimated from medical and actuarial data based on the historical experiences of similarly situated persons. The data is necessarily based on averages involving mortality and morbidity statistics. The outcome of a single settlement may vary significantly from the statistical average. It is impossible to predict any one insured’s life expectancy exactly. To mitigate the risk that an insured will outlive his or her predicted life expectancy, viatical and life settlement purchasers must be able to bear a non-liquid investment for an indeterminate period of time.

                If we underestimate the average life expectancies, our purchasers will not realize the returns they seek and will invest their funds elsewhere. In addition, amounts escrowed for premiums may be insufficient to keep the policy in force. Our ability to accurately predict life expectancies is affected by a number of factors, including:

•	the accuracy of our life expectancy estimations, which must sufficiently account for factors including an insured’s age, medical condition, life habits (such as smoking), and geographic location;

•	our ability to anticipate and adjust for trends, such as advances in medical treatments, that affect life expectancy data; and

•
our ability to balance competing interests when pricing settlements, such as the amounts paid to viators or life settlors, the acquisition costs paid by purchasers, and the compensation paid to ourselves and our referral networks.

                To foster the integrity of our pricing systems, we use both in-house and outside experts, including medical doctors and published actuarial data. We cannot assure you that, despite our experience in settlement pricing, we will not err by underestimating average life expectancies or miscalculating reserve amounts for future premiums. If we do so, we could lose purchasers and the loss of purchasers could have a material adverse effect on our business, financial condition, and results of operations.

Government Regulation Could Negatively Impact Our Business

                We are licensed and regulated by the Texas Department of Insurance as a viatical and life settlement company. Texas law requires the licensing of viatical and life settlement providers and governs many aspects of our conduct, operations, advertising and disclosures. In addition, some states and the Securities and Exchange Commission have attempted to treat viatical settlements as securities under federal or state securities laws and many have successfully done so in circumstances in which the transactions were structured as securities. However, no state or federal regulatory body has successfully asserted that our viatical and life settlements are securities. Because of legal precedent relating to our transactions, we do not believe that the application of securities laws will have a material adverse effect on our operations, but cannot assure you that state regulators or private individuals will not file these types of actions in the future or that the such actions would not have a material adverse effect on our business. In addition, changes in laws or governmental regulation could affect our brokers or clients which could have a material adverse effect on our business.

Our Chairman and Chief Executive Officer Beneficially Owns 54% of Our Common Stock and, as a Result, Can Exercise Significant Influence over Our Company

                Mr. Brian D. Pardo, our Chairman and Chief Executive Officer, is defined under SEC regulations as the beneficial owner of approximately 54% of our common stock and exercises voting power by proxy from The Pardo Family Trust over 56% of the common stock (since we cannot vote the 206,615 shares held in our treasury). He will be able to control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Life Partners, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Our Stock Is Thinly Traded and the Stock Price May Be Volatile

                Our common stock is traded on the Nasdaq Small Cap market. Unlike the OTC Bulletin Board, the Nasdaq Small Cap market requires numerous qualitative standards such as minimum price at initial listing, minimum trading price for a 30-day period and adherence to numerous corporate governance requirements such as an independent audit committee. Although our share price and average daily volume have increased substantially since we began trading on the Nasdaq, our stock is still not widely traded and our share prices may be volatile due to actual or anticipated variations in our quarterly operating results, positive or negative developments concerning our business or about our industry or the general economy. We cannot assure you that the market for our shares will be sufficient to permit you to sell our shares when you want at the prices you want. However, by qualifying for the trading on the Nasdaq, we have improved our visibility and enlarged our market presence increasing shareholder liquidity in our stock and making our stock price less susceptible to volatile movements on low trading volume. Our share price during the 90 days ended May 11, 2005, has averaged about $5.47 per share, giving us a market capitalization of approximately $52 million. Our total share volume for April 2005 was approximately 277,600 shares compared to 91,500 shares for the same period last year.

Item 2.  Description of Property

                Our corporate offices are located at 204 Woodhew in Waco, Texas. We own 1.068 acres at this location and our offices occupy the entire 12,012 square foot office building, which was built on the lot in 1986.

Item 3.  Legal Proceedings

                We are subject to legal proceedings in the ordinary course of business, none of which, either individually or collectively, we believe are material to our business operations, financial condition, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

                No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of our security holders.

PART II

Item 5.  Market for Our Common Stock, Related Shareholder Matters and Our Purchases of Equity Securities

                Market Information. On May 17, 2005, there were approximately 127 shareholders of record of our Common Stock. Most of our common stock is held beneficially by broker/dealers. We believe that there are approximately 1,294 beneficial owners of shares of our common stock who hold in street name through brokers.

                The following table sets forth the high and low closing bid prices per share of our common stock for each full quarterly period during the two most recent fiscal years, as reported by the Nasdaq OTC Bulletin Board (until Oct. 2003) and the Nasdaq Small Cap Market. Bid prices for the Nasdaq OTC Bulletin Board reflect inter-dealer prices, do not include retail mark-ups, mark-downs and commissions, and do not necessarily reflect actual transactions.

	High	Low	Cash Dividends

Year Ended 2/29/04

First Quarter	$3.90	$2.40	$.03
Second Quarter	$5.60	$3.00	$.03
Third Quarter	$6.50	$3.85	$.04
Fourth Quarter	$7.80	$5.28	$.04

Year Ended 2/28/05

First Quarter	$6.84	$4.75	$.04
Second Quarter	$5.80	$3.56	$.05
Third Quarter	$6.60	$4.43	$.06
Fourth Quarter	$8.65	$4.93	$.05

                On May 11, 2005, the last reported sale price of our common stock on the Nasdaq was $4.18 per share.

                Dividends. We paid common stock dividends of $0.13 per share in fiscal 2004 and $0.19 per share in fiscal 2005. The dividend declared by the Board of Directors has been $0.05 per share in each quarter since August 17, 2004. In addition, we have traditionally paid a “Christmas Bonus” dividend of one cent per share in the third fiscal quarter to shareholders of record as of November 30.

                Recent Purchases and Sales of Our Common Stock. In fiscal 2005, in a private transaction with a single individual, we exchanged 20,000 shares for the cancellation of a promissory note in the amount of $154,800.

                Elimination of Share Reserve. In fiscal 2005, we cancelled 140,814 common shares, which were an estimate of shares needed for the 2000 share exchange with I.G.E. shareholders. Based on current information, we believe that no further unexchanged shares exist for tender and have eliminated the estimated reserve amount accordingly.

Item 6.  Management’s Discussion and Analysis

                Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements.

                We provide the following discussion to assist in understanding of our financial position as of February 28, 2005, and results of operations for the years ended February 28, 2005 and February 29, 2004. As you read this discussion, refer to our Consolidated Statements of Income and our Consolidated Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements.

Critical Accounting Estimates, Assumptions and Policies

                Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America. To guide our preparation, we follow accounting policies, some of which represent critical accounting policies as defined by the SEC. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The making of estimates and assumptions when preparing financial statements is unavoidable. Areas affected by our estimates and assumptions are identified below.

                We recognize income at the time a settlement has been closed and the purchaser has obligated itself to make the purchase. We defer $100 per settlement to cover minor monitoring services provided subsequent to the settlement date and to amortize this deferred cost over the anticipated life expectancy of the insureds.

                In accordance with Financial Standards Board Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance”, we reduce our investment in life insurance policies to the cash surrender value of such policies with any differences between cost and cash surrender value being charged to expense.

                We establish litigation and policy analysis loss reserves based on our best estimates as to the ultimate outcome of contingent liabilities. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future litigation and policy analysis loss costs could differ from our currently estimated amounts.

                We must make estimates of the collectability of accounts and notes receivable and premium advances.

                We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result form the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. As of February 28, 2005, we had recognized no impairment.

                We must evaluate the useful lives of our property and equipment to assure that an adequate amount of depreciation is being charged to operations.

                We are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of income. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

                We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

                We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions. We discuss our significant accounting policies, including those policies that are not critical, in Note 2 of our Consolidated Financial Statements.

New Accounting Pronouncements

                On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of Statement 123(R) are effective prospectively as of March 1, 2006. The implementation of this statement would have resulted in an additional $22,420 in expense in fiscal 2004 and $133,000 in fiscal 2005.

                In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.

                Management believes adoption of these new statements will not have any significant effect on our financial condition or results of operations.

Life Partners

                We are the oldest and one of the largest viatical and life settlement companies in the world. We are also the only publicly held viatical and life settlement company in the world. Our revenues are primarily derived from fees associated with facilitating viatical and life settlements.

Comparison of Years Ended February 28, 2005, and February 29, 2004

                We had net income of $2,683,129 for the year ended February 28, 2005 as compared to net income of $2,478,431 for the year ended February 29, 2004. This increase in net income is attributable primarily to a 20% increase in revenues.

                Revenues  - Revenues increased by $3,149,273 or 20% from $15,596,825 in 2004 to $18,746,098 in 2005. This increase was due primarily to a 38% increase in the average revenue per settlement from $46,837 in 2004 to $64,865 in 2005.

                The number of settlements we transacted this year decreased by 13% from last year. However, despite this decrease in the number of transactions, our revenues and net income increased. This is because our total business volume (measured in face amount of policies transacted during the period) increased by 55% over last year and the demand for our services as well as less competition, especially for viatical settlements, has supported a pricing structure that enabled us to increase our operating margins.

                We believe the increasing demand for our services results from investment trends toward diversifying investment portfolios and avoiding economically sensitive investments. Returns on viatical and life settlements are linked to the lives of the insureds. As such, the settlements function independently from traditional equity and debt markets and commodity investments. As the oldest and one of the largest providers of viatical and life settlements, we benefit from these trends in the investing community. Although demand for our services emanates from both domestic and international purchasers, we noted a substantial increase in revenue attributable to domestic clients. Approximately 81% of our business for the year was from domestic purchasers while approximately 19% was from foreign purchasers during fiscal 2005. In fiscal 2004, this ratio was 64% domestic business and 36% international. We believe that during the next year, domestic demand will remain strong, especially with continued economic uncertainty, stock market volatility and low yielding interest bearing investments, while foreign investment will increase to a closer ratio. During the past year, interest from the Pacific Rim and South America increased from our prior fiscal year, and we have experienced substantial interest and purchasing from clients in Western Europe. We have expended funds in marketing to various foreign countries and, during the coming fiscal year, we expect an increase in purchasing from clients in Western Europe, the Caribbean, South America and the Pacific Rim.

                Brokerage and Referral Fees  - Brokerage and referral fees increased 30% or $2,200,513 from $7,379,266 in 2004 to $9,579,779 in 2005. This increase is due primarily to a 20% increase in revenues. Brokerage and referral fees generally increase or decrease with revenues and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual viators and life settlors whom they represent. In some instances, several brokers may compete for representation of the same seller, which will result in lower broker fees. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, individual agreements between clients and their referring financial planners. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly.

                Expenses  – General and administrative expenses increased by 19% or $841,623 from $4,420,928 in 2004 to $5,262,551 in 2005. Depreciation expenses increased 90% or $76,656 from $85,244 in 2004 to $161,900 in 2005. This depreciation increase is primarily related to an extensive investment in the development of proprietary software, which was placed into production during this fiscal year. Interest and other income increased 84% or $178,685 from $213,346 in 2004 to $392,031 in 2005 and was augmented by a 92% decrease in interest expense of $353,599 from $385,106 in 2004 to $31,507 in 2005. This decrease in interest expense was due to a settlement with the Internal Revenue Service last year and is considered an extraordinary event. The decrease in interest expense resulted in a 246% increase in other income.

                Income Taxes - Income tax expense increased by $399,240 from $941,260 in 2004 to $1,340,500 in 2005 due to a decrease in our deferred tax benefit and, to a lesser extent, an increase in income before taxes. The deferred tax benefit decreased by $415,000 due to the timing difference in the allowance on premium advances.

Liquidity and Capital Resources

                Operating Activities  - Net cash flows provided by operating activities for the year ended February 28, 2005, were $2,037,356 compared with net cash flows provided by operating activities of $1,439,543 for the year ended February 29, 2004. This increase in cash flows from operating activities was attributable primarily to net income of $2,683,129. Our accounts receivable increased $510,404 in fiscal 2005 and $1,636,591 in fiscal 2004 while accounts payable increased $882,982 in fiscal 2005 and $762,703 in fiscal 2004. Our cash during fiscal 2005 decreased $2,071,868, which followed a decrease of $2,068,706 in fiscal 2004. The decrease in cash was largely attributable to investments of cash in income funds of $1,614,792 in fiscal 2005 and $1,929,292 in fiscal 2004 and the payment of dividends to shareholders of $1,838,270 in fiscal 2005 and $1,324,865 in fiscal 2004.

                We used additional cash for advances on policy premiums primarily to maintain certain older viatical settlement transactions. The contracts, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy. While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers. Reimbursements for these premiums come from either the purchasers or from the distribution of such purchaser’s proceeds paid when the viator dies. Policy advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. During fiscal 2005 and 2004, we made premium advances of $827,583 and $459,789, respectively, and were reimbursed $137,289 and $106,307, respectively. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.

                Our present business model does not require large cash amounts. While we are not planning significant changes to the business model, future events could affect our cash needs. For example, the Financial Accounting Standards Board is reviewing the accounting treatment for purchases of viatical and life settlements. The treatment currently requires purchasers to charge as a loss the difference between the purchase price and the cash surrender value of the policy, if any. The purchaser realizes gains only when the policy matures. If treated as an investment asset, a purchaser would incur no charge upon purchaser. Attention has been focused on this accounting issue with American International Group’s recent disclosure that it had improperly accounted for life settlements that it had purchased and Berkshire Hathaway’s disclosures of accounting losses incurred as a result of purchasing life settlements. The adoption of this more favorable accounting treatment, which management believes more accurately reflects the nature of the transaction, might mean that we begin purchasing settlements for our own account, which would alter our cash usage.

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

                At February 28, 2005, we had working capital of $3,771,557. We believe future viatical and life settlement operations will generate sufficient profits and cash flows to meet our anticipated working capital needs. Services related to life settlements are currently marketed and performed in a manner similar to viatical settlements, although primarily to institutional purchasers. We will continue to explore pooled securitization arrangements for life settlements as well, but do not expect any material adverse financial impact on our operations if a securitization fails to develop.

Off-Balance Sheet Arrangements

                We do not engage in any off-balance sheet arrangements or transactions.

Contractual Obligations and Commitments

                The following table reflects our outstanding contractual obligations and commitments as of February 28, 2005:

Contractual Obligations	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years

Long-term debt	$702,110	$148,234	$204,981	$117,450	$231,445
Operating leases	99,021	36,675	60,513	1,833	—

Total obligations	$801,131	$184,909	$265,494	$119,283	$231,445

Item 7.  Financial Statements

                Our audited Consolidated Financial Statements, together with the report of auditors and the notes to the Consolidated Financial Statements, begin on page 23 of this report.

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

                Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.  Other Information

                None.

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

Item 13.  Exhibits

                 The exhibit list and accompanying footnote disclosures in the Index to Exhibits immediately following the Notes to our Consolidated Financial Statements is incorporated herein by reference in response to the requirements of this part of the report.

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

May 26, 2005	Life Partners Holdings, Inc.

	By:	/s/ Brian D. Pardo

Brian D. Pardo President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian D. Pardo	President, Principal Executive Officer, and Director	May 26, 2005

Brian D. Pardo

/s/ Nina Piper	Treasurer	May 26, 2005

Nina Piper

/s/ R. Scott Peden	Secretary, Director	May 26, 2005

R. Scott Peden

/s/Tad Ballantyne	Director	May 26, 2005

Tad Ballantyne

/s/ Jacqueline Davis	Director	May 26, 2005

Jacqueline Davis

/s/ Fred Dewald	Director	May 26, 2005

Fred Dewald
21

LIFE PARTNERS HOLDINGS, INC. CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheet of LIFE PARTNERS HOLDINGS, INC. and subsidiaries as of February 28, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended February 28, 2005 and February 29, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the consolidated financial position of Life Partners Holdings, Inc. and subsidiaries as of February 28, 2005, and the consolidated results of its operations and cash flows for the years ended February 28, 2005 and February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma

May 5, 2005

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

FEBRUARY 28, 2005

Page 1 of 2

ASSETS

CURRENT ASSETS:
Cash	$1,102,289
Investment in securities	3,530,849
Accounts receivable - trade	2,499,283
Accounts receivable - employees and others	79,255
Prepaid expenses	17,036

Total current assets	7,228,712

PROPERTY AND EQUIPMENT:
Land and building	954,103
Machinery and equipment	872,637
Transportation equipment	151,451

1,978,191

Accumulated depreciation	(471,404)

1,506,787

OTHER ASSETS:
Premium advances net of reserve for uncollectible of $1,608,217	—
Artifacts and other	722,361
Deferred income taxes	817,000

1,539,361

Total Assets	$10,274,860

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

FEBRUARY 28, 2005

Page 2 of 2

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,981,235
Accrued liabilities - contingencies and other	1,035,792
Current portion of long-term debt	148,234
Deferred revenue	178,650
Income taxes payable	113,244

Total current liabilities	3,457,155

LONG-TERM DEBT, net of current portion shown above	553,876

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value 10,000,000 shares authorized; 9,615,586 shares issued and outstanding	96,156
Additional paid-in capital	10,608,398
Accumulated deficit	(4,103,860)
Accumulated other comprehensive loss	(13,234)
Less: Notes receivable issued for common stock	(323,631)
Less: Treasury stock - 206,615	—

Total shareholders’ equity	6,263,829

Total Liabilities and Shareholders’ Equity	$10,274,860

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC. CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	2005	2004

REVENUES	$18,746,098	$15,596,825
BROKERAGE AND REFERRAL FEES	9,579,779	7,379,266

REVENUES, NET OF BROKERAGE FEES	9,166,319	8,217,559

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	5,262,551	4,420,928
Accrued contingency costs	—	99,237
Depreciation	161,900	85,244

	5,424,451	4,605,409

INCOME FROM OPERATIONS	3,741,868	3,612,150

OTHER INCOME (EXPENSES):
Interest and other income	392,031	213,346
Interest expense	(31,507)	(385,106)
Realized loss on investments	(78,763)	(20,699)

	281,761	(192,459)

INCOME BEFORE INCOME TAXES	4,023,629	3,419,691

INCOME TAXES:
Current tax expense	1,541,500	1,557,260
Deferred tax benefit	(201,000)	(616,000)

	1,340,500	941,260

NET INCOME	$2,683,129	$2,478,431

EARNINGS PER SHARE:
Basic	$0.28	$0.26

Diluted	$0.28	$0.26

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING, Basic and Diluted	9,443,865	9,456,748

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$2,683,129	$2,478,431
Unrealized gain (loss) on investment securities	10,262	(23,496)

COMPREHENSIVE INCOME	$2,693,391	$2,454,935

BASIC AND DILUTED EARNINGS PER SHARE: Comprehensive income	$0.29	$0.26

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	Common Stock						Treasury Stock

	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity

Balance, February 28, 2003	9,711,400	$97,114	$10,286,988	$(6,102,285)	$—	$(478,431)	226,615	$—	$3,803,386
Treasury stock purchased	—	—	—	—	—	—	38,000	(11,528)	(11,528)
Dividends declared	—	—	—	(1,324,865)	—	—	—	—	(1,324,865)
Options exercised	—	—	40,552	—	—	—	(28,000)	11,528	52,080
Other comprehensive loss	—	—	—	—	(23,496)	—	—	—	(23,496)
Net income for the year ended February 29, 2004	—	—	—	2,478,431	—	—	—	—	2,478,431

Balance, February 29, 2004	9,711,400	97,114	10,327,540	(4,948,719)	(23,496)	(478,431)	236,615	—	4,974,008
Options exercised	65,000	650	359,050	—	—	—	(30,000)	—	359,700
Options issued	—	—	75,000	—	—	—	—	—	75,000
Shares returned to the Company	(160,814)	(1,608)	(153,192)	—	—	154,800	—	—	—
Other comprehensive income	—	—	—	—	10,262	—	—	—	10,262
Dividends declared	—	—	—	(1,838,270)	—	—	—	—	(1,838,270)
Net income for the year ended February 28, 2005	—	—	—	2,683,129	—	—	—	—	2,683,129

Balance, February 28, 2005	9,615,586	$96,156	$10,608,398	$(4,103,860)	$(13,234)	$(323,631)	206,615	$—	$6,263,829

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,683,129	$2,478,431
Adjustments to reconcile net income to operating activities-
Depreciation	161,901	85,244
Loss on disposal of property and equipment	—	2,720
Stock options issued for services	75,000	—
(Increase) decrease in operating assets:
Accounts receivable	(510,404)	(1,636,591)
Prepaid expenses	15,568	1,826
Deferred income taxes	(201,000)	(616,000)
Increase (decrease) in operating liabilities:
Accounts payable	882,982	762,703
Accrued liabilities	(598,075)	256,221
Income taxes payable	(481,995)	94,739
Deferred revenue	10,250	10,250

Net cash provided by operating activities	2,037,356	1,439,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	—	(40,390)
Investment in income funds	(1,614,792)	(1,929,292)
Purchases of property and equipment	(553,992)	(206,872)
Purchases of artifacts	(415,404)	(12,156)

Net cash used in investing activities	(2,584,188)	(2,188,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(96,466)	(35,226)
Proceeds from note payable	50,000	—
Treasury stock purchased	—	(11,528)
Stock options exercised	359,700	52,080
Dividends	(1,838,270)	(1,324,865)

Net cash provided by financing activities	(1,525,036)	(1,319,539)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,071,868)	(2,068,706)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,174,157	5,242,863

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,102,289	$3,174,157

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$31,507	$37,810

Income taxes paid	$1,360,500	$1,462,521

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During February 2005, we purchased an artifact from Russia for a note payable totaling $200,000.

During the year ended February 28, 2005, the Company exchanged common stock for cancellation of a note receivable totaling $154,800.

During the year ended February 28, 2005, the Company eliminated 140,814 common shares held in reserve for I.G.E. shareholders to exchange for LPHI post-reverse-split shares.

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 28, 2005

(1) DESCRIPTION OF BUSINESS

Life Partners Holdings, Inc. (“we” or “Life Partners”) is a Texas corporation engaged in facilitating viatical and life settlement transfers. We are the parent company of Life Partners, Inc. (“LPI”), which is the oldest and one of the largest viatical settlement companies in the United States. Viatical and life settlements involve the purchase of the life insurance policies of terminally ill persons (viatical settlements) or elderly persons (life settlements) at a discount to their face value.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by Life Partners:

Certain 2004 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

Cash and Cash Equivalents - For purposes of the statement of cash flows, we consider all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The average balance of our general checking account balance is generally in excess of $100,000. The Federal Deposit Insurance Corporation insures all bank accounts up to $100,000. Management believes its exposure to loss is minimal considering only the amounts in excess of $100,000 are at risk and the depository bank is a well established national bank and one of the nation’s largest financial institutions.

Premium advances – We follow the practice of fully reserving all premium advances at the time such advances are made. When premium advances are repaid, the repayments are offset against the premium expense. During the fiscal years ended February 28, 2005 and February 29, 2004 we advanced premiums totaling $827,583 and $459,789 respectively and received repayments of advances of $137,289 and $ 106,307 respectively.

Consolidation - The consolidated financial statements include the accounts of Life Partners and its wholly owned subsidiaries, as described in Note 1 above. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition -We recognize income at the time a settlement has been closed and the purchaser has obligated itself to make the purchase. We defer $100 per settlement to cover minor monitoring services provided subsequent to the settlement date and to amortize this deferred cost over the anticipated life expectancy of the insureds.

Investment in Life Insurance Policies - In accordance with Financial Standards Board Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance”, we reduce our investment in life insurance policies to their cash surrender value with any differences between cost and cash surrender value being charged to expense. At February 28, 2005, we held investments in eight life insurance policies with face value amounts totaling $163,259, which have been reduced to the carrying value of $880.

Property and Equipment - Our property and equipment are depreciated over their useful lives using the straight-line method. The useful lives of property and equipment for purposes of computing depreciation are:

LIFE PARTNERS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 28, 2005

Building	30 years
Machinery and equipment	5 years
Transportation equipment	5 to 9 years

Artifacts and Other – The artifacts and other assets are stated at cost. The Company has evaluated these assets and believes there is no impairment in their value as of February 28, 2005.

Impairment of Long-lived Assets – We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed of” (FAS 121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of February 28, 2005, no impairment has been indicated.

Income Taxes - Timing differences between the reporting of income and expenses for financial and income tax reporting purposes are reported as deferred tax assets, net of valuation allowances, or as deferred tax liabilities depending on the cumulative effect of all timing differences. See Note 7 for further details.

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

Earnings Per Share - Basic earnings (loss) per share computations are calculated on the weighted-average of common shares and common share equivalents outstanding during the year, reduced by the treasury stock. Common stock options and warrants are considered to be common share equivalents and are used to calculate diluted earnings per common and common share equivalents except when they are anti-dilutive.

Concentrations of Credit Risk and Major Customers – We had two brokers and licensees in 2005 whose total fees were in excess of 10% of all broker and licensee fees.

(3) NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by us after June 30, 2003. The adoption of SFAS 149 had no impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Instruments with Characteristics of Both Debt and Equity (SFAS 150). Statement 150 requires liability classification for three types of instruments: (1) Mandatory redeemable shares that obligate us to deliver cash or other assets to shareholders on fixed or determinable dates; (2) Freestanding written put options and forward purchase contracts on a company’s own shares that obligate us to deliver cash or other assets, and (3) Contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The adoption of SFAS 150 had no impact on our financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151 Inventory Costs - an amendment of ARB No. 43, Chapter 4. Statement No. 151 requires that certain abnormal costs associated with the

LIFE PARTNERS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 28, 2005

manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement is effective for the quarter beginning March 1, 2006. The implementation of this statement would have resulted in an additional $22,420 in expense in fiscal 2004 and $133,000 in fiscal 2005. See Note 8.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.

Management believes adoption of these new statements will not have any significant effect on our financial condition or results of operations.

(4) INVESTMENTS IN SECURITIES

Our securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Securities investments that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

The cost and estimated market value of the investment securities classified as available-for-sale as of February 28, 2005 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Value

Market Income Funds	$3,393,460	$—	$(17,811)	$3,375,649
Corporate Stocks	150,623	4,577	—	155,200

	$3,544,083	$4,577	$(17,811)	$3,530,849

(5) LEASES We lease various equipment under non-cancelable operating leases expiring in various years through 2009.

LIFE PARTNERS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 28, 2005

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 28, 2005 for each of the next five years and in the aggregate are:

Twelve months ending February 28,	Amount

2006	$36,675
2007	36,675
2008	23,838
2009	1,833
2010	—

Total minimum future
rental payments	$99,021

Rental expense was $36,675 and $34,842 for the years ended February 28, 2005 and February 29, 2004, respectively.

Certain operating leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(6) LONG-TERM DEBT

As of February 28, 2005, we had the following long-term debt:

	Current	Long-Term

5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$48,234	$453,876

Non-interest bearing note payable to an individual, due in semi-annual installments of $50,000 through December 2006, secured by Russian artifacts	100,000	100,000

	$148,234	$553,876

Maturities on long-term debt for each of the next five years and thereafter are as follows:

February 28,	Amount

2006	$148,234
2007	151,018
2008	53,963
2009	57,078
2010	60,373
Thereafter	231,444

$702,110

LIFE PARTNERS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 28, 2005

(7) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at February 28, 2005, result in an increase in the deferred tax asset of approximately $201,000, which we believe to be fully realizable.

Following are the components of the deferred tax asset as of February 28, 2005:

Excess tax over financial accounting - Depreciation	$(152,000)
Excess financial accounting over tax –
Accrued contingency costs	180,000
Reserve for premium advances	619,000
Acquired life insurance policies	37,000
IRS interest not deductible	133,000

Net deferred tax asset	$817,000

The difference between our effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the years ended February 28, 2005 and February 29, 2004:

	2005	2004

United States statutory rate	34.0%	34.0%

State of Texas statutory rate	4.5%	4.5%

Expected combined rate	38.5%	38.5%

Elimination of valuation allowance on deferred tax asset	—	(18.1)

Additional taxes associated with IRS settlement	—	7.1

Surtax and other	(5.8)	—

Combined effective tax rate	32.7%	27.5%

(8) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

In fiscal 2005, in a private transaction with a single individual, we exchanged 20,000 shares for the cancellation of a promissory note in the amount of $154,800.

In fiscal 2005, we cancelled 140,814 common shares, which were an estimate of shares needed for the 2000 share exchange with I.G.E. shareholders. Based on current information, we believe that no further unexchanged shares exist for tender and have eliminated the estimated reserve amount accordingly.

During the year ended February 29, 2004, we purchased 144,891 shares of its common stock for $632,723.

LIFE PARTNERS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 28, 2005

We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount

05/31/03	06/15/03	$0.03
08/31/03	09/15/03	$0.03
11/30/03	12/15/03	$0.03
02/29/04	03/15/04	$0.04
05/10/04	06/15/04	$0.04
08/17/04	09/15/04	$0.05
11/15/04	12/15/04	$0.06
02/14/05	03/15/05	$0.05

As of February 28, 2005 we had a stock-based compensation plan which is described below. We apply APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. We recognized compensation expense of $75,000 during the year ended February 28, 2005. No compensation expense was recorded during the year ended February 29, 2004 related to our stock option plan under APB 25. If we had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123, (“SFAS 123”) Accounting for Stock-Based Compensation”, net earnings and net earnings per share would have decreased to the pro forma amounts shown below for the years ending February 28, 2005 and February 29, 2004:

	2005	2004

Net income applicable to common shareholders	$2,683,129	$2,478,491

Less: Total stock based compensation expense determined
under fair value based method for all awards, net of
related tax effect	(133,000)	(22,420)

Pro forma net earnings per common share	$2,550,129	$2,456,071

Earnings per share:
Basic - as reported	$0.28	$0.26

Basic - pro forma	$0.27	$0.26

Diluted - as reported	$0.28	$0.26

Diluted - pro forma	$0.27	$0.26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 2.123% and 3.056% for 2004; volatility of 40%; and expected life less than three years. The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of highly subjective assumptions including expected stock price volatility. We utilize the Black-Scholes method to produce the pro forma disclosures required under SFAS 123.

LIFE PARTNERS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 28, 2005

In management’s opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options because our employee stock options have significantly different characteristics from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate. The effects of applying SFAS 123 in this pro forma are not indicative of future amounts.

On April 8, 2004, as part of its consulting agreement with us, a consultant was granted an option to purchase 150,000 shares of our common stock at a price of $6.00 per share. This option expires according to the following schedule:

Number of Shares Expiring under Option	Expiration Date of Option	Balance of Shares Remaining Under Option

50,000	April 8, 2005	100,000
50,000	April 8, 2006	50,000
50,000	April 8, 2007	0

This option may be exercised only upon notice of its exercise with full purchase price for the amount of shares purchased. These shares, if the option is exercised, would be restricted from sale for at least 1 year unless registered.

On November 4, 2004, pursuant to our Omnibus Equity Compensation Plan, a licensee was granted an option to purchase 100,000 shares of our common stock at a price of $6.06 per share. This option expires on November 4, 2007. This option may be exercised only upon notice of its exercise with full purchase price for the amount of shares purchased.

Information with respect to stock options and warrants outstanding to certain employees, directors and service providers are as follows:

	2005

	Shares	Average Exercise Price

Outstanding at beginning of year	122,720	$4.93
Exercised	(95,000)	$3.79
Issued	250,000	$6.02
Expired	(27,720)	$(8.84)

Outstanding at the end of year	250,000	$6.02

Options Outstanding			Options Exercisable

Shares Outstanding At 2/29/05	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 2/29/05	Average Exercise Price

150,000	2.11	$6.00	150,000	$6.00
100,000	2.68	$6.06	100,000	$6.06

250,000	2.40	$6.02	250,000	$6.02

LIFE PARTNERS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 28, 2005

(9) RELATED PARTY TRANSACTIONS

We currently operate under an agreement with ESP Communications, Inc. (ESP), which is owned by the wife of our president. Under the agreement, ESP performs specified administrative duties on behalf of us. Either party may cancel the agreement with a thirty day written notice. We currently pay ESP $7,500 on a semi-monthly basis for its services. We recorded management services expense concerning this agreement with ESP of approximately $180,000 and $168,500 for the years ended February 28, 2005 and February 29, 2004, respectively.

 (10) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. Face value of the policies in question total $467,918. During the fiscal year ended February 28, 2005, we paid $459,125 to these purchasers and have accrued another $242,680 for future claims that might arise on these policies.

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description	Page

3.2	Amended Articles of Incorporation, dated February 19, 2003 (1)

3.2	Bylaws (2)

4.1	Form of stock certificate for our common stock (2)

10.1	LPHI Omnibus Equity Compensation Plan* (2)

10.3	Consulting agreement with Newport Capital Holdings, Inc. dated April 8, 2004	38

14	Code of Ethics for Directors and Executive Officers (1)

21	Subsidiaries of the Issuer	46

31	Rule 13a-14(a) Certifications	47

32	Section 1350 Certification	49

*	Denotes a management contract or compensatory plans or arrangements.

(1)	These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and is incorporated by reference herein.

(2)	These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2000, and are incorporated by reference herein.
37