Form 10QSB
period 2005-05-31
LIFE PARTNERS HOLDINGS INC
filed 2005-07-15
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2005

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
Yes ☒ No ☐

Shares of Common Stock, $.01 par value, outstanding as of May 31, 2005: 9,615,586

Transitional Small Business Disclosure Format: Yes ☐ No ☒

LIFE PARTNERS HOLDINGS, INC. TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET
MAY 31, 2005
(Unaudited)

Page 1 of 2

ASSETS

CURRENT ASSETS:

Cash	$2,056,568
Investment in securities	3,380,852
Accounts receivable - trade	1,392,544
Accounts receivable - employees and others	82,208
Prepaid expenses	18,461

Total current assets	6,930,633

PROPERTY AND EQUIPMENT:

Land and building	954,103
Machinery and equipment	562,959
Proprietary software	359,604
Transportation equipment	151,451

2,028,117

Accumulated depreciation	(527,155)

1,500,962

OTHER ASSETS:

Premium advances net of reserve for uncollectible of $1,773,049	—
Artifacts and other	724,603
Deferred income taxes	899,000

1,623,603

Total Assets	$10,055,198

See the accompanying summary of accounting policies and notes to the financial statements.
3

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET
MAY 31, 2005
(Unaudited)

Page 2 of 2

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$1,172,697
Accrued liabilities - contingencies and other	1,533,953
Current portion of long-term debt	148,920
Deferred revenue	180,500
Income taxes payable	378,390

Total current liabilities	3,414,460

LONG-TERM DEBT, net of current portion shown above	491,304

SHAREHOLDERS’ EQUITY:

Common stock, $0.01 par value 10,000,000 shares authorized; 9,615,586 shares issued and outstanding	96,156
Additional paid-in capital	10,608,398
Accumulated deficit	(4,105,204)
Accumulated other comprehensive loss	(126,285)
Less: Notes receivable issued for common stock	(323,631)
Less: Treasury stock – 206,615	—

Total shareholders’ equity	6,149,434

Total Liabilities and Shareholders’ Equity	$10,055,198

See the accompanying summary of accounting policies and notes to the financial statements.
4

LIFE PARTNERS HOLDINGS, INC. CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004 (Unaudited)

	2005	2004

REVENUES	$4,935,925	$5,143,636
BROKERAGE AND REFERRAL FEES	2,698,549	2,570,516

REVENUES, NET OF BROKERAGE FEES	2,237,376	2,573,120

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,254,030	1,303,813
Settlement costs	202,896	4,595
Depreciation	55,751	32,629

	1,512,677	1,341,037

INCOME FROM OPERATIONS	724,699	1,232,083

OTHER INCOME (EXPENSES):
Interest and other income	114,784	76,566
Interest expense	(7,186)	(8,063)
Realized gain (loss) on investments	(67,611)	13,977

	39,987	82,480

INCOME BEFORE INCOME TAXES	764,686	1,314,563

INCOME TAXES:
Current tax expense	377,581	499,500
Deferred tax benefit	(82,000)	(125,000)

	295,581	374,500

NET INCOME	$469,105	$940,063

EARNINGS PER SHARE:
Basic	$0.05	$0.10

Diluted	$0.05	$0.10

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING, Basic and Diluted	9,408,971	9,484,455

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$469,105	$940,063
Unrealized (loss) on investment securities	(113,051)	(183,156)

COMPREHENSIVE INCOME	$356,054	$756,907

BASIC AND DILUTED EARNINGS PER SHARE: Comprehensive income	$0.04	$0.10

See the accompanying summary of accounting policies and notes to the financial statements.
5

LIFE PARTNERS HOLDINGS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004 (Unaudited)

	Common Stock						Treasury Stock

	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Accumu- lated Deficit	Accumu- lated Other Compre- hensive Loss	Note Receivable	Number of Shares	Amount	Total Share- holders’ Equity

Balance, February 28, 2004	9,711,400	$97,114	$10,327,540	$(4,948,719)	$(23,496)	$(478,431)	236,615	$—	$4,974,008

Dividends declared	—	—	—	(379,791)	—	—	—	—	(379,791)

Options exercised	—	—	37,200	—	—	—	(20,000)	—	37,200

Other comprehensive loss	—	—	—	—	(183,156)	—	—	—	(183,156)

Net income for the three months ended May 31, 2004	—	—	—	940,063	—	—	—	—	940,063

Balance, May 31, 2004	9,711,400	$97,114	$10,364,740	$(4,388,447)	$(206,652)	$(478,431)	216,615	$—	$5,388,324

Balance, February 28, 2005	9,615,586	$96,156	$10,608,398	$(4,103,860)	$(13,234)	$(323,631)	206,615	$—	$6,263,829

Dividends declared	—	—	—	(470,449)	—	—	—	—	(470,449)

Other comprehensive loss	—	—	—	—	(113,051)	—	—	—	(113,051)

Net income for the three months ended May 31, 2005	—	—	—	469,105	—	—	—	—	469,105

Balance, May 31, 2005	9,615,586	$96,156	$10,608,398	$(4,105,204)	$(126,285)	$(323,631)	206,615	$—	$6,149,434

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004 (Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$469,105	$940,063

Adjustments to reconcile net income to operating activities -

Depreciation	55,751	32,629

(Increase) decrease in operating assets:
Accounts receivable	1,103,786	(799,828)
Prepaid expenses	7,331	(49,021)
Deferred income taxes	(82,000)	(125,000)
Increase (decrease) in operating liabilities:
Accounts payable	(808,538)	476,777
Accrued liabilities	498,161	(100,238)
Income taxes payable	265,146	(163,495)
Deferred revenue	1,850	3,000

Net cash provided by operating activities	1,510,592	214,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Building improvement	—	(39,632)
Investment in income funds	149,997	(404,798)
Unrealized loss on marketable securities	(113,051)	(183,156)
Purchases of property and equipment	(49,926)	(73,403)
Changes in other assets	(10,998)	9,796

Net cash used in investing activities	(23,978)	(691,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(61,886)	(12,502)
Stock options exercised	—	37,200
Dividends	(470,449)	(379,791)

Net cash used in financing activities	(532,335)	(355,093)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	954,279	(831,399)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,102,289	3,174,157

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,056,568	$2,342,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$7,186	$8,063

Income taxes paid	$155,764	$662,995

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.

Notes to Consolidated Financial Statements

May 31, 2005

(Unaudited)

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for fiscal 2005, particularly in the sections entitled “Item 1 – Business – Risk Factors” and “Item 6 – Management’s Discussion and Analysis”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Unaudited Interim Financial Information

These consolidated financial statements have been prepared by Life Partners Holdings, Inc. (“we” or “Life Partners”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our most recent annual report on Form 10-KSB.

(1)   DESCRIPTION OF BUSINESS

Life Partners is a Texas corporation engaged in facilitating viatical and life settlement transfers. We are the parent company of Life Partners, Inc. (“LPI”), which is the oldest and one of the largest viatical settlement companies in the United States. Viatical and life settlements involve the purchase of the life insurance policies of terminally ill persons (viatical settlements) or elderly persons (life settlements) at a discount to their face value.

(2)   INVESTMENTS IN SECURITIES

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

The cost and estimated market value of the investment securities classified as available-for-sale as of May 31, 2005 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Value

Market Income Funds	$3,356,514	$55,270	$(179,812)	$3,231,972
Corporate Stocks	150,623	4,577	(6,320)	148,880

	$3,507,137	$59,847	$(186,132)	$3,380,852

(3) LONG-TERM DEBT

As of May 31, 2005, we had the following long-term debt:
	Current	Long -Term

5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$48,920	$441,304

Non-interest bearing note payable to an individual, due in semi- annual installments of $50,000 through December 2006, secured by Russian artifacts	100,000	50,000

	$148,920	$491,304

(4)   INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at May 31, 2005, result in a deferred tax asset of approximately $899,000, which we believe to be fully realizable.

Following are the components of this deferred tax asset as of May 31, 2005:

Excess tax over financial accounting - Depreciation	$(143,000)
Excess financial accounting over tax – Accrued contingency costs	180,000
Reserve for bad debts	682,000
Acquired life insurance policies	63,000
Accrued interest	117,000

Net deferred tax asset	$899,000

The difference between the Company’s effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the years ended May 31, 2005 and 2004:

	2005	2004

United States statutory rate	34.0%	34.0%
State of Texas statutory rate	4.5%	4.5%
Items expensed per book, not deductible for income tax purposes	10.9%	—
Elimination of valuation allowance on deferred tax asset	(10.7)%	(10.0)%

Combined effective tax rate	38.7%	28.5%

(5) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount

05/31/03	06/15/03	$0.03
08/31/03	09/15/03	$0.03
11/30/03	12/15/03	$0.03
02/29/04	03/15/04	$0.04
05/10/04	06/15/04	$0.04
08/17/04	09/15/04	$0.05
11/15/04	12/15/04	$0.06
02/14/05	03/15/05	$0.05
05/17/05	06/15/05	$0.05

As of May 31, 2005, we had a stock-based compensation plan, which is described below. We apply APB 25 and related interpretations in accounting for our plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. We recognized no compensation expense during the quarters ended May 31, 2005 and 2004, related to our stock option plan under APB 25. If we had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123, (“SFAS 123”) Accounting

for Stock-Based Compensation”, net earnings and net earnings per share for the three months ended May 31, 2005, would be unchanged, and for the three months ended May 31, 2004, net earnings would have decreased by $50,000 and net earnings per share would have decreased by $0.01.

On April 8, 2004, as part of its consulting agreement with us, we granted a consultant an option to purchase 150,000 shares of our common stock at a price of $6.00 per share. This option expires according to the following schedule:

Number of Shares Expiring under Option	Expiration Date of Option	Balance of Shares Remaining Under Option

50,000	April 8, 2005	100,000
50,000	April 8, 2006	50,000
50,000	April 8, 2007	0

This option may be exercised only upon notice of its exercise with full purchase price for the amount of shares purchased. These shares, if the option is exercised, would be restricted from sale for at least one year unless registered.

On November 4, 2004, pursuant to our Omnibus Equity Compensation Plan, we granted a licensee an option to purchase 100,000 shares of our common stock at a price of $6.06 per share. This option expires on November 4, 2007. This option may be exercised only upon notice of its exercise with full purchase price for the amount of shares purchased.

Information with respect to stock options and warrants outstanding are as follows:

Options Outstanding			Options Exercisable

Shares Outstanding At 5/31/05	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 5/31/05	Average Exercise Price

100,000	2.11	$ 6.00	100,000	$ 6.00
100,000	2.68	$ 6.06	100,000	$ 6.06

200,000	2.40	$ 6.03	200,000	$ 6.03

(6) EARNINGS PER SHARE

	For the Three Months Ended May 31,

	2005			2004

	Income	Shares	Per Share	Income	Shares	Per Share

Basic:
Income attributable to Common Stock	$469,105	9,408,971	$0.05	$940,063	9,484,455	$0.10

Effective of anti-dilutive securities:
Stock Options	—	—	—	(50,000)	8,333	(0.01)

Dilutes:
Income attributable to common stock, after assumed dilutions	$469,105	9,408,971	$0.05	$890,063	9,492,788	$0.09

(7)   CONTINGENCIES

During the three months ended May 31, 2005, we increased our accrued contingency costs by $135,000 in connection with an anticipated settlement of a civil action brought by a purchaser.

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. Face value of the policies in question total $467,918. During the three months ended May 31, 2005, we did not pay any amounts related to these instances nor did we accrue any amounts for future claims that might arise on these policies.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

                Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Financial Statements.

                We provide the following discussion to assist in understanding of our financial position as of May 31, 2005, and results of operations for the three months ended May 31, 2005 and May 31, 2004. As you read this discussion, refer to our Consolidated Statements of Income and our Consolidated Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2005. The footnotes to the Consolidated Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

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

                We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. As of May 31, 2005, we had recognized no impairment.

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

New Accounting Pronouncements

                On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options are to be recognized in the financial statements based on their fair values. The provisions of Statement 123(R) are effective prospectively as of March 1, 2006. The implementation of this statement would have resulted in no additional expense during the three months ended May 31, 2005, and an additional $50,000 in expense during the three months ended May 31, 2004.

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

                The following table shows the number of viatical and life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended May 31, 2004 and 2005:

	Period Ended May 31, 2005	Period Ended May 31, 2004

Number of settlements	62	87
Face value of policies	$18,095,000	$18,234,000
Average revenue per settlement	$79,612	$59,122
Net Revenues derived(1)	$2,230,317	$2,573,000
_______________

(1) The revenues derived are exclusive of referring brokerage and referral fees.

Comparison of the Three Months Ended May 31, 2005 and 2004

                We reported net income of $469,105 for the three months ended May 31, 2005, as compared to net income of $940,063 for the three months ended May 31, 2004. This decrease in net income is attributable primarily to the following factors: (1) a $207,711 or 4% decrease in revenues coupled with a $128,033 or 5% increase in brokerage and referral fees, (2) a substantial and non-recurring increase in accrued contingency costs, and (3) a $67,611 loss on investments due to a rebalancing of our marketable securities portfolio. While the number of settlements transacted during the period decreased, the decrease was largely offset by a 34% increase in average revenue per settlement.

                Revenues - Revenues decreased by $207,711 or 4% from $5,143,636 in 2004 to $4,935,925 in 2005. While the total business volume (measured by face value of policies purchased) remained static, the average face value of the settlements transacted has increased as the number of life settlements we purchase increases. Life settlements tend to have higher face values than viatical settlements. In addition, the increase in our average revenue per settlement reflects higher pricing discounts attributable to longer life expectancies for the life settlements as well as greater discounts for viatical settlement policies. During the period, demand for our services remained steady and the number of policies presented to us was adequate for the demand of our clients. We believe that both domestic and foreign investors are realizing that viatical and life settlement transactions have inherent diversification and investment value, irrespective of the performance of equity or bond markets. We believe that, during the remainder of this fiscal year, domestic and foreign demand will result in higher numbers of settlements and an increase in our volume of business over last year. During this quarter, approximately 98% of our business for the fiscal quarter was from domestic investors, while approximately 2% was from foreign investors. However, based on substantive inquiries and projections from foreign clients, we believe this ratio will shift during the remainder of this fiscal year due in part to interest in our services from Western Europe and Asia.

                Brokerage and Referral Fees - Brokerage and referral fees increased $128,033 or 5% from $2,570,516 in 2004 to $2,698,549 in 2005. This increase is due primarily to the increased brokerage and referral fees associated with purchases of life settlements by non-institutional clients. While referral fees are typically based on settlement acquisition costs, brokerage fees are based on the face amount of the policies. Life settlements tend to have higher face values than viatical settlements. As the number of life settlements increases in relationship to our total number of settlements, our brokerage fees also increase. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, and individual agreements between clients and their referring financial planners.

                Expenses –Settlement costs increased during the 2005 period due to a reserve of $202,896 primarily associated with the resolution of a lawsuit (See Part II, Item 1. Legal proceedings). We also realized a loss of $67,611 on investments in some of our marketable securities due to a rebalancing of our portfolio during the 2005 period. This loss was offset somewhat by interest and other income of $114,784 consisting primarily of dividends from other marketable securities. We do not actively trade our marketable securities and do not anticipate a similar portfolio rebalancing within the foreseeable future. Depreciation expenses increased 71% or $23,122 due to depreciation expenses associated with the development of our proprietary software applications, which enable us to process a substantially higher volume of policies without a corresponding increase in personnel. There were no material changes in general and administrative or interest expenses.

                Income Taxes - Income tax expense decreased by $121,919 from $499,500 in 2004 to $377,581 in 2005. The decrease was due primarily to a 42% decrease in taxable income.

Contractual Obligations

                The following table summarizes the Company’s outstanding contractual obligations as of May 31, 2005:

	Payments Due By Year

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years

Long-Term Debt	$640,224	$148,920	$156,474	$119,121	$215,709
Operating leases	89,852	27,506	60,513	1,833	—

Total	$730,076	$176,426	$216,987	$120,954	$215,709

Liquidity and Capital Resources

                Operating Activities - Net cash flows provided by operating activities for the three months ended May 31, 2005, were $1,510,592 compared with net cash flows provided by operating activities of $214,887 for the three months ended May 31, 2004. Our cash during the period increased $954,279 in 2005 compared to a decrease of $831,399 in 2004. This increase in cash flows from operating activities was attributable primarily to a substantial decrease in accounts receivable of $1,103,786 in 2005 compared to an increase of $799,828 in 2004. The increase in cash flows was moderated by a decrease of $808,538 in our accounts payable during the three months ended May 31, 2005, compared to an increase of $476,777 during the three months ended May 31, 2004.

                We used additional cash as advances on policy premiums primarily to maintain certain older viatical settlement transactions. The contracts, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy. While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers. Reimbursements for these premiums come from either the purchasers or from the distribution of such purchaser’s proceeds paid when the viator dies. Policy advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. During the three months ended May 31, 2005 and 2004, we made premium advances of $280,845 and $145,055, respectively, and were reimbursed $115,815 and $18,815, respectively. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.

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

                Our strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for both viatical and life settlements will continue to grow during the next year, especially as the prospects for economic conditions remain uncertain. In response to the projected demand for qualified viatical and life settlement policies, we are increasing our advertising and educational awareness to potential sellers of policies and will continue to expand our marketing efforts to purchasers of life settlements with special focus on attracting more institutional investors.

                At May 31, 2005, we had working capital of $3,516,173. We believe future viatical and life settlement operations will generate sufficient profits and cash flows to meet our anticipated working capital needs. Services related to life settlements are currently marketed and performed in a manner similar to viatical settlements, although primarily to institutional purchasers. We will continue to explore pooled securitization arrangements for life settlements as well, but do not expect any material adverse financial impact on our operations if a securitization fails to develop.

Off-Balance Sheet Arrangements

                There have been no changes in the off-balance sheet arrangements reported in our most recent Form 10-KSB.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                During the three months ended May 31, 2005, we determined that we should increase our accrued contingency costs in connection with an anticipated settlement of a legal action.

                In addition, on May 26, 2005, we filed an action in federal court against the Commonwealth of Virginia for a legal determination as to whether a state in which we have no presence can exercise regulatory control over us if a citizen of that state engages in interstate commerce with us. We initiated the action in response to an administrative claim threatened by the State Corporation Commission for conducting business without foreign qualification. We believe that substantial legal precedent on this issue supports our legal position and we intend to vigorously pursue this action, but we cannot predict or guarantee the outcome of the action. We are also subject to legal proceedings in the ordinary course of business, none of which, either individually or collectively, we believe are material to our business operations, financial condition, or results of operations.

ITEM 6.   EXHIBITS

31.1	Section 302 Certifications

32.1	Section 1350 Certification
18

SIGNATURES In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. July 15, 2005

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo

Brian D. Pardo
President and Chief Executive Officer
19

	EXHIBIT INDEX

	DESCRIPTION OF EXHIBIT

Number	Description	Page

31	Rule 13a-14(a) Certifications	21

32	Section 1350 Certification	23
20