Form 10QSB
period 2005-08-31
LIFE PARTNERS HOLDINGS INC
filed 2005-10-17
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2005

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, $.01 par value, outstanding as of August 31, 2005: 9,615,586

Transitional Small Business Disclosure Format: Yes ☐ No ☒

LIFE PARTNERS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

AUGUST 31, 2005

(Unaudited)

ASSETS
CURRENT ASSETS:

Cash	$2,461,680
Investment in securities	3,443,726
Accounts receivable - trade	1,526,710
Accounts receivable - employees and others	72,758
Prepaid expenses	35,726

Total current assets	7,540,600

PROPERTY AND EQUIPMENT:
Land and building	954,103
Proprietary software	390,429
Machinery and equipment	562,959
Transportation equipment	135,500

2,042,991

Accumulated depreciation	(567,115)

1,475,876

OTHER ASSETS:
Premium advances net of reserve for uncollectible of $1,931,669	—
Investments in policies	556,385
Artifacts and other	734,936
Deferred income taxes	1,187,000

2,478,321

Total Assets	$11,494,797

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

AUGUST 31, 2005

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$1,478,446
Accrued liabilities - contingencies and other	1,912,272
Current portion of long-term debt	149,602
Note payable	981,463
Deferred revenue	182,550
Income taxes payable	367,809

Total current liabilities	5,072,142

LONG-TERM DEBT, net of current portion shown above	478,801
__________

SHAREHOLDERS’ EQUITY:

Common stock, $0.01 par value 10,000,000 shares
authorized; 9,615,586 shares issued and outstanding	96,156
Additional paid-in capital	10,608,398
Accumulated deficit	(4,325,148)
Accumulated other comprehensive loss	(63,411)
Less: Notes receivable issued for common stock	(372,141)
Less: Treasury stock - 206,615 shares	—
__________

Total shareholders’ equity	5,943,854
__________

Total Liabilities and Shareholders’ Equity	$11,494,797
__________
__________

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

(Unaudited)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2005	2004	2005	2004
REVENUES	$4,894,759	$5,963,217	$9,830,684	$11,106,853
BROKERAGE FEES	2,323,052	3,038,854	5,021,601	5,609,370
REVENUES, NET OF BROKERAGE FEES	2,571,707	2,924,363	4,809,083	5,497,483
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,464,190	1,190,225	2,897,220	2,382,766
Settlement costs	157,557	21,105	360,453	25,700
Depreciation and amortization	48,733	31,067	104,484	63,696
	1,670,480	1,242,397	3,362,157	2,472,162
INCOME FROM OPERATIONS	901,227	1,681,966	1,446,926	3,025,321
OTHER INCOME (EXPENSES):
Interest and other income	167,980	85,485	623,268	174,879
Interest expense	(12,713)	(8,070)	(19,899)	(16,133)
Premium advances, net	(161,949)	(135,981)	(323,453)	(260,081)
Policy acquisition expense	(620,024)	—	(620,024)	—
Realized gain (loss) on investments	—	—	(67,611)	13,977
	(626,706)	(58,566)	(407,719)	(87,358)
INCOME BEFORE INCOME TAXES	274,521	1,623,400	1,039,207	2,937,963
INCOME TAXES:
Current tax expense	315,000	583,000	692,581	1,082,500
Deferred tax (benefit)	(288,000)	(38,000)	(370,000)	(163,000)
	27,000	545,000	322,581	919,500
NET INCOME	$247,521	$1,078,400	$716,626	$2,018,463
EARNINGS PER SHARE:
Basic	$0.03	$0.12	$0.08	$0.22
Diluted	$0.03	$0.11	$0.08	$0.21
AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING,
Basic	9,408,971	9,360,093	9,408,971	9,403,415
Diluted	9,408,971	9,368,426	9,408,971	9,411,478

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$247,521	$1,078,400	$716,626	$2,018,463
Unrealized gain (loss) on investment securities	62,894	39,842	(50,177)	(143,314)
	$310,415	$1,118,242	$666,449	$1,875,149
COMPREHENSIVE INCOME
EARNINGS PER SHARE:
Basic	$0.03	$0.12	$0.07	$0.20
Diluted	$0.03	$0.12	$0.07	$0.20

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

(Unaudited)

	Common Stock						Treasury Stock
	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity

Balance,
February 29, 2004	9,711,400	$97,114	$10,327,540	$(4,948,719)	$(23,496)	$(478,431)	236,615	$—	$4,974,008
Dividends declared	—	—	—	(802,891)	—	—	—	—	(802,891)
Options exercised	—	—	83,610	—	—	—	(30,000)	—	83,610
Shares returned to the treasury	(141,000)	(1,410)	—	—	—	—	—	—	(1,410)
Other comprehensive loss	—	—	—	—	(143,314)	—	—	—	(143,314)
Net income for the six months
ended August 31, 2004	—	—	—	2,018,463	—	—	—	—	2,018,463
Balance,
August 31, 2004	9,570,400	$95,704	$10,411,150	$(3,733,147)	$(166,810)	$(478,431)	206,615	$—	$6,128,466
Balance,
February 28, 2005	9,615,586	$96,156	$10,608,398	$(4,103,860)	$(13,234)	$(323,631)	206,615	$—	$6,263,829
Dividends declared	—	—	—	(937,914)	—	—	—	—	(937,914)
Other comprehensive loss	—	—	—	—	(50,177)	—	—	—	(50,177)
Note for stock-accrued interest	—	—	—	—	—	(48,510)	—	—	(48,510)
Net income for the six months
ended August 31, 2005	—	—	—	716,626	—	—	—	—	716,626
Balance,
August 31, 2005	9,615,586	$96,156	$10,608,398	$(4,325,148)	$(63,411)	$(372,141)	206,615	$—	$5,943,854

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$716,626	$2,018,463

Adjustments to reconcile net income to operating activities -
Depreciation and amortization	104,484	63,696

(Increase) decrease in operating assets:
Accounts receivable	930,560	(937,401)
Prepaid expenses	(9,934)	(30,729)
Deferred income taxes	(370,000)	(38,000)

Increase (decrease) in operating liabilities:
Accounts payable	(502,789)	561,288
Accrued liabilities	876,480	(17,748)
Income taxes payable	254,565	(565,995)
Deferred revenue	3,900	3,000
Net cash provided by operating activities	2,003,892	1,056,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in income funds	87,123	(1,291,070)
Unrealized loss on marketable securities	(50,176)	(143,314)
Purchases of property and equipment	(73,573)	(202,973)
Investments in policies	(555,505)	—
Purchases of artifacts	(22,211)	(72,454)
Net cash used in investing activities	(614,342)	(1,709,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(73,708)	(23,895)
Proceeds from note payable	981,463	—
Stock options exercised	—	83,610
Shares returned to the treasury	—	(1,410)
Dividends	(937,914)	(802,891)
Net cash used in financing activities	(30,159)	(744,586)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,359,391	(1,397,823)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,102,289	3,174,157

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,461,680	$1,776,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$118,021	$16,133
Income taxes paid	$325,581	$860,500

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

August 31, 2005

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

Unaudited Interim Financial Information

These Consolidated Financial Statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our most recent Annual Report on Form 10-KSB.

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

The cost and estimated market value of the investment securities classified as available-for-sale as of August 31, 200 5 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Value
Market Income Funds	$3,356,514	$149,639	$(215,227)	$3,290,926
Corporate Stocks	150,623	9,377	(7,200)	152,800
	$3,507,137	$159,016	$(222,427)	$3,443,726

(3) NOTE PAYABLE

We maintain an operating credit line for the purchase of policies for our own account and for short-term cash flow management. The credit line is secured by our cash and securities on deposit. As of August 31, 2005, the line of credit had an outstanding balance of $981,463, carried an interest rate of New York prime and had a borrowing base of $2,400,000.

(4) LONG-TERM DEBT

As of August 31, 2005, we had the following long-term debt:

	Current	Long -Term
5.625% note payable to a bank,
due in installments of $6,270
through March 2013, secured
by land and office building	$49,602	$428,801

Non-interest bearing note payable
to an individual, due in semi-
annual installments of $50,000
through December 2006, secured
by Russian artifacts	100,000	50,000

	$149,602	$478,801

(5) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at August 31, 2005, result in a deferred tax asset of approximately $1,187,000 which we believe to be fully realizable.

Following are the components of this deferred tax asset as of August 31, 2005:

Excess tax over financial accounting -
Depreciation	$(137,000)
Excess financial accounting over tax –
Accrued contingency costs	203,000
Reserve for bad debts	744,000
Acquired life insurance policies	283,000
Accrued interest	94,000
Net deferred tax asset	$1,187,000

The difference between our effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the six months ended August 31, 2005 and 2004:

	2005	2004
United States statutory rate	34.0%	34.0%
State of Texas statutory rate	4.5%	4.5%
Expected combined rate	38.5%	38.5%
Elimination of valuation
allowance on deferred tax asset	(7.5)%	(7.2)%
Combined effective tax rate	31.0%	31.3%

(6) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Since the beginning of fiscal year 2005, we have declared and paid dividends on a quarterly basis and in the amounts as set fort h in the following table:

Date Declared	Date Paid	Dividend Amount
05/31/04	06/15/04	$0.04
08/17/04	09/15/04	$0.05
11/15/04	12/15/04	$0.06
02/14/05	03/15/05	$0.05
05/17/05	06/15/05	$0.05
08/31/05	09/16/05	$0.05

We have an Omnibus Equity Compensation Plan, under which we grant stock options to employees and certain brokers and licensees with whom we have a substantial and on-going business relationship. We have elected to account for stock options and other grants made under our Plan using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under the fair value recognition provisions of FAS 123, we measure stock-based compensation cost at the grant date based on the value of the stock option or other award and recognize as expense over the vesting period. To do so, we use the Black-Scholes option-pricing model. Before this report, we measured stock-based compensation cost using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under this method, we did not record compensation expense when stock options were granted when the exercise price was not less than the fair market value of the stock when the option was granted.

We have chosen to transition from the principles of APB Opinion No. 25 to FAS 123 under the prospective transition method allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). Under the prospective method, we apply the principles to stock options granted during this fiscal year, but not to prior fiscal years. Since no options were granted, modified or settled during this fiscal year, there was no stock-based compensation expense included in net income for the six-month period ended August 31, 2005.

On April 8, 2004, as part of its consulting agreement with us, we granted a consultant an option to purchase 150,000 shares of our common stock at a price of $6.00 per share. This option expires according to the follow ing schedule:

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

Regarding the above option grants in 2004, if we had elected to recognize compensation cost based on the fair value under as prescribed by FAS 123, our net earnings for the six months ended August 31, 2004, would have decreased by $50,000 and our net earnings per share would have decreased by $0.01.

Information with respect to stock options and warrants outstanding are as follows:

Options Outstanding			Options Exercisable
Shares Outstanding At 8/31/05	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 8/31/05	Average Exercise Price
100,000	2.11	$6.00	100,000	$6.00
100,000	2.68	$6.06	100,000	$6.06
200,000	2.40	$6.03	200,000	$6.03

(7) EARNINGS PER SHARE

		For the Three Months Ended August 31,
		2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic: Income attributable to Common Stock	$247,521	9,408,971	$0.03	$1,078,400	9,360,093	$0.12
Effective of dilutive securities: Stock Options	—	—	—	(50,000)	8,333	(0.01)
Diluted: Income attributable to common stock, after assumed dilutions	$247,521	9,408,971	$0.03	$1,028,400	9,368,426	$0.11

		For the Three Months Ended August 31,
		2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic: Income attributable to Common Stock	$716,626	9,408,971	$0.08	$2,018,463	9,403,415	$0.22
Effective of dilutive securities: Stock Options	—	—	—	(50,000)	8,333	(0.01)
Diluted: Income attributable to common stock, after assumed dilutions	$716,626	9,408,971	$0.08	$2,018,463	9,403,415	$0.22

(8) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials relate to policies settled before 1998 and involve technical legal issues that were not fully appreciated when the policies were initially reviewed. Face value of the policies in question total $467,918. The Company has incurred settlement fees totaling $211,000 on these policies, resulting in $256,918 remaining in the accrued reserve. During the three months ended August 31, 2005, we did not pay any amounts related to these instances nor did we accrue any additional amounts for future claims that might arise on these policies. LPI has since strengthened its internal procedures for policy reviews and believes that further material denials are unlikely.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Financial Statements.

We provide the following discussion to assist in understanding of our financial position as of August 31, 2005, and results of operations for the three months and six months ended August 31, 2005 and 2004. As you read this discussion, refer to our Consolidated Statements of Income and our Consolidated Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2005. The footnotes to the Consolidated Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

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

We recognize income at the time a purchaser has accepted a tendered settlement and is contractually obligated to make payment. We defer $100 per viatical or life settlement to cover minor monitoring services provided subsequent to the settlement date and to amortize this deferred cost over the anticipated life expectancy of the insureds.

We have begun purchasing life insurance policies for our own account. In accordance with Financial Standards Board Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance”, we reduce our investment in life insurance policies to the cash surrender value of such policies with any differences between cost and cash surrender value being charged to expense.

Please note: FASB Technical Bulletin 85-4, “Accounting for Purchases of Life Insurance” is currently under review because the FASB believes that the application of the guidance in Technical Bulletin 85-4 to life settlement contracts is inappropriate given the investing activity that the life settlement provider is conducting. The Board states that it believes that the use of a cost accumulation model (investment method) is more appropriate for this activity and better reflects the economic substance of life settlement contracts. Under the investment method the initial investment costs and continuing costs (policy premiums and direct external costs, if any) are capitalized. No income is recognized until the insured dies, at which time the difference between the carrying cost of a life settlement contract and the face value of its underlying life insurance policy should be recognized. When the carrying amount of the life settlement contract equals the underlying life insurance policy’s face value, all future premiums and direct external costs shall be expensed. To date, the current accounting treatment required by Technical Bulletin 85-4 has deterred us from making substantial purchases of policies for our own investment. However, since the FASB has now indicated it is reconsidering the current accounting treatment, we have expended substantial corporate resources for the purchase of policies for our own investment. While we agree with the proposed revision of Technical Bulletin 85-4 and believe that the adoption of the proposed revisions will more accurately reflect the financial position of our company’s purchase of policies for our own investment, it is important to note that FASB has not yet approved any modifications to the accounting treatment for life settlements and we cannot guarantee when or if any such revisions will be made. Therefore, until such revisions are officially adopted by the FASB, we will continue to account for the policies we purchase for our own investment in accordance with the present guidance of Technical Bulletin 85-4. The reader is reminded to be mindful of this accounting treatment and its application to our stated financial results. The reader should also recognize that the adoption of a cost accumulation model is expected to be retroactive, which would allow us to increase the recorded asset values of our policy investments, but would eliminate much of the deferred tax benefit that we have recorded and which we receive under the current treatment. A complete text of the proposed revision to Technical Bulletin 85-4 is available at: http://www.fasb.org/fasb_staff_positions/prop_fsp_tb85-4-a.pdf

The following table shows how the adoption of the proposed accounting treatment discussed above would have affected our net income and earnings per share during the six months ended August 31, 2005:

	As reported	Pro-Forma Using Proposed FASB 85-4
Net income	$716,626	$1,105,111
Earnings per share	$0.08	$0.12

We establish litigation and policy analysis loss reserves based on our best estimates as to the ultimate outcome of contingent liabilities. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future litigation and policy analysis loss costs could differ from our currently estimated amounts.

We must make estimates of the collectibility of accounts and notes receivable and premium advances.

We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. As of August 31, 2005, we had recognized no impairment.

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

New Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. FAS 123(R) requires that all stock-based compensation costs, including grants of employee stock options, are to be recognized in the financial statements based on their fair values. While the provisions of FAS 123(R) are not required for us until March 1, 2006, we have elected to apply the FAS 123(R) principles to stock options and other grants during this and all subsequent fiscal years. Since no options were granted, modified or settled during this fiscal year, there was no stock-based compensation expense included in net income for the six-month period ended August 31, 2005. Application of the FAS 123(R) principles to stock options and other grants during fiscal year 2005 would have resulted in an additional $50,000 in expense during the three months and six months ended August 31, 2004.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29”. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.

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

The following table shows the number of viatical and life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended August 31, 2005 and 2004:

	Period Ended		Period Ended
	August 31, 2005		August 31, 2004
	Three Months	Six Months	Three Months	Six Months
Number of settlements	78	140	78	165
Face value of policies (in ‘000’s)	$15,654	$33,749	$24,113	$42,347
Average revenue per settlement	$62,753	$70,219	$76,452	$67,314
Net revenues derived (in ‘000’s) (1)	$2,393	$4,630	$2,924	$5,497

_______________

(1) The revenues derived are exclusive of referring brokerage and referral fees.

In addition to our traditional agency business as described above, we have also begun to purchase policies for our own investment using our own capital and resources. Expenses and income from these investments is reflected in our statement of income under the heading of “Policy acquisition expense” and you should review the section of this report entitled “Critical Accounting Estimates, Assumptions and Policies” which discusses the current and proposed accounting treatment of policies which we purchase for our own investment.

Comparison of the Three Months Ended August 31, 2005 and 2004

We reported net income of $247,521 for the three months ended August 31, 2005, compared to net income of $1,078,400 for the three months ended August 31, 2004. This decrease in net income is attributable primarily to the following factors: (1) new policy acquisition expenses, which are out-of-pocket costs we incur in purchasing policies for our own investment, as opposed to purchasing on behalf of our clients, (2) an increase in general and administrative expenses and (3) a decrease in revenues. These factors were moderated by (4) an increase in our deferred tax benefit attributable primarily to the current FASB accounting treatment of the purchase of policies for our own investment and (5) a decrease in brokerage and referral fees.

Revenues - Revenues decreased by $1,068,458 or 18% from $5,963,217 in 2004 to $4,894,759 in 2005. This decrease was due primarily to a 54% decrease in our total business volume (i.e. the total face value of all viatical and life settlements transacted by us during a period) from $24,113,000 in 2004 to $15,654,000 in 2005 reflecting a greater demand during this period for policies with smaller face values which are favored by our non-institutional clients. This resulted in a 12% decrease in the average revenue per settlement. The ratio of face value to the average revenue per settlement departed somewhat from earlier trends, in which demand favored policies with larger face values (and higher acquisition costs) along with higher pricing discounts attributable to increasing life expectancies. Earlier periods had trended toward life settlements, which generally have longer life expectancies and higher face values than viatical settlements and are therefore favored for purchase by institutional investors. While we continue to attract institutional purchasers of life settlements, we do not yet have a sufficient number of various institutional clients to provide a steady and predictable revenue stream each quarter. Consequently, we expect the mix of higher and lower face value policies will vary – as will our revenues - as we grow our institutional client base. While revenues will vary from quarter-to-quarter, we continue to expect an overall trend of increasing revenues. The rate of revenue growth will be largely determined by the rate at which the institutional client base increases. We recently received a substantial order from a foreign institutional investor and were able to close some of these transactions prior to the end of the period. We expect the transactions filling the remainder of the order for this client to fall into the third quarter of this fiscal year.

During the period, demand for our services remained strong (albeit primarily for policies with smaller face values for the majority of the period) and the number of policies presented to us meeting our purchasing qualifications remained steady. To meet the growing demand for policies and to foster our own future growth, we have established markets for longer term viatical and life settlements with competitive discount rates and have increased our advertising budget to attract qualified policies. Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base. In contrast, we employ a broad based, multi-client business model and our purchaser base is much broader. During this period, no purchaser accounted for more than ten percent of total settlements. While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon a single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term. With our multi-client business model, we believe we can serve the demand for all our current and future clients. We believe this business model will permit us to achieve sustainable growth for the foreseeable future, without the risks associated with a single or limited number of clients.

We continue to develop and expand our client base in both domestic and international markets by emphasizing the inherent diversification and investment value of viatical and life settlements, whose performance is irrespective of the performance of equity or bond markets. Despite the decrease in revenues during this period, we believe that, during the remainder of this fiscal year, domestic and foreign demand will result in increases in total business volume and in our net income. As we noted in our last quarterly report, we anticipated a shift in the source of investment funds to a more even distribution between foreign and domestic purchasers. We began to see this anticipated shift during this quarter with approximately 94% of our business originating from domestic purchasers, while approximately 6% was from foreign purchasers. Because the majority of this foreign business resulted from an institutional purchaser that only began to purchase funds at the end of this period, we expect this ratio to shift substantially in favor of foreign purchasers during the remainder of the fiscal year. We believe such a shift in source of revenues to be indicative of our expanding business, rather than an erosion of our domestic business. We anticipate no decrease in domestic demand or in the supply of policies available to meet that demand.

Brokerage and Referral Fees - Brokerage and referral fees decreased 24% or $715,802 from $3,038,854 in 2004 to $2,323,052 in 2005. This decrease is due primarily to an increase from 15% in 2004 to 43% in 2005 of policies being presented directly to us as well as a 54% decrease in our total business volume. While referral fees are typically based on settlement acquisition costs, brokerage fees are based on the face amount of the policies. As the number of life settlements increases in relationship to our total number of settlements, our total business volume increases along with brokerage fees. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly. We advertise to encourage the direct presentation of policies. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, and individual agreements between clients and their referring financial planners. Brokerage fees associated with the purchase of policies for our own investment are not included in this line item, but are included under the line item entitled “policy acquisition expense.”

Expenses – We incurred policy acquisition expenses of $620,024, which significantly impacted our net income and which did not exist in prior periods. We were spurred to purchase policies for our own investment due to a prospective change in accounting for policy purchasers. See discussion of the proposed changes to FASB Technical Bulletin 85-4 under “Critical Accounting Estimates, Assumptions and Policies”. Because we expect the FASB to adopt their proposed changes to the current accounting treatment, we anticipate additional purchases in future periods subject to capital availability.

General and administrative expenses increased by 23% or $273,965 from $1,190,225 in 2004 to $1,464,190 in 2005 due primarily to an increase in legal and professional fees, increased advertising expenses and an increase in officer salaries associated with adding the position of Chief Information Officer which was not present in 2004 period. We also incurred an expense of $157,557 associated with the settlement of litigation. See Part II, Item 1 “Legal Proceedings”. Interest and other income increased from $85,485 in 2004 to $167,980 in 2005 due to larger cash deposits. Depreciation and amortization expense increased 57% or $17,666 from $31,067 in 2004 to $48,733 due primarily to the implementation of our proprietary software from its design and testing phase to production and use within the work environment.

Income Taxes - Income tax expense decreased substantially from $545,000 in 2004 to $27,000 in 2005. The decrease was due primarily to a decrease of $1,348,879 in income before taxes and a $250,000 increase in deferred tax benefit resulting from the current accounting treatment for policies that we purchase for our own investment. See “Liquidity and Capital Resources” below.

Comparison of the Six Months Ended August 31, 2005 and 2004

We reported net income of $716,626 for the six months ended August 31, 2005, compared to net income of $2,018,463 for the six months ended August 31, 2004. This decrease in net income is attributable primarily to the following factors: (1) new policy acquisition expenses, which are out of pocket costs we incur in purchasing policies for our own investment, as opposed to purchasing on behalf of our clients, (2) increases in litigation settlement costs, (3) increases in general and administrative expense, and (4) a decrease in revenues. These factors were moderated by (5) decreases in brokerage and referral fees, (6) increases in interest income, and (7) decreases in income tax expense.

Revenues - Revenues decreased by $1,276,169 or 11% from $11,106,853 in 2004 to $9,830,684 in 2005. This decrease was due primarily to a 25% decrease in our total business volume (i.e. the total face value of all viatical and life settlements transacted by us during a period) from $42,347,000 in 2004 to $33,749,000 in 2005, but we were able to realize a 4% increase in the average revenue per transaction from $67,314 in 2004 to $70,219 in 2005 primarily due to a higher average revenue per settlement during the first quarter of our fiscal year.

Brokerage and Referral Fees - Brokerage and referral fees decreased 10% or $587,769 from $5,609,370 in 2004 to $5,021,601 in 2005. This decrease is due primarily to a 25% decrease in our total business volume and an attendant decrease in brokerage fees. Brokerage fees associated with the purchase of policies for our own investment are not included in this line item, but are included under the line item entitled “policy acquisition expense.”

Expenses – As discussed above, the prospective change in accounting for policy purchasers has spurred us to purchase policies for our own investment as well as purchasing for our clients. See discussion of the proposed changes to FASB Technical Bulletin 85-4 under “Critical Accounting Estimates, Assumptions and Policies”. However, since the accounting change has not yet been adopted, our financial statements are prepared in accordance with current guidance. Under current accounting treatment, policy purchases are recorded at their surrender values, which are typically substantially less than their cost. The difference is booked as expense, and a portion of the expense results in a deferred tax benefit. See “Liquidity and Capital Resources” below. We incurred policy acquisition expenses of $620,024, which did not exist in prior periods. Because we expect the FASB to adopt their proposed changes to the current accounting treatment, we anticipate additional purchases in future periods subject to capital availability. We also incurred expense of $360,453 incurred with settlements of litigation which compares with $25,700 for similar expenses during the same period last year.

General and administrative expenses increased by 22% or $514,454 from $2,382,766 in 2004 to $2,897,220 in 2005 due primarily to an increase in legal and professional fees, increases in advertising expenses and an increase in officer salaries associated with adding the position of Chief Information Officer which was not present in 2004 period. Interest and other income increased $448,389 from $174,879 in 2004 to $623,268 in 2005. Depreciation and amortization expenses increased 64% or $40,788 from $63,696 in 2004 to $104,484 in 2005 due primarily to the implementation of our proprietary software from its design and testing phase to production and use within the work environment.

Income Taxes - Income tax expense decreased by 65% or $596,919 from $919,500 in 2004 to $322,581 in 2005. The increase was due primarily to a 127% or $207,000 increase in deferred tax benefit resulting from the current accounting treatment for policies which we purchase for our own investment and from a 65% decrease or $1,898,754 in income before taxes.

Contractual Obligatio1ns

The following table summarizes the Company’s outstanding contractual obligations as of August 31, 2005:

	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years

Note payable*	$981,463	$981,463	$—	$—	$—

Long-term debt	$628,403	$149,602	$157,959	$120,783	$200,059

Lease commitments	$80,684	$18,338	$60,513	$1,833	—

Total	$1,690,550	$1,149,403	$218,472	$122,616	$200,059

*This reflects a portion of a $2.4 million line of credit. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the six months ended August 31, 2005 was $2,003,892 compared with net cash flows provided by operating activities of $1,510,592 from our prior quarter ended May 31, 2005 and $2,037,356 for the entire fiscal year ended February 28, 2005. This increase in cash flows from operating activities was attributable primarily to a decrease in outstanding accounts receivable and increases of $826,480 in accrued liabilities and $254,565 in income taxes payable due in large part to the current accounting treatment for policies which we purchase for our own investment.

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

Policy advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. During the six months ended August 31, 2005 and 2004, we made premium advances of $535,558 and $291,371 respectively, and were reimbursed $212,105 and $31,290, respectively. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.

We have modified our present business model to include the purchase of policies for our own investment. This modification could affect our cash needs. As discussed above, the Financial Accounting Standards Board is reviewing the accounting treatment for purchases of viatical and life settlements. See “Critical Accounting Estimates, Assumptions and Policies”. The treatment currently requires purchasers to charge as a loss the difference between the purchase price and the cash surrender value of the policy, if any. The purchaser realizes gains only when the policy matures. If treated as an investment asset, a purchaser would incur no charge upon purchase. The adoption of this more favorable accounting treatment, which we believe more accurately reflects the nature of the transaction, might mean that we begin using more of our cash for purchasing settlements for our own account.

To facilitate the purchase of policies for our own account and for short-term cash flow management and operating capital requirements, we maintain a credit line. The credit line is secured by our cash and securities on deposit. As of September 30, 2005, the line of credit carried an interest rate at New York prime and had a borrowing base of $2.4 million.

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

As of August 31, 2005, we had working capital of $2,468,458. We believe future viatical and life settlement operations will generate sufficient profits and cash flows to meet our anticipated working capital needs. Services related to life settlements are currently marketed and performed in a manner similar to viatical settlements, although primarily to institutional purchasers. We are also exploring the formation of strategic alliances for joint ventures and other types of financing opportunities which will provide more capital for us to purchase more policies for our own investment.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended August 31, 2005, we incurred settlement expenses of $157,557 for the resolution of litigation. Most settlements involve purchaser claims and relatively minor settlement amounts. In some instances, we have repurchased policies to settle claims. In these cases, only the excess (if any) of the settlement payment over the fair value of the repurchased policy is charged to settlement expense. The balance is recorded as a policy acquisition. During the period, $194,265 was recorded as policy acquisition expense.

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

Date: October 15, 2005
Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant
and as principal executive officer)
Date: October 15, 2005
By: /s/ Nina Piper
Nina Piper
Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description	Page
31	Rule 13a-14(a) Certifications	24-25
32	Section 1350 Certification	26