Form 10QSB
period 2005-11-30
LIFE PARTNERS HOLDINGS INC
filed 2006-01-17
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: November 30, 2005

or

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

Shares of Common Stock, $.01 par value, outstanding as of November 30, 2005: 9,615,586

Transitional Small Business Disclosure Format: Yes ☐  No ☒

LIFE PARTNERS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2005(Unaudited)

Page 1 of 2

ASSETS

CURRENT ASSETS:
Cash	$1,714,157
Investment in securities	3,571,139
Accounts receivable - trade	2,775,184
Accounts receivable - employees and others	92,046
Prepaid expenses	286,474
Total current assets	8,439,000

PROPERTY AND EQUIPMENT:
Land and building	954,103
Proprietary software	316,412
Machinery and equipment	645,709
Transportation equipment	135,500
2,051,724
Accumulated depreciation	(619,978)
1,431,746
OTHER ASSETS:
Premium advances net of reserve for uncollectible of $2,176,008	—
Investments in policies	556,385
Artifacts and other	721,700
Deferred income taxes	1,293,000
2,571,085
Total Assets	$12,441,831

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2005 (Unaudited)

Page 2 of 2

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,742,140
Accrued liabilities - contingencies and other	1,316,158
Current portion of long-term debt	150,295
Short term note payable	2,005,597
Deferred revenue	236,800
Income taxes payable	116,959
Total current liabilities	6,567,949

LONG-TERM DEBT, net of current portion shown above	416,116

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 10,000,000 shares authorized; 9,615,586 shares issued and outstanding	96,156
Additional paid-in capital	10,608,398
Accumulated deficit	(4,488,649.00)
Accumulated other comprehensive loss	(385,998.00)
Less: Notes receivable issued for common stock	(372,141.00)
Less: Treasury stock - 188,433 shares	—
Total shareholders' equity	5,457,766
Total Liabilities and Shareholders' Equity	$12,441,831

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2005	2004	2005	2004
REVENUES	$6,974,772	$3,884,853	$16,805,455	$14,991,706
BROKERAGE FEES	4,544,727	1,819,048	9,566,328	7,428,417
REVENUES, NET OF BROKERAGE FEES	2,430,045	2,065,805	7,239,127	7,563,289
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,642,926	1,110,949	4,372,197	3,519,415
Settlement costs	15,500	—	321,808	—
Depreciation and amortization	52,863	42,565	157,347	106,262
	1,711,289	1,153,514	4,851,352	3,625,677
INCOME FROM OPERATIONS	718,756	912,291	2,387,775	3,937,612
OTHER INCOME (EXPENSES):
Interest and other income	120,562	21,502	468,084	195,846
Interest expense	(29,164)	(7,787)	(49,063)	(23,920)
Premium advances, net	(298,171)	(51,728)	(567,971)	(297,297)
Policy acquisition expense	(363)	—	(620,387)	—
Realized gain (loss) on investments	—	—	(67,611)	—
	(207,136)	(38,013)	(836,948)	(125,371)
INCOME BEFORE INCOME TAXES	511,620	874,278	1,550,827	3,812,241
INCOME TAXES:
Current tax expense	294,150	300,000	986,731	1,382,500
Deferred tax (benefit)	(106,000)	11,000	(476,000)	(152,000)
	188,150	311,000	510,731	1,230,500
NET INCOME	$323,470	$563,278	$1,040,096	$2,581,741

EARNINGS PER SHARE:
Basic	$0.03	$0.06	$0.11	$0.27
Diluted	$0.03	$0.06	$0.11	$0.27

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING,
Basic	9,411,414	9,427,422	9,412,017	9,437,267
Diluted	9,611,414	9,555,993	9,612,017	9,532,540

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$323,470	$563,278	$1,040,096	$2,581,741
Unrealized gain (loss) on investment securities, net of tax of $(109,680), $13,546, $(126,740) and $0	(217,907)	26,296	(246,024)	—
	$105,563	$589,571	$794,072	$2,581,741

COMPREHENSIVE INCOME EARNINGS PER SHARE:
Basic	$0.00	$0.06	$0.07	$0.27
Diluted	$0.00	$0.06	$0.07	$0.27

COMPREHENSIVE INCOME EARNINGS PER SHARE:
Basic	$0.01	$0.06	$0.08	$0.27
Diluted	$0.01	$0.06	$0.08	$0.27

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(Unaudited)

	Common Stock						Treasury Stock
					Accumulated
	Number	$0.01	Additional		Other		Number		Total
	of	par	Paid-In	Accumulated	Comprehensive	Note	of		Shareholders’
	Shares	Value	Capital	Deficit	Loss	Receivable	Shares	Amount	Equity
Balance, February 29, 2004	9,711,400	$97,114	$10,327,540	$(4,948,719)	$(23,496)	$(478,431)	236,615	$—	$4,974,008
Dividends declared	—	—	—	(1,369,605)	—	—	—	—	(1,369,605)
Options exercised	45,000	450	269,250	—	—	—	(30,000)	—	269,700
Shares returned to the treasury	(100,000)	(1,000)	1,000	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(41,494)	—	—	—	(41,494)
Net income for the nine months ended November 30, 2004	—	—	—	2,581,741	—	—	—	—	2,581,741
Balance, November 30, 2004	9,656,400	$96,564	$10,597,790	$(3,736,583)	$(64,990)	$(478,431)	206,615	$—	$6,414,350

Balance, February 28, 2005	9,615,586	$96,156	$10,608,398	$(4,103,860)	$(13,234)	$(323,631)	206,615	$—	$6,263,829
Dividends declared	—	—	—	(1,424,885)	—	—	—	—	(1,424,885)
Other comprehensive loss	—	—	—	—	(372,764)	—	—	—	(372,764)
Note for stock-accrued interest	—	—	—	—	—	(48,510)	—	—	(48,510)
Replacement shares issued	—	—	—	—	—	—	(18,185)	—	—
Net income for the nine months ended November 30, 2005	—	—	—	1,040,096	—	—	—	—	1,040,096
Balance, November 30, 2005	9,615,586	$96,156	$10,608,398	$(4,488,649)	$(385,998)	$(372,141)	188,433	$—	$5,457,766

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,040,096	$2,581,741
Adjustments to reconcile net income to operating activities - Depreciation and amortization	157,347	106,262
Policy acquisition expense	620,387	--
(Increase) decrease in operating assets:
Accounts receivable	(337,202)	185,034
Prepaid expenses	(260,682)	(318,382)
Deferred income taxes	(476,000)	(152,000)
Unrealized loss on marketable securities	(372,764)	(41,494)
Increase (decrease) in operating liabilities:
Accounts payable	760,905	30,595
Accrued liabilities	280,366	(9,184)
Income taxes payable	3,715	(340,995)
Deferred revenue	58,150	9,250
Net cash provided by operating activities	1,474,318	2,050,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in income funds	(40,290)	(1,587,581)
Purchases of property and equipment	(82,306)	(465,858)
Investments in policies	(1,175,892)	—
Purchases of artifacts	(8,975)	(218,929)
Net cash used in investing activities	(1,307,463)	(2,272,368)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(135,699)	(36,041)
Proceeds from short term note payable	2,005,597	—
Stock options exercised	—	270,250
Shares returned to the treasury	—	(550)
Dividends	(1,424,885)	(1,369,605)
Net cash provided by (used in) financing activities	445,013	(1,135,946)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	611,868	(1,357,487)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,102,289	3,174,157
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,714,157	$1,816,670

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$146,922	$23,920
Income taxes paid	$870,581	$1,060,500

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.
Notes to Consolidated Condensed Financial Statements
November 30, 2005
(Unaudited)

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for fiscal 2005, particularly in the sections entitled “Item 1 - Business - Risk Factors” and “Item 6 - Management’s Discussion and Analysis”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

(2)    INVESTMENTS IN SECURITIES

Securities investments that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

The cost and estimated market value of the investment securities classified as available-for-sale as of November 30, 2005 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Value
Market Income Funds	$3,957,137	$178,199	$(564,197)	$3,571,139

(3)    NOTE PAYABLE

We maintain an operating credit line of $2,400,000 for the purchase of policies for our own account and for short-term cash flow management.  The credit line is secured by our cash and securities on deposit.  As of November 30, 2005, the line of credit carried an interest rate of New York prime and had an outstanding balance of $2,005,597.

(4)    LONG-TERM DEBT

As of November 30, 2005, we had the following long-term debt:

	Current	Long -Term
5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$50,295	$416,116
Non-interest bearing note payable to an individual, due in semi- annual installments of $50,000 through December 2006, secured by Russian artifacts	100,000	—
	$150,295	$416,116

(5)    INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at November 30, 2005, result in a deferred tax asset of approximately $1,293,000 which we believe to be fully realizable.

Following are the components of this deferred tax asset as of November 30, 2005:

Excess tax over financial accounting - Depreciation	$(131,000)
Excess financial accounting over tax - Accrued contingency costs	209,000
Reserve for bad debts	838,000
Acquired life insurance policies	283,000
Accrued interest	94,000
Net deferred tax asset	$1,293,000

The difference between our effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the nine months ended November 30, 2005 and 2004:

	2005	2004
United States statutory rate	34.0%	34.0%
State of Texas statutory rate	4.5%	4.5%
Expected combined rate	38.5%	38.5%
Deferred tax asset	(5.6)%	(6.2)%
Combined effective tax rate	32.9%	32.3%

(6)    SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Since the beginning of fiscal year 2005, we have declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
11/15/04	12/15/04	$0.06
02/14/05	03/15/05	$0.05
05/17/05	06/15/05	$0.05
08/31/05	09/16/05	$0.05
11/18/05	12/15/05	$0.05

We have an Omnibus Equity Compensation Plan, under which we grant stock options to employees and certain brokers and licensees with whom we have a substantial and on-going business relationship. We have elected to account for stock options and other grants made under our Plan using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under the fair value recognition provisions of FAS 123, we measure stock-based compensation cost at the grant date based on the value of the stock option or other award and recognize as expense over the vesting period. To do so, we use the Black-Scholes option-pricing model. Through our quarterly report for the period ended May 31, 2005, we measured stock-based compensation cost using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under this method, we did not record compensation expense when stock options were granted when the exercise price was not less than the fair market value of the stock when the option was granted.

We have chosen to transition from the principles of APB Opinion No. 25 to FAS 123 under the prospective transition method allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“FAS 148”). Under the prospective method, we apply the principles to stock options granted during this fiscal year, but not to prior fiscal years. Since no options were granted, modified or settled during this fiscal year, there was no stock-based compensation expense included in net income for the nine-month period ended November 30, 2005.

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

Regarding the above option grants in 2004, if we had elected to recognize compensation cost based on the fair value as prescribed by FAS 123, our net earnings for the nine months ended November 30, 2004, would have decreased by $50,000 and our net earnings per share would have decreased by $0.01.

Information with respect to stock options and warrants outstanding are as follows:

Options Outstanding			Options Exercisable
Shares Outstanding At 11/30/05	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 11/30/05	Average Exercise Price
100,000	1.92	$6.00	100,000	$6.00
100,000	1.33	$6.06	100,000	$6.06
200,000	1.63	$6.03	200,000	$6.03

(7)    EARNINGS PER SHARE

	For the Three Months Ended November 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to Common Stock	$323,470	9,411,414	$0.03	$563,278	9,427,422	$0.06

Effective of dilutive securities:
Stock Options	—	200,000	—	—	128,571	—

Diluted:
Income attributable to common stock, after assumed dilutions	$323,470	9,611,414	$0.03	$563,278	9,555,993	$0. 06

	For the Nine Months Ended November 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to Common Stock	$1,040,096	9,412,017	$0.11	$2,581,741	9,437,267	$0.27

Effective of dilutive securities:
Stock Options	—	200,000	—	—	95,273	—

Diluted:
Income attributable to common stock, after assumed dilutions	$1,040,096	9,612,017	$0.11	$2,581,741	9,532,540	$0.27

(8)    CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials relate to policies settled before 1998 and involve technical legal issues that were not fully appreciated when the policies were initially reviewed. Face value of the policies in question total $528,417. During the three months ended November 30, 2005, we did not pay any amounts related to these instances and accrued an additional $15,000 for future claims that might arise on these policies. LPI has since strengthened its internal procedures for policy reviews and believes that further material denials are unlikely.

(9)    SUBSEQUENT EVENTS

On December 31, 2005, LPI entered into a limited partnership arrangement with an investment fund to purchase up to $50 million in life settlement contracts. LPI will bear 10% of the purchase costs (up to $5.0 million) and premium maintenance costs (estimated at not more than $600,000 per year) of the acquired policies in exchange for a like share of the partnership equity, plus a promotional interest after the return of capital. LPI will also pay certain capitalized costs, including attorney and investment banking fees relating to the establishment of the limited partnership. The limited partnership is expected to purchase the policies over the next three to nine months.

The limited partnership is expected to account for its investment at fair value, based on recent actions by the FASB (proposed FSP 85-4-a pending). The new accounting method would allow the limited partnership - and by extension, LPI - to record the life settlements at fair value (generally the limited partnership’s cost). Premium maintenance costs are added to value of the life settlements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Financial Statements.

We provide the following discussion to assist in understanding of our financial position as of November 30, 2005, and results of operations for the three months and nine months ended November 30, 2005 and 2004. As you read this discussion, refer to our Consolidated Statements of Income and our Consolidated Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2005. The footnotes to the Consolidated Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations are based on our Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America. To guide our preparation, we follow accounting policies, some of which represent critical accounting policies as defined by the SEC. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The making of estimates and assumptions when preparing financial statements is unavoidable. Areas affected by our estimates and assumptions are identified below.

We recognize income at the time a purchaser has accepted a tendered settlement and is contractually obligated to make payment. We defer $100 per viatical and $200 per life settlement to cover minor monitoring services provided subsequent to the settlement date and to amortize this deferred cost over the anticipated life expectancy of the insureds.

We have begun purchasing life insurance policies for our own account. In accordance with Financial Standards Board Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance”, we reduce our investment in life insurance policies to the cash surrender value of such policies with any differences between cost and cash surrender value being charged to expense. The purchase price is invariably much greater than the cash surrender value, which is often a nominal amount. FASB Technical Bulletin 85-4 essentially requires that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account.

Please note: FASB has reevaluated its Technical Bulletin 85-4 as to whether its application to life settlement contracts is inappropriate given the investing activity that the life settlement provider is conducting. At a FASB meeting on November 16, 2005, the Board approved a draft of Technical Bulletin 85-4-a, which states that purchases of life settlements be recorded at their fair value (generally their purchase price) rather than the cash surrender value. Technical Bulletin 85-4-a would be effective for periods after June 15, 2006, although provision was made for early adoption. The change would be retroactive. Technical Bulletin 85-4-a is set forth in FASB Action Alert No. 05-47 dated November 23, 2005 and can be viewed at: http://www.fasb.org/action/aa112305.shtml. Technical Bulletin 85-4-a is not final. FASB decisions become final only after a formal written ballot to issue a final statement, interpretation or FSP has been approved. We expect final approval within the next fiscal quarter.

The adoption of Technical Bulletin 85-4-a would significantly affect our financial statements. The table below indicates the effect on our net income and per share earnings for the nine months ended November 30, 2005. Application of Technical Bulletin 85-4 and the resulting expense discouraged the purchases of policies for our own account. With the more favorable treatment accorded by Technical Bulletin 85-4-a, we expect to purchase more policies for our own account and have recently announced an arrangement with an institutional investment firm to purchase up to $50 million of policies, of which our share would be 10% or $5.0 million. While the overall effect of the application of Technical Bulletin 85-4-a would be favorable, its application would eliminate much of the deferred tax benefit that we have recorded and which we receive under the current treatment.

The following table shows how the adoption of the proposed accounting treatment under Technical Bulletin 85-4-a would have affected our net income and earnings per share during the nine months ended November 30, 2005:

		Earnings per Share
Net income, as reported	$1,040,096	$0.11
Policy acquisition costs	620,387	0.07
Deferred income tax	(231,539)	(0.02)
Pro-Forma Net Income using Proposed FASB 85-4a	$1,428,944	$0.16

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

We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. As of November 30, 2005, we had recognized no impairment.

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

New Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. FAS 123(R) requires that all stock-based compensation costs, including grants of employee stock options, are to be recognized in the financial statements based on their fair values. While the provisions of FAS 123(R) are not required for us until March 1, 2006, we have elected to apply the FAS 123(R) principles to stock options and other grants during this and all subsequent fiscal years. Since no options were granted, modified or settled during this fiscal year, there was no stock-based compensation expense included in net income for the nine month period ended November 30, 2005. Application of the FAS 123(R) principles to stock options and other grants during fiscal year 2005 would have resulted in an additional $50,000 in expense during the three months and nine months ended November 30, 2004.

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

In May 2005, the FASB issued SAFS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior period's financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this Statement to have a material effect on its reporting.

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

The following table shows the number of viatical and life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended November 30, 2005 and 2004:

	Period Ended November 30, 2005		Period Ended November 30, 2004
	Three Months	Nine Months	Three Months	Nine Months
Number of settlements	68	208	75	240
Face value of policies (in ‘000’s)	$28,930	$71,277	$9,119	$51,466
Average revenue per settlement	$102,570	$80,795	$51,798	$62,465
Net revenues derived (in ‘000’s) (1)	$2,430	$7,239	$2,066	$7,563

(1)	The revenues derived are exclusive of referring brokerage and referral fees.

In addition to our traditional agency business as described above, we have also begun to purchase policies for our own investment using our own capital and resources. Expenses and income from these investments is reflected in our statement of income under the heading of “Policy acquisition expense” and you should review the section of this report entitled “Critical Accounting Estimates, Assumptions and Policies” which discusses the current and proposed accounting treatment of policies we purchase for our own investment.

New Development. On December 31, 2005, we entered into a limited partnership arrangement with an investment fund to purchase up to $50 million in life settlement contracts during the next three to nine months. The death benefits of the life insurance policies underlying the settlement contracts may be in excess of $150 million. We will bear 10% of the purchase and premium maintenance costs in exchange for a like share of the partnership equity, plus a substantial promotional interest after the return of capital. We will arrange the purchase of the policies and receive a small service fee to cover administrative costs. We will also pay certain capitalized costs, including attorney and investment banking fees relating to the establishment of the limited partnership.

We believe the arrangement will provide attractive returns on invested capital over the long-term, most of which we expect during a four- to eight-year period. The arrangement also expands our institutional market significantly, which we believe is important for future growth.

For our 10% interest and promotional interest, we shall invest $5.0 million of the $50.0 million that the limited partnership intends to invest in the purchase of life settlements. We will also pay our share of the premium maintenance costs, which we estimate at not more than $600,000 per year. The limited partnership is expected to account for its investment at fair value, based on recent actions by the FASB (proposed FSP 85-4-a pending). The new accounting method would allow the limited partnership - and by extension, us - to record the life settlements at fair value (generally the limited partnership’s cost). Premium maintenance costs are added to the value of the life settlements. The parties anticipate they may undertake similar future arrangements if this initial arrangement is successful. It is possible that we might sell a portion of our expected revenue stream to accelerate our returns.

While obtaining these life settlement policies for the limited partnership increases administrative responsibilities, we have made prior investments in infrastructure and software in order to accommodate the increase in business.  We do not anticipate that the limited partnership will greatly affect our typical retail viatical and other life settlement investors.  The limited partnership will have a preferential right to acquire policies with face amounts over $2.0 million.  Most of our settlements involve face amounts less than $2.0 million.  We also believe that the supply of potential life settlements is sufficient and growing as awareness of the benefits of life settlement transactions grows. We believe our personnel, infrastructure and internal procedures are capable of handling the increased workload without significant adjustments or increases in administrative expenses.

Comparison of the Three Months Ended November 30, 2005 and 2004

We reported revenue of $6,974,772 and net income of $323,470 for the three months ended November 30, 2005, compared to revenue of $3,884,853 and net income of $563,278 for the three months ended November 30, 2004. The increase in revenues is due to large increases in the face values of policies settled during the period. Net income decreased, however, due primarily to the following factors: (1) a 150% increase in brokerage and referral fees and (2) a 48% increase in general and administrative expenses consisting almost entirely of legal fees associated with the prosecution of a lawsuit against the State of Virginia.

Revenues - Revenues increased by $3,089,919 or 80% from $3,884,853 in 2004 to $6,974,772 in 2005. This increase was due primarily to a 217% increase in our total business volume (i.e. the total face value of all viatical and life settlements transacted by us during a period) from $9,119,000 in 2004 to $28,930,000 in 2005 reflecting a trend toward the purchase of policies with larger face values by both our institutional as well as our non-institutional clients. This resulted in a 98% increase in our average revenue per settlement.

During the period, demand for our services remained strong and the number of policies presented to us and meeting our purchasing qualifications remained steady. We have noted a trend in the growing demand for policies with higher face values among both institutional and non-institutional clients and anticipate this demand trend to continue for the foreseeable future. While most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base, we employ a broad based, multi-client business model so that our purchaser base is much broader. During this period, one institutional purchaser accounted for more than ten percent of total settlements. While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon a single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term. With our multi-client business model, we believe we can serve the demand for all our current and future clients. We believe this business model will permit us to achieve sustainable growth for the foreseeable future, without the risks associated with a single or limited number of clients.

We continue to develop and expand our client base in both domestic and international markets by emphasizing the inherent diversification and investment value of viatical and life settlements, whose performance is irrespective of the performance of equity or bond markets. We believe that, during the remainder of this fiscal year, domestic and foreign demand will result in increased business volume. During the most recent quarter, domestic demand outstripped international demand, with approximately 82% of our business originating from domestic purchasers and approximately 17% originating from foreign purchasers. The majority of the foreign business resulted from an institutional purchaser that began to purchase policies at the end of last quarter and has continued through our fourth quarter. Based on this institution’s demand during this quarter and the amount of funds it has escrowed for purchases to be completed during our fourth quarter, we expect this ratio to remain relatively unchanged throughout the remainder of our fiscal year. We anticipate no decrease in the supply of policies available to meet demand.

Brokerage and Referral Fees - Brokerage and referral fees increased 150% or $2,725,679 from $1,819,048 in the third quarter of 2004 to $4,544,727 in the third quarter of 2005. As a percentage of revenues, brokerage and referral fees increased from 46.8% in the third quarter of 2004 to 65.2% in the most recent quarter. This increase is due primarily to a substantial increase in the number of policies with higher face values as well as a 217% increase in our total business volume. While referral fees are typically based on settlement acquisition costs, brokerage fees are based on the face amount of the policies. As the number of life settlements increases in relationship to our total number of settlements, our total business volume increases along with brokerage fees. We are working to lower brokerage and referral fees, but are subject to competitive pressures. We do not believe the increase in brokerage and referral fees for this quarter reflects a reduction in the supply of policies. If the supply of policies were to tighten, however, we may have little leeway in reducing fees. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly. We advertise to encourage the direct presentation of policies. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, and individual agreements between clients and their referring financial planners. Some states are moving to license viatical and life settlement brokerage activity, which may result in the capping of fees or the disclosure of fees, either of which would tend to lower the fees. Brokerage fees associated with the purchase of policies for our own investment are not included in this line item, but are included under the line item entitled “policy acquisition expense.”

Expenses - General and administrative expenses increased by 48% or $531,977 from $1,110,949 in the third quarter of 2004 to $1,642,926 in the third quarter of 2005 due primarily to approximately $450,000 in litigation costs associated with our prosecution of litigation against the State of Virginia. See Part II, Item 1 “Legal Proceedings”. Interest and other income increased substantially from $21,502 in 2004 to $120,562 in 2005 due to larger cash deposits. Depreciation and amortization expense increased 24% or $10,298 from $42,565 in 2004 to $52,863 due primarily to the implementation of our proprietary software from its design and testing phase to production and use within the work environment. Amortization of the proprietary software for the three months ended November 30, 2005, totaled $15,269.

Income Taxes - Income tax expense decreased 40% or $122,850 from $311,000 in the third quarter of 2004 to $188,150 in the third quarter of 2005. The decrease was due primarily to a 41% decrease or $362,659 in income before taxes and a $117,000 increase in deferred tax benefit resulting from the current accounting treatment for policies that we purchase for our own investment. See “Liquidity and Capital Resources” below.

Comparison of the Nine Months Ended November 30, 2005 and 2004

We reported revenue of $16,805,455 and net income of $1,040,096 for the nine months ended November 30, 2005, compared to revenue of $14,991,706 and net income of $2,581,741 for the nine months ended November 30, 2004. This increase in revenue was due to higher business volumes in 2005. The decrease in net income is attributable primarily to the following factors: (1) new policy acquisition expenses, which are out of pocket costs we incur in purchasing policies for own investment, as opposed to purchasing on behalf of our clients, (2) increases in litigation settlement costs (3) increases in general and administrative expenses related to our prosecution of litigation against the State of Virginia and (4) a 29% increase in brokerage and referral fees.

Revenues - Revenues increased by $1,813,749 or 12% from $14,991,706 in 2004 to $16,805,455 in 2005. This increase was due primarily to a 38% increase in our total business volume (i.e. the total face value of all viatical and life settlements transacted by us during a period) from $51,466,000 in 2004 to $71,277,000 in 2005 reflecting the trend toward policies with higher face values. This resulted in a 29% increase in our average revenue per settlement of $18,330.

Brokerage and Referral Fees - Brokerage and referral fees increased 29% or $2,137,911 from $7,428,417 in 2004 to $9,566,328 in 2005. As a percentage of revenues, brokerage and referral fees increased from 49.6% in the first three months of 2004 to 56.9% in the first three months of 2005. This increase is due primarily to a trend toward greater demand for larger face value policies among both our institutional and non-institutional clients. Brokerage fees associated with the purchase of policies for our own investment are not included in this line item, but are included under the line item entitled “policy acquisition expense.”

Expenses -The nine months ended November 30, 2005, was affected by policy acquisition expenses of $620,387, which did not exist in prior periods. The bulk of the expense came from one policy, which we sold at a profit (above purchase and premium maintenance costs) in December 2005. We also incurred expense of $360,453 with settlements of litigation during the period, which compares with $25,700 for similar expenses during the same period last year.

General and administrative expenses increased by 24% or $852,782 from $3,519,415 in 2004 to $4,372,197 in 2005, due primarily to non-recurring litigation costs of approximately $730,000 in the prosecution of our action against the State of Virginia and an increase in officer salaries associated with adding the position of Chief Information Officer, which was not present in 2004 period. Interest and other income increased 139% or $272,238 from $195,846 in 2004 to $468,084 in 2005. Depreciation and amortization expenses increased 48% or $51,085 from $106,262 in 2004 to $157,347 in 2005 due primarily to the implementation of our proprietary software from its design and testing phase to production and use within the work environment. Amortization of the proprietary software totaled $43,121 for the nine months ended November 30, 2005.

Income Taxes - Income tax expense decreased by 58% or $719,769 from $1,230,500 in 2004 to $510,731 in 2005. The decrease was due primarily to a 213% or $324,000 increase in deferred tax benefit resulting from the current accounting treatment for policies we purchase for our own investment and from a 59% decrease or $2,261,414 in income before taxes.

Contractual Obligations

The following table summarizes the Company’s outstanding contractual obligations as of November 30, 2005:

	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Note payable*	$2,005,597	$2,005,597	$—	$—	$—
Long-term debt	566,411	150,295	109,466	122,468	184,182
Lease commitments	71,515	36,675	$34,840	—	—
Total	$2,643,523	$2,192,567	$144,306	$122,468	$184,182

*	This reflects a portion of a $2.4 million line of credit. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the nine months ended November 30, 2005 was $1,474,318 compared with net cash flows provided by operating activities of $2,050,827 for the nine months ended November 30, 2004. This decrease in cash flows from operating activities was attributable primarily to increases in outstanding accounts receivable, deferred income taxes and prepaid expenses, partially offset by an increase in accounts payable and accrued liabilities. The higher levels of accounts are primarily due to higher business volumes and not any change in the nature of the accounts. As of November 30, 2005, we had working capital of $1,871,051.

To facilitate the purchase of policies for our own account and for short-term cash flow management and operating capital requirements, we maintain a credit line. The credit line is secured by our cash and securities on deposit. As of November 30, 2005, the line of credit carried an interest rate at New York prime, a borrowing base of $2.4 million, and an outstanding balance of  $2,005,597.

We used additional cash as advances on policy premiums primarily to maintain certain older viatical settlement transactions. The contracts, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy. While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers. Reimbursements for these premiums come from either the purchasers or from the distribution of such purchaser’s proceeds paid when the viator dies. Policy advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. During the nine months ended November 30, 2005 and 2004, we made premium advances of $799,141 and $458,669, respectively, and were reimbursed $231,170 and $42,120, respectively. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.

We have entered a limited partnership arrangement with a private investment firm to purchase up to $50 million of life settlement contracts over the next three to nine months. We have a 10% interest in the limited partnership and will bear that portion of the purchase costs (up to $5.0 million) and policy maintenance costs (estimated at no more than $600,000 per year). In addition to these costs, we have incurred investment banking and other transactional costs (of up to $2.3 million), which while capitalized for financial reporting purposes, will require payment generally as policies are acquired. These obligations significantly increase our cash demands. We believe our cash currently available and internally generated funds will be sufficient to meet cash demands for the next three to six months, aided by the sale of a large policy held for investment in December 2005. We are examining other means of generating additional cash, including borrowings and a sale of a portion of our expected revenue stream from the limited partnership. We believe sufficient means exist to meet our cash demands, whether through internal or external sources, and do not anticipate cash shortages while the limited partnership is acquiring policies.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 26, 2005, we filed an action in the United States District Court for the Eastern District of Virginia entitled Life Partners, Inc. v. Miller et al. Civil Action No. 3:05cv368. This action was filed against certain officials of the State of Virginia for declaratory and injunctive relief to prevent enforcement of what we claim is an unconstitutional application of the Virginia statutory and regulatory scheme. According to the State of Virginia’s pleadings, it claims we are subject to its jurisdiction and must be licensed by Virginia in order to purchase policies from citizens of that state. We have responded that we have no presence in Virginia and that Virginia’s legal position violates the interstate commerce clause of the U.S. Constitution. We have previously prevailed in litigation involving similar issues with private litigants and recent Supreme Court cases appear to support our position. However, if we do not prevail in this action, our general and administrative costs could be substantially increased and our ability to purchase policies from every state could be adversely affected. Both parties have motions for summary judgment set for hearing in February 2006. Although we intend to vigorously pursue this action and we believe we have a sound legal basis for our claims, we cannot guarantee or predict the outcome of this action. If we are successful, we intend to seek an award of our attorney’s fees incurred in the prosecution of this action.

On January 13, 2005, the suit brought against Life Partners, Inc. by the State of Texas claiming violations of the Texas Deceptive Trade Practices Act (the “DTPA”) was entirely dismissed on summary judgment. The court ruled that the language in the contracts on which the State had sued was ambiguous and therefore not a DTPA violation. With no DTPA violation, the State lacked standing to bring the action. This summary judgment disposes of all issues in the case. It is unknown whether the State will appeal the decision of the Court in this matter.

We are also subject to legal proceedings in the ordinary course of business, none of which, either individually or collectively, we believe are material to our business operations, financial condition, or results of operations.

ITEM 6. EXHIBITS

10.1	Agreement of Limited Partnership

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32.1	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE PARTNERS HOLDINGS, INC.

Date: January 17, 2006	By:	/s/ BRIAN D. PARDO

Name: Brian D. Pardo Title: President and Chief Executive Officer (Signing on behalf of the registrant and as principal executive officer)

Date: January 17, 2006	By:	/s/ NINA PIPER

Name: Nina Piper Title: Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description

10.1	Agreement of Limited Partnership*

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32.1	Section 1350 Certification

*	Portions of the Agreement of Limited Partnership have been omitted pursuant to a request for confidential treatment.