Form 10QSB/A
period 2005-08-31
LIFE PARTNERS HOLDINGS INC
filed 2006-03-22
CIK 49534

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

LIFE PARTNERS HOLDINGS, INC.

Explanatory Note

Life Partners Holdings, Inc. (“We” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the six months ended August 31, 2005, to revise the Consolidated Condensed Statement of Cash Flows presented in the Quarterly Report on Form 10-QSB for the six months ended August 31, 2005, previously filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2005 (the “Original Filing”). The Company has filed this amendment to correct an error in presentation relating to the treatment of life settlements purchased for our own account, as set forth in Note 9 of the Notes to the Consolidated Condensed Financial Statements. The amendment does not affect the carrying values of our assets or liabilities or our revenues or income for the period nor does the amendment change our previously reported net cash flows. The other financial statements covered in the Original Filing are not affected.

This Form 10-QSB/A only amends and restates Part I, Items 1, 2 and 3 of the Original Filing, in each case, solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby. In addition, the Original Filing has been amended to contain currently-dated certifications of our Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-QSB/A as Exhibits 31.1 and 32.1.

This Quarterly Report on Form 10-QSB/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the Exhibits to the Original Filing), affected by subsequent events.

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

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
AUGUST 31, 2005
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,478,446
Accrued liabilities - contingencies and other	1,912,272
Current portion of long-term debt	149,602
Note payable	981,463
Deferred revenue	182,550
Income taxes payable	367,809
Total current liabilities	5,072,142

LONG-TERM DEBT, net of current portion shown above	478,801

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 10,000,000 shares authorized; 9,615,586 shares issued and outstanding	96,156
Additional paid-in capital	10,608,398
Accumulated deficit	(4,325,148)
Accumulated other comprehensive loss	(63,411)
Less: Notes receivable issued for common stock	(372,141)
Less: Treasury stock - 206,615 shares	—
Total shareholders' equity	5,943,854

Total Liabilities and Shareholders' Equity	$11,494,797

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
(Unaudited)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2005	2004	2005	2004
REVENUES	$4,894,759	$5,963,217	$9,830,684	$11,106,853
BROKERAGE FEES	2,323,052	3,038,854	5,021,601	5,609,370
REVENUES, NET OF BROKERAGE FEES	2,571,707	2,924,363	4,809,083	5,497,483
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,464,190	1,190,225	2,897,220	2,382,766
Settlement costs	157,557	21,105	360,453	25,700
Depreciation and amortization	48,733	31,067	104,484	63,696
	1,670,480	1,242,397	3,362,157	2,472,162
INCOME FROM OPERATIONS	901,227	1,681,966	1,446,926	3,025,321
OTHER INCOME (EXPENSES):
Interest and other income	167,980	85,485	623,268	174,879
Interest expense	(12,713)	(8,070)	(19,899)	(16,133)
Premium advances, net	(161,949)	(135,981)	(323,453)	(260,081)
Policy acquisition expense	(620,024)	—	(620,024)	-
Realized gain (loss) on investments	—	—	(67,611)	13,977
	(626,706)	(58,566)	(407,719)	(87,358)
INCOME BEFORE INCOME TAXES	274,521	1,623,400	1,039,207	2,937,963
INCOME TAXES:
Current tax expense	315,000	583,000	692,581	1,082,500
Deferred tax (benefit)	(288,000)	(38,000)	(370,000)	(163,000)
	27,000	545,000	322,581	919,500
NET INCOME	$247,521	$1,078,400	$716,626	$2,018,463

EARNINGS PER SHARE:
Basic	$0.03	$0.12	$0.08	$0.22
Diluted	$0.03	$0.11	$0.08	$0.21

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING,
Basic	9,408,971	9,360,093	9,408,971	9,403,415
Diluted	9,408,971	9,368,426	9,408,971	9,411,478

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$247,521	$1,078,400	$716,626	$2,018,463
Unrealized gain (loss) on investment securities	62,894	39,842	(50,177)	(143,314)
	$310,415	$1,118,242	$666,449	$1,875,149

COMPREHENSIVE INCOME EARNINGS PER SHARE:
Basic	$0.03	$0.12	$0.07	$0.20
Diluted	$0.03	$0.12	$0.07	$0.20

COMPREHENSIVE INCOME EARNINGS PER SHARE:
Basic	$0.03	$0.12	$0.07	$0.20
Diluted	$0.03	$0.12	$0.07	$0.20

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

 LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
(Unaudited)

	2005	2004
	(As Restated See Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$716,626	$2,018,463
Adjustments to reconcile net income to operating activities -
Depreciation and amortization	104,484	63,696
Policy acquisition costs	620,024	—
(Increase) decrease in operating assets:
Accounts receivable	930,560	(937,401)
Prepaid expenses	(9,934)	(30,729)
Deferred income taxes	(370,000)	(38,000)
Increase (decrease) in operating liabilities:
Accounts payable	(502,789)	561,288
Accrued liabilities	876,480	(17,748)
Income taxes payable	254,565	(565,995)
Deferred revenue	3,900	3,000
Net cash provided by operating activities	2,623,916	1,056,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	36,947	(1,434,384)
Purchases of property and equipment	(73,573)	(202,973)
Purchases of artifacts	(22,211)	(72,454)
Purchase of policies for investment purposes	(1,175,529)	—
Net cash used in investing activities	(1,234,366)	(1,709,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(73,708)	(23,895)
Proceeds from note payable	981,463	—
Stock options exercised	—	83,610
Shares returned to the treasury	—	(1,410)
Dividends	(937,914)	(802,891)
Net cash used in financing activities	(30,159)	(744,586)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,359,391	(1,397,823)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,102,289	3,174,157
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,461,680	$1,776,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$118,021	$16,133
Income taxes paid	$325,581	$860,500
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Unrealized loss on Marketable Securities	$(50,176)	$(143,314)

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.
Notes to Consolidated Condensed Financial Statements
August 31, 2005
(Unaudited)

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-QSB/A concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for fiscal 2005, particularly in the sections entitled “Item 1 - Business - Risk Factors” and “Item 6 - Management’s Discussion and Analysis”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

The cost and estimated market value of the investment securities classified as available-for-sale as of August 31, 2005 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Value
Market Income Funds	$3,356,514	$149,639	$(215,227)	$3,290,926
Corporate Stocks	150,623	9,377	(7,200)	152,800
	$3,507,137	$159,016	$(222,427)	$3,443,726

(3) NOTE PAYABLE

We maintain an operating credit line for the purchase of policies for our own account and for short-term cash flow management.  The credit line is secured by our cash and securities on deposit.  As of August 31, 2005, the line of credit carried an interest rate of New York prime and had a borrowing base of $2,400,000.

(4) LONG-TERM DEBT

As of August 31, 2005, we had the following long-term debt:

	Current	Long -Term
5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$49,602	$428,801
Non-interest bearing note payable to an individual, due in semi-annual installments of $50,000 through December 2006, secured by Russian artifacts	100,000	50,000
	$149,602	$478,801

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
Excess financial accounting over tax -
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

Information with respect to stock options and warrants outstanding are as follows:

Options Outstanding			Options Exercisable
Shares Outstanding At 8/31/05	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 8/31/05	Average Exercise Price
100,000	2.11	$6.00	100,000	$6.00
100,000	2.68	$6.06	100,000	$6.06
200,000	2.40	$6.03	200,000	$6.03

(7) EARNINGS PER SHARE

	For the Three Months Ended August 31,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to Common Stock	$247,521	9,408,971	$0.03	$1,078,400	9,360,093	$0.12
Effective of dilutive securities: Stock Options	—	—	—	(50,000)	8,333	(0.01)
Diluted:
Income attributable to common stock, after assumed dilutions	$247,521	9,408,971	$0.03	$1,028,400	9,368,426	$0.11

	For the Six Months Ended August 31,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to Common Stock	$716,626	9,408,971	$0.08	$2,018,463	9,403,415	$0.22
Effective of dilutive securities: Stock Options	—	—	—	(50,000)	8,333	(0.01)
Diluted:
Income attributable to common stock, after assumed dilutions	$716,626	9,408,971	$0.08	$1,968,463	9,411,748	$0.21

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

(9) RESTATEMENT OF INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENT

After issuing the Company’s interim Consolidated Condensed Financial Statements as of and for the six months ended August 31, 2005, the Company restated its historical Consolidated Condensed Statement of Cash Flows for that period to correct an error in presentation relating to the manner in which life settlement policies purchased for its own account were recorded. Under the current accounting treatment, the Company writes down the purchase price of life settlements to the cash surrender value of the underlying policies. Based on this treatment, for the period ended August 31, 2005, the difference between the settlement purchase price ($1,175,529) and the booked value ($555,505) was expensed ($620,024), as “Policy acquisition expense” on the Consolidated Condensed Statement of Income, and the book value of the settlements during the period ($555,505) was recorded as an asset (“Investments in policies”) on the Consolidated Condensed Balance Sheet. The Company correctly presented these items in the Consolidated Condensed Balance Sheet and Consolidated Condensed Statement of Income as of and for the period ended August 31, 2005. In the Consolidated Condensed Statement of Cash Flows for the period ended August 31, 2005, the Company recorded the book value ($555,505) as “Investments in policies” under the “Cash Flows from Investing Activities” heading. As restated, the Company changed the presentation in the Consolidated Condensed Statement of Cash Flows to record the purchase price ($1,175,529) as “Investments in policies” under the “Cash Flows from Investing Activities” heading and the expense amount ($620,024) as “Policy acquisition expense” under the “Cash Flows from Operating Activities” heading.

This change in presentation affected the “Net cash provided by operating activities” (increasing by $620,024, the “Policy acquisition expense” amount) and Net cash used in investing activities (decreasing by $620,024, the “Investments in policies” amount), but did not affect the “Net Increase (Decrease) in Cash and Cash Equivalents” or the “Cash and Cash Equivalents” at the beginning and end of the period. Further, the change in presentation has no impact on the Company’s Consolidated Condensed Balance Sheet, Consolidated Condensed Statement of Income, or Consolidated Statement of Shareholders’ Equity. The effect of the restatement on the Company’s previously reported Consolidated Condensed Statement of Cash Flows for the six months ended August 31, 2005 is as follows:

	Six months ended August 31, 2005
	As previously reported	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Policy acquisition expense	$0	$620,024
Net cash provided by operating activities	$2,003,892	$2,623,916

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in policies	$(555,505)	$(1,175,529)
Net cash used in by investing activities	$(614,342)	$(1,234,366)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,359,391	$1,359,391

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

The following table shows the number of viatical and life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended August 31, 2005 and 2004:

	Period Ended August 31, 2005		Period Ended August 31, 2004
	Three Months	Six Months	Three Months	Six Months
Number of settlements	78	140	78	165
Face value of policies (in ‘000’s)	$15,654	$33,749	$24,113	$42,347
Average revenue per settlement	$62,753	$70,219	$76,452	$67,314
Net revenues derived (in ‘000’s) (1)	$2,393	$4,630	$2,924	$5,497

(1)	The revenues derived are exclusive of referring brokerage and referral fees.

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

Revenues - Revenues decreased by $1,068,458 or 18% from $5,963,217 in 2004 to $4,894,759 in 2005. This decrease was due primarily to a 54% decrease in our total business volume (i.e. the total face value of all viatical and life settlements transacted by us during a period) from $24,113,000 in 2004 to $15,654,000 in 2005 reflecting a greater demand during this period for policies with smaller face values which are favored by our non-institutional clients. This resulted in a 12% decrease in the average revenue per settlement. The ratio of face value to the average revenue per settlement departed somewhat from earlier trends, in which demand favored policies with larger face values (and higher acquisition costs) along with higher pricing discounts attributable to increasing life expectancies. Earlier periods had trended toward life settlements, which generally have longer life expectancies and higher face values than viatical settlements and are therefore favored for purchase by institutional investors. While we continue to attract institutional purchasers of life settlements, we do not yet have a sufficient number of various institutional clients to provide a steady and predictable revenue stream each quarter. Consequently, we expect the mix of higher and lower face value policies will vary - as will our revenues - as we grow our institutional client base. While revenues will vary from quarter-to-quarter, we continue to expect an overall trend of increasing revenues. The rate of revenue growth will be largely determined by the rate at which the institutional client base increases. We recently received a substantial order from a foreign institutional investor and were able to close some of these transactions prior to the end of the period. We expect the transactions filling the remainder of the order for this client to fall into the third quarter of this fiscal year.

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

Expenses - We incurred policy acquisition expenses of $620,024, which significantly impacted our net income and which did not exist in prior periods.  We were spurred to purchase policies for our own investment due to a prospective change in accounting for policy purchasers.  See discussion of the proposed changes to FASB Technical Bulletin 85-4 under “Critical Accounting Estimates, Assumptions and Policies”. Because we expect the FASB to adopt their proposed changes to the current accounting treatment, we anticipate additional purchases in future periods subject to capital availability.

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

Expenses - As discussed above, the prospective change in accounting for policy purchasers has spurred us to purchase policies for our own investment as well as purchasing for our clients. See discussion of the proposed changes to FASB Technical Bulletin 85-4 under “Critical Accounting Estimates, Assumptions and Policies”. However, since the accounting change has not yet been adopted, our financial statements are prepared in accordance with current guidance. Under current accounting treatment, policy purchases are recorded at their surrender values, which are typically substantially less than their cost. The difference is booked as expense, and a portion of the expense results in a deferred tax benefit. See “Liquidity and Capital Resources” below. We incurred policy acquisition expenses of $620,024, which did not exist in prior periods. Because we expect the FASB to adopt their proposed changes to the current accounting treatment, we anticipate additional purchases in future periods subject to capital availability. We also incurred expense of $360,453 incurred with settlements of litigation which compares with $25,700 for similar expenses during the same period last year.

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

Contractual Obligations

The following table summarizes the Company’s outstanding contractual obligations as of August 31, 2005:

	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Note payable*	$981,463	$981,463	$—	$—	$—
Long-term debt	$628,403	$149,602	$157,959	$120,783	$200,059
Lease commitments	$80,684	$18,338	$60,513	$1,833	-
Total	$1,690,550	$1,149,403	$218,472	$122,616	$200,059

*	This reflects a portion of a $2.4 million line of credit. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the six months ended August 31, 2005 was $2,623,916 compared with net cash flows provided by operating activities of $1,510,592 from our prior quarter ended May 31, 2005 and $2,037,356 for the entire fiscal year ended February 28, 2005. This increase in cash flows from operating activities was attributable primarily to a decrease in outstanding accounts receivable and increases of $826,480 in accrued liabilities and $254,565 in income taxes payable due in large part to the current accounting treatment for policies which we purchase for our own investment.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

When our Quarterly Report on Form 10-QSB was filed with the SEC on October 17, 2005 (the “Original Filing”), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2005, which conclusion they believed was accurate at that time. After this evaluation and following an SEC review of the Original Filing, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures did not operate effectively as of August 31, 2005, as the result of a material weakness in our internal controls over financial reporting, as described below. Management, including our Principal Executive Officer and Principal Financial Officer, further believes that, as a result of the changes in internal controls, the material weakness in our disclosure controls and procedures no longer exists and our disclosure controls and procedures are effective. Accordingly, management believes that the Consolidated Condensed Financial Statements included in this Amendment fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.

Internal Control Over Financial Reporting. After making our Original Filing, management determined that our Consolidated Condensed Statement of Cash Flows for the six months ended August 31, 2005, should be revised to correct an error in presentation in which the book value of the purchased policies ($555,505) was recorded as “Investments in policies” under the “Cash Flows from Investing Activities” heading rather than the purchase price ($1,175,892). If the purchase price was recorded in “Cash Flows from Investing Activities”, the difference between the purchase price and the book value - the expense amount of $(620,024) should have been recorded as “Policy acquisition expense” under the “Cash Flows from Operating Activities” heading. The restatement in this Amendment reflects these revisions.

The revisions are further described in the Explanatory Note at the beginning of this Amendment and Note 9 to our Consolidated Condensed Financial Statements. This Amendment and the restatement of the Consolidated Condensed Statement of Cash Flows do not change our previously reported net cash flows. The other financial statements covered in this Amendment are not affected.

Subsequent to August 31, 2005, we implemented remedial measures to address the material weakness. Such measures included procedures to more formally review our Consolidated Condensed Statement of Cash Flows and to enhance the review by our independent auditors in the presentation of our Consolidated Condensed Financial Statements. Management believes that, as a result of these changes, the material weakness that resulted in the restatement included this Amendment no longer exists. Management will continue to monitor vigorously the effect of our processes, controls and procedures and will make any further changes determined to be appropriate.

Except as noted herein, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Section 302 Certifications

32.1	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to its report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE PARTNERS HOLDINGS, INC.

Date: March 21, 2006	By:	/s/ BRIAN D. PARDO

Name: Brian D. Pardo Title: President and Chief Executive Officer (Signing on behalf of the registrant and as principal executive officer)

Date: March 21, 2006	By:	/s/ NINA PIPER

Name: Nina Piper Title: Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description	Page
31	Rule 13a-14(a) Certifications	27
32	Section 1350 Certification	29