Form 10QSB/A
period 2005-11-30
LIFE PARTNERS HOLDINGS INC
filed 2006-03-22
CIK 49534

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

LIFE PARTNERS HOLDINGS, INC.

Explanatory Note

Life Partners Holdings, Inc. (“We” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the nine months ended November 30, 2005, to revise the Consolidated Condensed Statement of Cash Flows presented in the Quarterly Report on Form 10-QSB for the nine months ended November 30, 2005, previously filed with the Securities and Exchange Commission (the “SEC”) on January 17, 2005 (the “Original Filing”). The Company has filed this amendment to correct an error in presentation relating to the treatment of unrealized losses in our funds investments, as set forth in Note 10 of the Notes to the Consolidated Condensed Financial Statements. The amendment does not affect the carrying values of our assets or liabilities or our revenues or income for the period nor does the amendment change our previously reported net cash flows. The other financial statements covered in the Original Filing are not affected.

This Form 10-QSB/A only amends and restates Part I, Items 1, 2 and 3 of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. In addition, the Original Filing has been amended to contain currently-dated certifications of our Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-QSB/A as Exhibits 31.1 and 32.1.

This Quarterly Report on Form 10-QSB/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the Exhibits to the Original Filing), affected by subsequent events.

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2005 (Unaudited)

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

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2005(Unaudited)

Page 2 of 2

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,742,140
Accrued liabilities - contingencies and other	1,316,158
Current portion of long-term debt	150,295
Short term note payable	2,005,597
Deferred revenue	236,800
Income taxes payable	116,959
Total current liabilities	6,567,949

LONG-TERM DEBT, net of current portion shown above	416,116

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 10,000,000 shares authorized; 9,615,586 shares issued and outstanding	96,156
Additional paid-in capital	10,608,398
Accumulated deficit	(4,488,649)
Accumulated other comprehensive loss	(385,998)
Less: Notes receivable issued for common stock	(372,141)
Less: Treasury stock - 188,433 shares	—
Total shareholders' equity	5,457,766
Total Liabilities and Shareholders' Equity	$12,441,831

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2005	2004	2005	2004
REVENUES	$6,974,772	$3,884,853	$16,805,455	$14,991,706
BROKERAGE FEES	4,544,727	1,819,048	9,566,328	7,428,417
REVENUES, NET OF BROKERAGE FEES	2,430,045	2,065,805	7,239,127	7,563,289
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,642,926	1,110,949	4,372,197	3,519,415
Settlement costs	15,500	—	321,808	—
Depreciation and amortization	52,863	42,565	157,347	106,262
	1,711,289	1,153,514	4,851,352	3,625,677
INCOME FROM OPERATIONS	718,756	912,291	2,387,775	3,937,612
OTHER INCOME (EXPENSES):
Interest and other income	120,562	21,502	468,084	195,846
Interest expense	(29,164)	(7,787)	(49,063)	(23,920)
Premium advances, net	(298,171)	(51,728)	(567,971)	(297,297)
Policy acquisition expense	(363)	—	(620,387)	—
Realized gain (loss) on investments	—	—	(67,611)	—
	(207,136)	(38,013)	(836,948)	(125,371)
INCOME BEFORE INCOME TAXES	511,620	874,278	1,550,827	3,812,241
INCOME TAXES:
Current tax expense	294,150	300,000	986,731	1,382,500
Deferred tax (benefit)	(106,000)	11,000	(476,000)	(152,000)
	188,150	311,000	510,731	1,230,500
NET INCOME	$323,470	$563,278	$1,040,096	$2,581,741

EARNINGS PER SHARE:
Basic	$0.03	$0.06	$0.11	$0.27
Diluted	$0.03	$0.06	$0.11	$0.27

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING,
Basic	9,411,414	9,427,422	9,412,017	9,437,267
Diluted	9,611,414	9,555,993	9,612,017	9,532,540

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$323,470	$563,278	$1,040,096	$2,581,741
Unrealized gain (loss) on investment securities, net of tax of $(109,680), $13,546, $(126,740) and $0	(217,909)	26,296	(246,024)	-
	$105,563	$589,571	$794,072	$2,581,741

COMPREHENSIVE INCOME EARNINGS PER SHARE:
Basic	$0.01	$0.06	$0.08	$0.27
Diluted	$0.01	$0.06	$0.08	$0.27

COMPREHENSIVE INCOME EARNINGS PER SHARE:
Basic	$0.01	$0.06	$0.08	$0.27
Diluted	$0.01	$0.06	$0.08	$0.27

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

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(Unaudited)
	2005	2004
	(As Restated See Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,040,096	$2,581,741
Adjustments to reconcile net income to operating activities -
Depreciation and amortization	157,347	106,262
Policy acquisition expense	620,387	—
(Increase) decrease in operating assets:
Accounts receivable	(337,202)	185,034
Prepaid expenses	(260,682)	(318,382)
Deferred income taxes	(476,000)	(152,000)
Increase (decrease) in operating liabilities:
Accounts payable	760,905	30,595
Accrued liabilities	280,366	(9,184)
Income taxes payable	3,715	(340,995)
Deferred revenue	58,150	9,250
Net cash provided by operating activities	1,847,082	2,092,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in income funds	(413,054)	(1,587,581)
Purchases of property and equipment	(82,306)	(465,858)
Purchase of policies for investment purposes	(1,175,892)	—
Purchases of artifacts	(8,975)	(218,929)
Net cash used in investing activities	(1,680,227)	(2,272,368)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(135,699)	(36,041)
Proceeds from short term note payable	2,005,597	—
Stock options exercised	—	270,250
Shares returned to the treasury	—	(550)
Dividends	(1,424,885)	(1,369,605)
Net cash provided by (used in) financing activities	445,013	(1,135,946)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	611,868	(1,357,487)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,102,289	3,174,157
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,714,157	$1,816,670

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$146,922	$23,920
Income taxes paid	$870,581	$1,060,500
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Unrealized Loss on Marketable Securities	$(372,764)	$(41,494)

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

(4) LONG-TERM DEBT

As of November 30, 2005, we had the following long-term debt:

	Current	Long -Term
5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$50,295	$416,116
Non-interest bearing note payable to an individual, due in semi-annual installments of $50,000 through December 2006, secured by Russian artifacts	100,000	—
	$150,295	$416,116

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

Information with respect to stock options and warrants outstanding are as follows:

Options Outstanding			Options Exercisable
Shares Outstanding At 11/30/05	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 11/30/05	Average Exercise Price
100,000	1.92	$6.00	100,000	$6.00
100,000	1.33	$6.06	100,000	$6.06
200,000	1.63	$6.03	200,000	$6.03

(7) EARNINGS PER SHARE

	For the Three Months Ended November 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to Common Stock	$323,470	9,411,414	$0.03	$563,278	9,427,422	$0.06
Effective of dilutive securities: Stock Options	—	200,000	—	—	28,571	—
Diluted:
Income attributable to common stock, after assumed dilutions	$323,470	9,611,414	$0.03	$563,278	9,555,993	$0. 06

	For the Nine Months Ended November 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to Common Stock	$1,040,096	9,412,017	$0.11	$2,581,741	9,437,267	$0.27
Effective of dilutive securities: Stock Options	—	200,000	—	—	95,273	—
Diluted:
Income attributable to common stock, after assumed dilutions	$1,040,096	9,612,017	$0.11	$2,581,741	9,532,540	$0.27

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

(10) RESTATEMENT OF INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENT

After issuing the Company’s interim Consolidated Condensed Financial Statements as of and for the nine months ended November 30, 2005, the Company restated its historical Consolidated Condensed Statement of Cash Flows for that period to correct an error in presentation relating to the treatment of unrealized losses in our funds investments. In the Consolidated Condensed Statement of Cash Flows for the quarterly periods ended May 31 and August 31, 2005, the Company presented its “Investment in income funds” at its cost and include another line item for “Unrealized loss in marketable securities”, both under the heading “Cash Flows from Investing Activities”. The netting of these two numbers would correlate with the changes in “Investments in securities” presented in the Consolidated Condensed Balance Sheets over the periods presented. In the Consolidated Condensed Statement of Cash Flows for the period ended November 30, 2005, the Company moved the “Unrealized loss in marketable securities” amount from the heading “Cash Flows from Investing Activities” to the heading “Cash Flows from Operating Activities”, in an attempt to respond to a comment received during an SEC review of the Company’s quarterly report on Form 10-QSB for the nine months ended November 30, 2005. “Investment in income funds”, recorded at cost, remained under the heading “Cash Flows from Investing Activities”.  As restated, the Company combined the amount of the “Unrealized loss in marketable securities” and the amount of “Investment in income funds” in a single line item under the general heading “Cash Flows from Investing Activities”.

The effect of the change was to increase “Net cash provided by operating activities” and to reduce “Net cash used in investing activities”. The change did not affect the “Net Increase (Decrease) in Cash and Cash Equivalents” or the “Cash and Cash Equivalents” at the beginning and the end of the period. Further, the change in presentation has no impact on the Company’s Consolidated Condensed Balance Sheet, Consolidated Condensed Statement of Income, or Consolidated Statement of Shareholders’ Equity. The effect of the restatement on the Company’s previously reported Consolidated Condensed Statement of Cash Flows for the nine months ended November 30, 2005 is as follows:

	Nine months ended November 30, 2005
	As previously reported	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Unrealized loss in marketable securities	$(372,764)	$0
Net cash provided by operating activities	$1,474,318	$1,847,082

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in income funds	$(40,290)	$(413,054)
Net cash used in by investing activities	$(1,307,463)	$(1,680,227)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$611,868	$611,868

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

In May 2005, the FASB issued SAFS No. 154, “Accounting Changes and Error Corrections” - a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior period’s financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects of the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

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

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the nine months ended November 30, 2005 was $1,847,082 compared with net cash flows provided by operating activities of $2,092,321 for the nine months ended November 30, 2004. This decrease in cash flows from operating activities was attributable primarily to increases in outstanding accounts receivable, deferred income taxes and prepaid expenses, partially offset by an increase in accounts payable and accrued liabilities. The higher levels of accounts are primarily due to higher business volumes and not any change in the nature of the accounts. As of November 30, 2005, we had working capital of $1,871,051.

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

Our Quarterly Report on Form 10-QSB was filed with the SEC on January 17, 2005 (the “Original Filing”), during a periodic review of our Exchange Act filings by the SEC. In an attempt to respond to an SEC comment, we changed the presentation in the Consolidated Condensed Statement of Cash Flows. We were mistaken in our understanding of the SEC comment, and recognize that the misunderstanding was a internal control deficiency that result in an error in presentation in the Original Filing. After evaluating our disclosure controls and procedures, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that the error in presentation would not have occurred but for the misunderstanding and did not result from a material weakness in internal control over financial reporting or in our disclosure controls and procedures and that such controls were effective.

Internal Control Over Financial Reporting. After making our Original Filing, management determined that our Consolidated Condensed Statement of Cash Flows for the nine months ended November 30, 2005, should be revised to correct an error in presentation in which unrealized losses in our investment funds ($372,764) were separately stated as “Unrealized loss in marketable securities” under the “Cash Flows from Operating Activities” heading, instead of included within the “Investments in income funds” amount under the “Cash Flows from Investing Activities” heading.

The revisions are further described in the Explanatory Note at the beginning of this Amendment and Note 10 to our Consolidated Condensed Financial Statements. This Amendment and the restatement of the Consolidated Condensed Statement of Cash Flows do not change our previously reported net cash flows. The other financial statements covered in this Amendment are not affected.

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

LIFE PARTNERS HOLDINGS, INC.

Date: March 21, 2006	By:	/s/ BRIAN D. PARDO

Name: Brian D. Pardo Title: President and Chief Executive Officer (Signing on behalf of the registrant and as principal executive officer)

Date: March 21, 2006	By:	/s/ NINA PIPER

Name: Nina Piper Title: Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31	Rule 13a-14(a) Certifications	26
32	Section 1350 Certification	28