Form 10KSB
period 2006-02-28
LIFE PARTNERS HOLDINGS INC
filed 2006-05-26
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”)
For the fiscal year ended: February 28, 2006

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock (par value $0.01 per share)
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicated by a check mark whether the issuer is a shell company (as defined in Section 12b-2 of the Exchange Act. ☐

Revenues of issuer for year ended February 28, 2006: $20,083,653

The aggregate market value of the Common Stock held by non-affiliates of the issuer was approximately $23,576,913, as of May 23, 2006, based on average bid and asked prices on the Nasdaq Small Cap Market reported for such date. Shares held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This standard for determining affiliate status is not necessarily the appropriate standard for other purposes.

Shares of Common Stock, $.01 par value, outstanding as of May 23, 2006: 9,615,586

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part II, Item 5 and Part III of this report.

LIFE PARTNERS HOLDINGS, INC.

2006 Form 10-KSB Annual Report

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-KSB concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-KSB, particularly in the sections entitled “Item 1 - Business - Risk Factors” and “Item 6 - Management’s Discussion and Analysis”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Item 1. Description of Business

Life Partners

General. Life Partners Holdings, Inc. (“We” or “Life Partners”) is the parent company of Life Partners, Inc. (“LPI”). LPI is the oldest and one of the largest viatical and life settlement companies in the world. In addition, we are the only publicly held viatical and life settlement company in the world.

The Viatical and Life Settlement Business. LPI was incorporated in 1991 and has conducted business under the registered service mark “Life Partners” since 1992. Our revenues are principally derived from fees for facilitating the purchase of viatical and life settlement contracts. A viatical settlement is the sale of a life insurance policy by a terminally ill person to another party. By selling the policy, the insured (a viator) receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the viator dies. We maintain a worldwide client base of viatical settlement purchasers composed of high net worth individuals or small institutional purchasers.

A life settlement differs from a viatical settlement in that the insured in a life settlement (a life settlor) is not terminally ill, is 65 years of age or older, and has a life expectancy of 15 years or less. Life settlements are an attractive transaction to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. Life settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed. Because these policies often have substantially larger face values, their acquisition costs are higher. Therefore, purchasers of life policies are generally large institutional purchasers, although smaller face value policies are attractive to the same kind of purchaser in a viatical settlement.

Since the market for viatical settlements has grown to include life expectancies that are often associated with life settlements and the age and medical condition of many life settlors gives them a life expectancy that is similar to many viators, the distinction between these two market segments has diminished and the markets have largely merged. State regulations govern both types of transactions in essentially the same manner, and the services we provide for both types of transactions are the same. Thus, we view both viatical and life settlements to be within the same line of business and do not distinguish between them for financial reporting purposes.

Our role in a viatical or life settlement transaction is the same. We match viators or life settlors with purchasers. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. LPI locates potential viators and life settlors through a network of brokers, insurance, financial and estate planning professionals, through personal referrals and through Internet and print media advertising. Brokers are typically compensated based on a percentage of the face value of a viator’s policy, which is paid upon the closing of a settlement. Estate planning professionals and financial planners typically operate on a fee-for-service basis, which is paid directly by their client. We have long-term relationships with most of the country's viatical and life settlement brokers and believe that these brokers adhere to applicable regulatory requirements when conducting their business. In the fiscal year ended February 28, 2006, broker referrals accounted for 90% of the total face value of policies transacted compared to 88% in fiscal 2005. Policies presented from two brokers constituted 68% of the total face value of all completed transactions presented by brokers during fiscal 2006. This compares to a concentration of 48% of the total face value of all completed transactions from a single broker in fiscal 2005.

Life settlements have grown in relationship to viatical settlements, and the relatively higher acquisition costs of life settlements has led us to develop relationships with institutional purchasers. We have devoted substantial marketing and client development resources to attracting institutional purchasers, both domestically and abroad and both directly and through their advisors. We have experienced success in attracting such clients and believe that we will continue to attract such institutions as we devote more time and resources into cultivating relationships with them. One disincentive for domestic institutional investment had been the accounting treatment applied to viatical and life settlements, which generally required that settlements be recorded at lower cash surrender values instead of their purchase prices. This treatment often resulted in write-downs for financial reporting purposes. However, the Financial Accounting Standards Board has recently amended certain provisions of FSP Technical Bulletin 85-4 to allow life settlements to be treated as an investment asset valued on either an investment value or fair value method. This revised treatment means that settlements will generally be recorded at their purchase price without a write-down in value. The amendments are expected to become effective in June 2006. We believe the adoption of this more favorable accounting treatment will spur institutional investment, especially in the domestic market. Such a change will also have a positive effect on policies in which we own an interest.

Purchasers of viatical and smaller life settlements generally come to us through a network of financial planners, whom we call licensees. We develop this network through referrals and have long-standing relationships with most of the financial planners. Although these financial planners can be compensated through fee-based consultations paid by the purchaser, we compensate most of the financial planners based on the amount invested. The compensation of financial planners is paid in cash generally upon the closing date of the transaction.

To purchase a viatical or life settlement, a prospective purchaser typically submits a purchaser application, which contains personal information such as the purchaser’s name and address as well as affirmative representations establishing the purchaser as financially sophisticated. A purchaser will also submit an agency agreement and special power of attorney, which appoints us as a limited agent of the purchaser to act on his or her behalf in purchasing a viatical settlement. Unless specifically waived by a purchaser, the agency agreement limits our authority to policies issued by an insurance carrier having an A.M. Best rating of A- or better, to policies beyond their contestable period (generally two years or older), and, in the case of viatical settlements, to insureds diagnosed as terminally ill. While in the past most insureds have had a life expectancy of 60 months or less, we have expanded this market to include insureds with life expectancies of up to seven years for viatical settlements and up to 15 years for life settlements, depending on the purchasing parameters of each client. As we identify and qualify policies which generally fit within the purchasing parameters of our clients, we distribute insurance and current medical status information on these policies (with the viator’s name and other identifying information redacted) throughout our financial planner network. We also make available to each financial planner standard disclosures discussing the nature and risks of viatical and life settlement purchases. A purchaser can then, in consultation with his financial planner or other professionals available to them, select one or more policies, specify the portion of the policy or policies to be purchased (to diversify their positions, individual purchasers generally buy fractional interests in one or more policies and not an entire policy, while institutional purchasers tend to purchase entire policies), and submit a reservation form either electronically or by fax. At the same time, the purchaser mails or wires the acquisition price to the escrow agent and mails or faxes a policy funding agreement to us. The policy funding agreement identifies the policy or policies to be purchased, the acquisition price, the administrative services provided, and the escrow arrangements for receipt and disbursement of funds. In essence, we act upon the instructions of the purchasers as their purchasing agent.

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

After closing the transaction, we generally hold title to the policy as nominee for the purchaser. Responsibility for policy premium costs passes to the purchaser, who typically funds the premium costs through deposits with Sterling. We strictly maintain the confidentiality of a viator’s or life settlor’s personal information in accordance with regulations promulgated by the Texas Department of Insurance. A purchaser will receive a copy of the policy and the transfer of ownership (which has the viator or life settlor named as the insured), but will not receive viator contact information, which is available only to licensed viatical companies (like LPI). We monitor the viators’ and life settlors’ health status and notify Sterling upon their death. We also notify purchasers in instances in which the premium escrow account has been exhausted so that the purchaser can replenish the account to keep the policy from lapsing.

We pioneered the foregoing transaction design and, since our formation, we have participated in the purchase of viatical and life settlement transactions totaling over $580 million in face value.

The Viatical and Life Settlement Market and Competition. Viatical and life settlements provide a secondary market for existing life insurance policies which the owner no longer needs or wants and which insure a person whose life expectancy can be reasonably estimated. Because we are the only publicly held company operating in this market, accurate public information on market size and competition is difficult to quantify. Our estimations are based, in part, on transaction activity filed with various state insurance commissions as well as our own market experience. However, not every company may make such filings and the accuracy of the information relies on the veracity of the filings made by each company. While measuring the market is difficult due to the lack of reported data, based on known transaction volumes with allowance for unreported data, we estimate that the total face value of viatical and life settlement transactions completed during 2005 was approximately $2.5 billion. This figure gives us a market share of approximately 3.7%. The largest industry competitor captured approximately 43% of the market last year because of its affiliate relationship with a large insurance company acting as an institutional purchaser. The remainder of the market is divided among other competitors, none of whom is believed to have more than 10% of the market. These figures reflect both viatical and life settlements transacted by us and others, but not all of our competitors are active in all segments of the market. The life settlement market emerged out of the viatical settlement market because the transactions are so similar in nature. Whether an insured has a reasonably definable life expectancy because he or she is terminally ill or because of advanced age, a present value for the policy can be reasonably calculated. This is the essence of both viatical and life settlement transactions. Unlike some of our competition, which have more restrictive purchasing parameters, we have developed markets for all types of life expectancies in order to accommodate the investment goals of our clients as well as the individual circumstances of the policies presented to us. We believe this business model makes us more competitive in the market and provides us with greater flexibility. We also believe that this model provides a stronger platform for our sustainable growth as a company. Markets are segmented by length of life expectancy and policy face value. The amount of competition in these markets varies according to the demand for such policies.

We believe the viatical and life settlement market in general will substantially increase during the next year due to a number of factors. First, market demand from purchasers remains strong for these transactions. While our historical core of individual purchasers continue to focus on life expectancies between two and seven years, we have also developed substantial interest from and purchased policies for institutional purchasers, which tend to favor longer life expectancies. We also note that competition for such policies has increased, indicating that there is an increased awareness among the financial markets in general of the value of life settlements as an investment vehicle. The favorable market demand is also due, in part, to a continued cautious attitude of purchasers and a desire for alpha (i.e. returns which are not correlated to market indices). We believe we have successfully educated many individual and institutional purchasers about the potential returns available from viatical and life settlements and the inherent diversity they offer from traditional types of investments. Continued general economic uncertainty has led many purchasers to seek alternative investment strategies that diversify their portfolios and avoid economically sensitive investments. Viatical and life settlements provide diversification and are largely independent of the factors contributing to economic downturns, such as interest rate fluctuations and increasing fuel costs. We believe that interest from both individual and institutional purchasers will continue to grow steadily throughout the next fiscal year.

As a form of competition to viatical and life settlements, the life insurance industry has responded with policy features offering various pre-death, cash benefits (sometimes called accelerated death benefits). While in some cases accelerated death benefits may compete with viatical settlements, we do not expect the availability of accelerated death benefits to affect the viatical or life settlement market significantly at this time. The availability of accelerated death benefits is generally more restricted than viatical or life settlements. For example, policies often limit such benefits to persons who have a life expectancy of less than one year, in contrast to viatical and life settlements that are usually available to persons with life expectancies of two to 15 years. Viatical and life settlements generally offer sellers greater amounts than they would receive under accelerated death benefit provisions. An insurance company’s willingness to offer a competitive accelerated death benefit, and the amount of such benefit, may be affected by imputed policy lapse rates. The availability and amount of an accelerated death benefit negatively impacts lapse rates, which could increase policy rates. The competition for new policies limits policy rates and may, indirectly, limit the availability and amount of accelerated death benefits. In addition, we are aware of at least one insurance company actively purchasing life settlements using one of our competitors as its agent.

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

 https://wwwapps.tdi.state.tx.us/pcci/pcci_show_profile.jsp?tdiNum=8967842

Access to capital, the insurance industry’s addition of pre-death cash benefits, law enforcement pressure on companies operating illegally and increasing government regulation have contributed to a stabilization in the number and sophistication of viatical and life settlement companies, both those purchasing for their own accounts and those, like us, who act as agents for our purchasers. We estimate the number of viatical and life settlement companies actively purchasing for their own account or as agents for purchasers to be approximately 12 and the number of active viatical and life settlement brokers at about 25. We are unaware of any company that purchases viatical settlements exclusively. The market has matured and developed to a point where there is no effective market distinction between viatical and life settlements. Our competitors purchase either life settlements exclusively or, like us, a combination of viatical and life settlements. While we believe we are one of the largest viatical and life settlement companies (based on face value of policies settled), competition within the viatical and life settlement market is active among the few companies in this sector and we will continue to experience competition for new viators and life settlors. This competition will have an effect on the prices we pay viators and life settlors, the amount of brokerage and referral fees we pay and the prices we set for the acquisition of policies. We believe the overall market for viatical and life settlements will increase as more seniors become aware of their option to liquidate an unwanted policy through a life settlement. In light of our experience in the market and our estimates concerning competition and supply and demand for policies, we believe our total business volume for viatical and life settlements will be $100 to $120 million in face value for the fiscal year 2007. We base this estimate on the level of business volume we experienced last year as well as an extrapolation from the current year’s business volume. Our total business volume during the 2006 fiscal year was approximately $87 million in face value. This amount represents a 34% increase over the $65 million of our total business volume in fiscal year 2005.

The following table shows the number of viatical and life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for our fiscal years ended February 29, 2004, February 28, 2005 and February 28, 2006:

	2004	2005	2006
Number of settlements	333	289	259
Face value of policies	$41,953,000	$65,082,000	$87,275,000
Average revenue per settlement	$46,837	$64,865	$77,543
Total net revenues derived(1)	$8,218,000	$9,166,000	$8,485,000

(1)	The revenues derived are exclusive of brokerage and referral fees.

We have increased our efforts to market our services to institutional investors and have been successful in attracting institutional clients. We will continue these marketing efforts to institutions and seek to develop services and lines of business specifically tailored for the needs of institutional investors.

In January 2006, we announced the formation of a limited partnership arrangement with a large U.S.-based investment firm. The limited partnership was designed to invest $50 million in life settlement contracts purchased through LPI during fiscal 2007. The limited partnership has not made any purchases to date, however, due to the stringent underwriting standards that the general partner is applying to the available contracts. The arrangement provides for a right of first refusal for policies with face amounts over $2.0 million. If no purchases are made by August 13, 2006, the arrangement may be terminated by us without penalty. Our experience with this limited partnership arrangement has not been typical of our experience with other institutional purchasers.

Industry Regulation and Taxation

General. When the viatical market first arose, it was sparsely regulated. Due in part to abuses within the industry, which were well-publicized, both the federal government and various states moved to regulate the market in the mid-1990’s. These regulations generally took two forms. One sought to apply consumer protection-type regulations to the market. This application was designed to protect both viators and purchasers. Another sought to apply securities regulations to the market, which was designed to protect purchasers. Various states have also used their insurance regulations to attack instances of insurance fraud within the industry.

Consumer Protection Licensing. The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (NAIC). At least 35 states have now adopted some version of this model law or another form of regulation governing in some way viatical or life settlement companies or both. These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to potential viators and/or life settlors, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive.

Licensing in Texas. We are licensed as a viatical and life settlement company by the Texas Department of Insurance. Under the Texas requirements, we must file our transaction documents with the state for approval, make certain disclosures to viators and life settlors, offer a 15-day right of rescission to the viator or life settlor, file certain annual reports with the state, and abstain from unfair business practices. Because all of our transactions occur in Texas, the Department of Insurance has jurisdiction to investigate complaints from any viator or life settlor, irrespective of the state in which that viator or life settlor lives.

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

Employees

As of February 28, 2006, we had 37 direct employees, none of whom are represented by a labor union, as well as over 1,000 licensees who act as independent contractors and refer clients to us for the purchase of viatical and life settlements. We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory.

More about Life Partners

Our executive offices are located at 204 Woodhew, Waco, Texas 76712 and our telephone number is 254-751-7797. Our corporate information website is www.lphi.com. We make available without charge our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to these reports shortly after we file these reports with the SEC. Our informational website for viators and life settlors is www.lifepartnersinc.com.

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

We Are Operating in Markets that May Change Dramatically

We are operating in the viatical and life settlement markets. The viatical settlement market is approximately 15 years old. While the market saw tremendous growth in its initial years, the market growth in recent years has moderated somewhat. The life settlement market is less than a decade old. How and to what extent it will develop is uncertain. Because we are the only publicly reporting company in this industry, the ability to measure the market is difficult to quantify. However, based on public filings and our market experience, we believe the current life settlement market is between $2 to 3 billion of face value. As more insureds become aware of life settlements as a financial planning option, we expect the size of the market to grow substantially. While we have demonstrated our ability to originate, underwrite and place life settlements as well as viatical settlements, any dramatic growth will depend heavily upon the entry of institutional purchasers. Whether we can attract institutional purchasers will depend on our ability to convince these purchasers that we can originate sufficient numbers of qualified policies for purchase and that our policy analysis and pricing practices are sound. Until we attract a sufficient number of institutional clients to provide for consistent and predictable demand, our financial performance during any period may be dramatically affected by the entry or departure of one or more of our institutional clients from the market.

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

Our Operating Results in One or More Future Periods Are Likely to Fluctuate and May Fail to Meet Expectations.

While our revenues have steadily grown, our net operating results have fluctuated in the past and may fluctuate significantly in the future depending on purchaser demand for viatical and life settlements and the timing of settlement closings. Because of these or other factors, our operating results may, in some future period, fall below market expectations. In such event, the market price of our securities might fall. Moreover, fluctuations in our operating results may also result in volatility in the market price of our securities.

Our Success Depends on Maintaining Relationships Within Our Referral Networks

We rely primarily upon brokers to refer potential viators and life settlors to us and upon financial planners, known as licensees, to refer viatical and life settlement purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with the brokers or financial planners and they are free to do business with our competitors. In addition, the pool of brokers and referring financial planners is relatively small, which can increase our reliance on our existing relationships. During fiscal 2006, two brokers accounted for 53% of the policies we purchased based on face value. This compares with a concentration of 48% of policies from a single broker last year. In recent years, we have increased our advertising and market presence in order to attract viators and life settlors to us directly. These efforts have resulted in large increases in the number of policies submitted to us directly. During fiscal 2006, 105 policies were submitted to us directly compared to 180 policies that were submitted by brokers. Policies submitted directly tend to have much smaller face amounts, however, and such policies represented only 10% of the total face value of all policies closed in fiscal 2006 and 12% in fiscal 2005. We are also developing our own network of insurance and financial planning professionals, known as producers, to refer potential sellers to us, and we expect referrals from this source to grow. As with brokers, our ability to build and maintain these relationships will depend upon our closing rates and the level of compensation we pay to the referring professional. The compensation paid to the referring professional will affect the offer price to the seller and the compensation we receive. We must balance these interests successfully to build our referring network and attain greater profitability.

Substantial Growth in the Life Settlement Market Will Depend on Institutional Sources of Capital

Since 1997, we have pursued the life settlement market by soliciting life settlors and establishing a division dedicated exclusively to attracting institutional clients, both domestically and abroad. We have experienced success in attracting such clients and believe that we will continue to attract such institutions as we devote more time and resources into cultivating relationships with them. We believe that the development of such relationships is a key to substantial growth, but we cannot be certain during what period or periods any such institution may choose to do business with us, what the terms of such involvement might be, or how much funding might be involved.

We Depend on Growth in both the Viatical and Life Settlement Market

While the existing markets for viatical and life settlements provide opportunity for growth, greater opportunity lies in the growth in the life settlement market. Growth of the life market and our expansion within the market may be affected by a variety of factors, including:

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

In addition, the life settlement market may evolve in ways we have not anticipated and we may be unable to respond in a timely or cost-effective manner. If the life settlement market fails to grow as quickly as or in the directions we have anticipated, our business, financial condition and results of operations would be materially adversely affected as it relates to our large-scale growth.

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

If we underestimate the average life expectancies, our purchasers will not realize the returns they seek, demand will fall, and purchasers will invest their funds elsewhere. In addition, amounts escrowed for premiums may be insufficient to keep the policy in force. If we overestimate the average life expectancies, the settlement prices we offer viators and life settlors will fall below market levels, supply will decrease, and viators and life settlers will opt for other alternatives. Our ability to accurately predict life expectancies is affected by a number of factors, including:

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

To foster the integrity of our pricing systems, we use both in-house and outside experts, including medical doctors and published actuarial data. We cannot assure you that, despite our experience in settlement pricing, we will not err by underestimating or overestimating average life expectancies or miscalculating reserve amounts for future premiums. If we do so, we could lose purchasers or viators and life settlors, and those losses could have a material adverse effect on our business, financial condition, and results of operations.

Government Regulation Could Negatively Impact Our Business

We are licensed and regulated by the Texas Department of Insurance as a viatical and life settlement company. Texas law requires the licensing of viatical and life settlement providers and governs many aspects of our conduct, operations, advertising and disclosures. Similar laws in other states can affect our activities and those of brokers with whom we do business. In addition, some states and the Securities and Exchange Commission treat viatical and life settlements as securities under state and federal securities laws. Because of legal precedent relating to the structure of our transactions, we do not believe that the application of securities laws will have a material adverse effect on our operations, but cannot assure you that state regulators or private individuals will not file these types of actions in the future or that such actions would not have a material adverse effect on our business. In addition, the State of Virginia has claimed that we are subject to its insurance licensing laws and must be licensed by Virginia to purchase policies from its residents. While we vigorously dispute Virginia’s claims, our litigation costs from the dispute are significant. An adverse outcome in Virginia would increase the costs of future compliance or result in a loss of business from Virginia, either of which could materially affect our business. An adverse outcome could encourage other states to make similar claims. Further, changes in laws or governmental regulation could affect our brokers or clients which could have a material adverse effect on our business.

Our Chairman and Chief Executive Officer Beneficially Owns 54% of Our Common Stock and, as a Result, Can Exercise Significant Influence over Our Company

Mr. Brian D. Pardo, our Chairman and Chief Executive Officer, is defined under SEC regulations as the beneficial owner of approximately 54% of our common stock and exercises voting power by proxy from The Pardo Family Trust over 56% of the common stock (since we cannot vote the 188,433 shares held in our treasury). He will be able to control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Life Partners, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Our Stock Is Thinly Traded and the Stock Price May Be Volatile

Our common stock is traded on the Nasdaq Small Cap market. The Nasdaq Small Cap market requires numerous qualitative standards such as minimum price at initial listing, minimum trading price for a 30-day period and adherence to numerous corporate governance requirements such as an independent audit committee. With an average daily volume of about 13,000 shares for the previous three months, our stock is not widely traded and our share prices may be volatile due to actual or anticipated variations in our quarterly operating results, positive or negative developments concerning our business, our industry or the general economy.

Item 2. Description of Property

Our corporate offices are located at 204 Woodhew in Waco, Texas. We own 1.068 acres at this location and our offices occupy the entire 12,012 square foot office building, which was built on the lot in 1986.

Item 3. Legal Proceedings

On May 26, 2005, we filed an action in the United States District Court for the Eastern District of Virginia entitled Life Partners, Inc. v. Miller et al. Civil Action No. 3:05cv368. We filed the action to prevent Virginia’s enforcement of an insurance regulatory scheme that would require us to register as a settlement “provider” if we deal with a Virginia viator or life settlor. We sought injunctive relief and a declaration that Virginia’s scheme was an impermissible restraint on interstate commerce under the U.S. Constitution. We argued that we had no jurisdictional presence in Virginia and that Virginia’s registration, which is substantially identical to the Texas registration to which we are subject, imposed significant costs without a corresponding public benefit. On March 10, 2006, the U.S. District Court ruled in favor of the State of Virginia and against us. Because this ruling disposed of all questions before the trial court, we filed an appeal of the decision on March 14, 2006 with the U. S. Court of Appeals for the Fourth Circuit. That appeal is currently pending.

We have previously prevailed in litigation involving similar issues with private litigants and we believe recent Supreme Court cases support our position. However, if we do not prevail in this action, other states might make similar claims resulting in significant increases in our regulatory costs or market limitations from avoided states. Although we intend to vigorously pursue this action and we believe we have a sound legal basis for our claims, we cannot guarantee the outcome of this action. If we are successful, we intend to seek an award of our attorney’s fees incurred in the prosecution of this action.

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

PART II

Item 5. Market for Our Common Stock, Related Shareholder Matters and Our Purchases of Equity Securities

Market Information. On May 8, 2006, there were approximately 119 shareholders of record of our Common Stock. Most of our common stock is held beneficially by broker/dealers. We believe that there are approximately 926 beneficial owners of shares of our common stock who hold in street name through brokers.

The following table sets forth the high and low closing bid prices per share of our common stock for each full quarterly period during the two most recent fiscal years, as reported by the Nasdaq Small Cap Market.

			Cash
	High	Low	Dividends
Year Ended 2/28/05
First Quarter	$6.84	$4.75	$.03
Second Quarter	$5.80	$3.56	$.05
Third Quarter	$6.60	$4.91	$.06
Fourth Quarter	$8.65	$4.93	$.05

Year Ended 2/28/06
First Quarter	$7.50	$4.00	$.05
Second Quarter	$5.21	$3.96	$.05
Third Quarter	$4.64	$3.21	$.05
Fourth Quarter	$6.50	$4.60	$.05

On May 23, 2006, the last reported sale price of our common stock on the Nasdaq was $5.57 per share. Our total share volume for April 2006 was approximately 176,200 shares compared to 277,600 shares for the same period last year.

Dividends. We paid common stock dividends of $0.19 per share in fiscal 2005 and $0.20 per share in fiscal 2006. The dividend declared by the Board of Directors has been $0.05 per share in each quarter since August 17, 2004.

Item 6. Management’s Discussion and Analysis

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements.

We provide the following discussion to assist in understanding our financial position as of February 28, 2006, and results of operations for the years ended February 28, 2006 and 2005. As you read this discussion, refer to our Consolidated Statements of Income and our Consolidated Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements.

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

We recognize income at the time a settlement closes and the purchaser has obligated itself to make the purchase. We defer $100 per viatical settlement and $200 per life settlement to cover minor monitoring services provided subsequent to the settlement date. We amortize this deferred cost over the anticipated life expectancy of the insureds.

For life insurance policies purchased for our own account in fiscal years 2006 and 2005, we followed Financial Standards Board Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4), which required that we reduce our investment in the policies to the cash surrender value of such policies with any differences between cost and cash surrender value being charged to expense.

On March 27, 2006, FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued, which amends FTB 85-4. The FASB Staff Position states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. FSP FTB 85-4-1 is required to be applied to fiscal years beginning after June 15, 2006. We have elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007). We expect to value our investments in life settlement contracts using the investment method.

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

We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. As of February 28, 2006, we had recognized no impairment.

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

New Accounting Pronouncements

In December, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. While the provisions of FAS 123(R) are not required for us until March 1, 2006, we have elected to apply the FAS 123(R) principles to stock options and other grants during this and all subsequent fiscal years. Since no options were granted, modified or settled during fiscal 2006, there was no stock-based compensation expense included in net income for the year ended February 28, 2006. Application of the FAS 123(R) principles to stock options and other grants during fiscal 2005 would have resulted in an additional $133,000 in expense.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but we do not currently expect SFAS 154 to have a material impact on our financial statements.

In June 2005, the EITF reached a consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. EITF Issue 04-10 confirmed that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS 131, Disclosure about Segments of an Enterprise and Related Information. The consensus in this issue should be applied for fiscal years ending after September 30, 2005, and the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The adoption of EITF Issue 04-10 is not expected to have a material impact on our disclosures.

On March 27, 2006, FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued. FSP FTB 85-4-1 states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. FSP FTB 85-4-1 is required to be applied to fiscal years beginning after June 15, 2006. The adoption of FSP FTB 85-4-1 is expected to have a material impact on future disclosures. We have elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007). We expect to value our investments in life settlement contracts using the investment method.

Life Partners

We are the oldest and one of the largest viatical and life settlement companies in the world. We are also the only publicly held viatical and life settlement company in the world. Our revenues are primarily derived from fees associated with facilitating viatical and life settlements.

Comparison of Years Ended February 28, 2006, and 2005

We had net income of $1,143,751 for the year ended February 28, 2006 (fiscal 2006), as compared to net income of $2,683,129 for the year ended February 28, 2005 (fiscal 2005). This decrease in net income is attributable primarily to a 21% increase in brokerage fees and significant, but non-recurring legal and settlement expenses. Legal costs for fiscal 2006 were $1,545,149 compared to $236,974 in fiscal 2005. These costs were attributable primarily to our prosecution of a lawsuit against the State of Virginia. See Item 3. Legal Proceedings. This expense, while non-recurring, resulted in a substantial reduction in our net income for the year.

Revenues - Revenues increased by $1,337,555 or 7% from $18,746,098 in fiscal 2005 to $20,083,653 in fiscal 2006. This increase was due primarily to a 20% increase in the average revenue per settlement from $64,865 in fiscal 2005 to $77,543 in fiscal 2006.

The number of settlements we transacted this year decreased by 10% from last year. The decrease in numbers, however, was offset by an increase in total business volume (measured in face amount of policies transacted during the period), which was up 34% over fiscal 2005.

We believe the increasing demand for our services results from investment trends toward diversifying investment portfolios and avoiding economically sensitive investments. Returns on viatical and life settlements are linked to the lives of the insureds. As such, the settlements function independently from traditional equity and debt markets and commodity investments. As the oldest and one of the largest providers of viatical and life settlements, we benefit from these trends in the investing community. Demand for our services emanates from both domestic and international purchasers, and the ratio of domestic clients to international clients was relatively unchanged from last year. In fiscal 2006, approximately 86% of our business was from domestic purchasers while approximately 13% was from foreign purchasers. In fiscal 2005, this ratio was 81% from domestic business and 19% from foreign business. We do not anticipate significant changes in the ratio between domestic and foreign business. During the past year, we completed purchases for a closed-end fund based in the Bahamas and we anticipate the launch of a second fund by the same fund managers during the 2006 calendar year.

Brokerage and Referral Fees - Brokerage and referral fees increased 21% or $2,018,831 from $9,579,779 in fiscal 2005 to $11,598,610 in fiscal 2006. Brokerage and referral fees constituted 57% of revenues in fiscal 2006 compared to 51% in fiscal 2005. The increase in brokerage and referral fees was due primarily to a 7% increase in revenues and higher face values of policies transacted.

Brokerage and referral fees generally increase or decrease with revenues, face values of policies transacted and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual viators and life settlors whom they represent. In some instances, several brokers may compete for representation of the same seller, which will result in lower broker fees. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, individual agreements between clients and their referring financial planners. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly.

Expenses - General and administrative expenses increased by 34% or $1,499,957 from $4,471,291 in fiscal 2005 to $5,971,248 in fiscal 2006.  Included in fiscal 2006 general and administrative expenses are substantial non-recurring legal expenses of $1,545,149 associated with the prosecution of a legal action against the State of Virginia. See Item 3. Legal Proceedings. In unrelated legal actions, we experienced non-recurring settlement expenses of $388,808 in fiscal 2006 compared to $95,706 in fiscal 2005.

We made advances on policy premiums primarily to maintain certain older viatical settlement transactions. The contracts, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy. While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers. Reimbursements for these premiums come from either the purchasers or from the distribution of such purchaser’s proceeds paid when the viator dies. Policy advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. During fiscal 2006 and 2005, we made premium advances of $1,185,929 and $820,599 respectively, and were reimbursed $283,084 and $130,306, respectively. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive. Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

We also incurred $620,764 in policy acquisition expense associated with the purchase of policies for our own investment. Policy acquisition expense resulted from the write-down of acquisition costs to the policies’ cash surrender values under the accounting treatment applied in fiscal 2006. The FASB has amended the treatment used in fiscal 2006. As amended, the treatment would permit us to record acquired policies at the investment value (generally theirpurchase price) and avoid future write-downs. We also experienced gains related to the sale of policies for our own investment, which are discussed below under the heading Investing and Financing Activities.

Interest expense increased from $31,507 in fiscal 2005 to $138,063 in fiscal 2006, due to the additional line of credit and note payable during fiscal 2006.

Income Taxes - Income tax expense decreased by $501,769 from $1,340,500 in fiscal 2005 to $838,731 in fiscal 2006 due to an increase in our deferred tax benefit, resulting from the premium advances we paid, and a 51% decrease in income before taxes.

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities during fiscal 2006, were $1,184,725 compared with net cash flows provided by operating activities of $2,037,356 for fiscal 2005. This decrease in cash flows from operating activities was attributable primarily to a decrease in net income from $2,683,129 in fiscal 2005 to $1,143,751 in fiscal 2006. Our accounts receivable decreased $288,033 in fiscal 2006 compared with an increase of $510,404 in fiscal 2005. Accounts payable increased $289,016 in fiscal 2006 and $882,983 in fiscal 2005 and accrued liabilities increased $249,177 in fiscal 2006 compared with a decrease of $598,075 in fiscal 2005. Our cash during fiscal 2006 increased $684,950 and decreased $2,071,868 in fiscal 2005.

Investing and Financing Activities - In fiscal 2006, our sources of net cash came principally from operations, $1,184,725, from loan proceeds, $2,291,018, and from proceeds on the sale of policies held for investment purposes, $1,651,208. We used the cash to make advances on policy premiums, to fund investing activities and to pay dividends. We used cash of $746,685 in investing activities in fiscal 2006. We placed $413,055 in income funds compared to $1,614,792 in fiscal 2005. The amounts invested in property and equipment in fiscal 2006, $145,006, was also lower than the $553,992 invested in fiscal 2005. These lower amounts were partially offset by the $663,344 in investment banking and related transaction costs we incurred in fiscal 2006 in connection with an institutional limited partnership for settlement acquisitions. We incurred no such fees in fiscal 2005. We used additional cash to pay dividends of approximately $1.9 million in fiscal 2006, which maintained the prior dividend level. We also used $1,176,269 to buy interests in policies for investment purposes and recognized proceeds of $1,651,208 from the sale of such policies.

Our present business model - in which we facilitate settlements, but generally do not buy for our own account - does not require large cash amounts. Our business model may change, however. We were successful in our effort to persuade the Financial Accounting Standards Board to review and revise the accounting treatment for purchases of life settlements. Under this new accounting treatment, a purchaser of life settlements may record the value of the life settlement using either the investment method (the initial purchase price and capitalization of premiums and other continuing costs) or the fair value method (the initial purchase price and remeasured on a fair value basis at each reporting period). Prior accounting rules required the purchaser to write down the initial purchase price to the cash surrender value of the underlying policies, which was typically much less than the initial purchase price. Because of this favorable accounting change, we may alter our cash usage to purchase more policies for our own investment purposes.

We are also expanding our services to accommodate the investment strategies and transaction structuring goals of institutional investors. We have already been retained as a fund advisor and anticipate expanding these services in combination with our current life settlement provider services. In addition to our compensation for our policy acquisition services, we would receive annual fees for our management services and may participate in revenue sharing, equity or other compensation structures. Our participation in these funds would result in the accrual of an interest in policies held for investment purposes. We have participated as a limited partner in forming one such fund, but the general partner has not yet authorized the purchase of any settlements.

Our financial strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for both viatical and life settlements will continue to grow during the next year, especially as the prospects for economic conditions remain uncertain. In response to the projected demand for qualified viatical and life settlement policies, we are increasing our advertising and educational awareness to potential sellers of policies and will continue to expand our marketing efforts to purchasers of life settlements with a special focus on institutional purchasers.

Capital Resources and Other Assets - On February 28, 2006, we had working capital of $2,043,251. We believe future viatical and life settlement operations will generate sufficient profits and cash flows to meet our anticipated working capital needs. Services related to life settlements are currently marketed and performed in a manner similar to viatical settlements, although primarily to institutional purchasers.

In fiscal 2005, we acquired a woolly mammoth specimen and related artifacts from Russia. The woolly mammoth and artifacts are presented in a museum-quality display at our corporate headquarters, where we encourage educational tours. We view our collection as a promotional tool to build community awareness and publicity. We believe a strong community presence promotes better employee relations and better relations with the stakeholders with whom we do business. At this point, we think the collection is well-suited for its purposes and do not anticipate further capital expenditures or expense to expand the collection.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

Contractual Obligations and Commitments

The following table reflects our outstanding contractual obligations and commitments as of February 28, 2006:

Contractual Obligations	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Line of Credit	$1,891,018	$1,891,018	$—	$—	$—
Long-term debt	454,245	50,997	110,995	124,178	168,075
Artifacts	100,000	100,000	—	—	—
Operating leases	62,346	36,675	25,671	—	—
Note Payable	400,000	—	400,000	—	—
Total obligations	$2,907,609	$2,078,690	$536,665	$124,178	$168,075

Item 7. Financial Statements

Our audited Consolidated Financial Statements, together with the report of auditors and the notes to the Consolidated Financial Statements, begin on page 24 of this report.

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

LIFE PARTNERS HOLDINGS, INC.

Date: May 26, 2006	By:	/s/ Brian D. Pardo

Name: Brian D. Pardo Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian D. Pardo	President, Principal Executive Officer, and Director	May 26, 2006
Brian D. Pardo

/s/ Nina Piper	Treasurer	May 26, 2006
Nina Piper

/s/ R. Scott Peden	Secretary, Director	May 26, 2006
R. Scott Peden

/s/Tad Ballantyne	Director	May 26, 2006
Tad Ballantyne

/s/ Harry Goodall	Director	May 26, 2006
Lt. Gen. Harry Goodall

/s/ Fred Dewald	Director	May 26, 2006
Fred Dewald

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheet of LIFE PARTNERS HOLDINGS, INC. and subsidiaries as of February 28, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended February 28, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the consolidated financial position of Life Partners Holdings, Inc. and subsidiaries as of February 28, 2006, and the consolidated results of its operations and cash flows for the years ended February 28, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma

May 4, 2006

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2006
Page 1 of 2

ASSETS
CURRENT ASSETS:
Cash	$1,787,239
Investment in securities	3,715,678
Accounts receivable - trade	2,145,501
Accounts receivable - employees and others	96,494
Prepaid expenses	257,532
Total current assets	8,002,444

PROPERTY AND EQUIPMENT:
Land and building	954,103
Proprietary software	349,112
Machinery and equipment	675,709
Transportation equipment	135,500
2,114,424

Accumulated depreciation	(676,013)
1,438,411
OTHER ASSETS:
Premium advances net of reserve for uncollectible of $2,511,062	—
Investments in policies	6,144
Other	721,700
Investment in partnership	663,344
Deferred income taxes	1,165,000
2,556,188
Total Assets	$11,997,043

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2006
Page 2 of 2

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	2,270,250
Accrued liabilities - contingencies and other	1,284,969
Current portion of long-term debt	150,997
Short-term notes payable	1,891,018
Deferred revenue	245,000
Income taxes payable	$116,959
Total current liabilities	5,959,193
LONG-TERM DEBT, net of current portion shown above	803,248

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 10,000,000 shares authorized; 9,615,586 shares issued and outstanding	96,156
Additional paid-in capital	10,608,398
Accumulated deficit	(4,856,351)
Accumulated other comprehensive loss	(241,460)
Less: Notes receivable issued for common stock	(372,141)
Less: Treasury stock - 188,433 shares	—
Total shareholders' equity	5,234,602
Total Liabilities and Shareholders' Equity	$11,997,043

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005

	2006	2005
REVENUES	$20,083,653	$18,746,098
BROKERAGE AND REFERRAL FEES	11,598,610	9,579,779
REVENUES, NET OF BROKERAGE FEES	8,485,043	9,166,319
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	5,971,248	4,471,291
Settlement costs and other	388,808	95,706
Depreciation and amortization	213,382	161,900
	6,573,438	4,728,897
INCOME FROM OPERATIONS	1,911,605	4,437,422
OTHER INCOME (EXPENSES):
Interest and other income	671,152	392,031
Interest expense	(138,063)	(31,507)
Premium advances, net	(902,845)	(690,293)
Policy acquisition expense	(620,764)	(5,261)
Gain on sale of policies for investment purposes	1,100,967	—
Realized (loss) on investments	(39,570)	(78,763)
	70,877	(413,793)
INCOME BEFORE INCOME TAXES	1,982,482	4,023,629
INCOME TAXES:
Current tax expense	1,186,731	1,541,500
Deferred tax benefit	(348,000)	(201,000)
	838,731	1,340,500
NET INCOME	$1,143,751	$2,683,129

EARNINGS PER SHARE:
Basic	$0.12	$0.28
Diluted	$0.12	$0.28
AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING: Basic and Diluted	9,409,102	9,443,865

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$1,143,751	$2,683,129
Unrealized gain (loss) on investment securities	(228,226)	10,262
COMPREHENSIVE INCOME	$915,525	$2,693,391
BASIC AND DILUTED EARNINGS PER SHARE: Comprehensive income	$0.10	$0.29

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005

	Common Stock						Treasury Stock
	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity
Balance,
February 29, 2004	9,711,400	$97,114	$10,327,540	$(4,948,719)	$(23,496)	$(478,431)	236,615	$—	$4,974,008
Dividends declared	—	—	—	(1,838,270)	—	—	—	—	(1,838,270)
Options exercised	65,000	650	359,050	—	—	—	(30,000)	—	359,700
Options issued			75,000		—		—	—	75,000
Shares returned to the treasury	(160,814)	(1,608)	(153,192)	—	—	154,800	—	—	—
Other comprehensive	—	—	—	—	10,262	—	—	—	10,262
Net income for the year ended	—	—	—	—	—	—	—	—	—
February 28, 2005	—	—	—	2,683,129	—	—	—	—	2,683,129
Balance,
February 28, 2005	9,615,586	96,156	10,608,398	(4,103,860)	(13,234)	(323,631)	206,615	—	6,263,829
Dividends declared	—	—	—	(1,896,242)	—	—	—	—	(1,896,242)
Other comprehensive loss	—	—	—	—	(228,226)	—	—	—	(228,226)
Note for stock accrued interest	—	—	—	—	—	(48,510)	—	—	(48,510)
Shares returned to officer	—	—	—	—	—	—	(18,182)	—	—
Net income for the year ended		—	—	—	—	—	—	—	—
February 28, 2006	—	—	—	1,143,751	—	—	—	—	1,143,751
Balance,
February 28, 2006	9,615,586	$96,156	$10,608,398	$(4,856,351)	$(241,460)	$(372,141)	188,433	$—	$5,234,602

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,143,751	$2,683,129
Adjustments to reconcile net income to operating activities-
Depreciation and amortization	213,382	161,901
Policy acquisition expense	620,764	—
Gain on sale of policies for investment purposes	(1,100,967)	—
Stock options issued for services	—	75,000
(Increase) decrease in operating assets:
Accounts receivable	288,033	(510,404)
Prepaid expenses	(240,496)	15,568
Deferred income taxes	(348,000)	(201,000)
Increase (decrease) in operating liabilities:
Accounts payable	289,016	882,982
Accrued liabilities	249,177	(598,075)
Income taxes payable	3,715	(481,995)
Deferred revenue	66,350	10,250
Net cash provided by operating activities	1,184,725	2,037,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	(413,055)	(1,614,792)
Purchases of property and equipment	(145,006)	(553,992)
Purchases of policies for investment purposes	(1,176,269)	—
Proceeds from sale of policies for investment purposes	1,651,208	—
Purchases of artifacts and other	(219)	(415,404)
Investment in partnership	(663,344)	—
Net cash used in investing activities	(746,685)	(2,584,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(147,866)	(96,466)
Proceeds from notes payable	2,291,018	50,000
Stock options exercised	—	359,700
Dividends	(1,896,242)	(1,838,270)
Net cash provided by (used in) financing activities	246,910	(1,525,036)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	684,950	(2,071,868)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,102,289	3,174,157
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,787,239	$1,102,289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$94,084	$31,507
Income taxes paid	$1,070,581	$1,360,500

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS:
Unrealized gains (loss) on marketable securities	$(228,226)	$10,262

See the accompanying summary of accounting policies and notes to the financial statements.

(1) DESCRIPTION OF BUSINESS

Life Partners Holdings, Inc. ("we” or “Life Partners”) is a Texas corporation engaged in facilitating viatical and life settlement transfers. We are the parent company of Life Partners, Inc. (“LPI”), which is the oldest and one of the largest viatical settlement companies in the United States. Viatical and life settlements involve the purchase of the life insurance policies of terminally ill persons (viatical settlements) or elderly persons (life settlements) at a discount to their face value.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by Life Partners:

Certain 2005 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

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

Premium Advances - We follow the practice of fully reserving all premium advances at the time such advances are made. When premium advances are repaid, the repayments are offset against the premium expense. During the fiscal years ended February 28, 2006 and 2005 we advanced premiums totaling $1,185,929 and $820,599, respectively, and received repayments of advances of $283,083 and $130,306, respectively.

Consolidation - The consolidated financial statements include the accounts of Life Partners and its wholly owned subsidiaries, as described in Note 1 above. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition - We recognize income at the time a settlement has been closed and the purchaser has obligated itself to make the purchase. We defer $100 per viatical settlement and $200 per life settlement to cover minor monitoring services provided subsequent to the settlement date and to amortize this deferred cost over the anticipated life expectancy of the insureds.

Investment in Life Insurance Policies - For fiscal 2006 and prior fiscal years, in accordance with Financial Standards Board Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4), we reduced our investment in life insurance policies to their cash surrender value with any differences between cost and cash surrender value being charged to expense. At February 28, 2006, we held investments in 25 life insurance policies with face value amounts totaling $636,396, which have been reduced to the carrying value of $6,144.

On March 27, 2006, the FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued, which amended FTB 85-4. FSP FTB 85-4-1 states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. FSP FTB 85-4-1 is required to be applied to fiscal years beginning after June 15, 2006. We have elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007). The adoption of FSP FTB 85-4-1 is expected to have a material impact on future disclosures. We expect to value our investments in life settlement contracts using the investment method.

Property and Equipment - Our property and equipment are depreciated over their useful lives using the straight-line method. The useful lives of property and equipment for purposes of computing depreciation are:

Building	30 years
Machinery and equipment	5 years
Transportation equipment	5 to 9 years

Artifacts and Other - The artifacts and other assets are stated at cost. We have evaluated these assets and believe there is no impairment in their value as of February 28, 2006.

Impairment of Long-lived Assets - We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets to be Disposed of (FAS 121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of February 28, 2006, no impairment has been indicated.

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

Concentrations of Credit Risk and Major Customers - In fiscal 2006, compensation to two licensees comprised 44% of all brokerage and referral fees compared to compensation to a single licensee which constituted 38% of all brokerage and referral fees in fiscal 2005. Compensation to two brokers in fiscal 2006 comprised 27% of all brokerage and referral fees compared to compensation to a single broker which constituted 25% of all brokerage and referral fees in fiscal 2005.

(3) NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151 Inventory Costs - an amendment of ARB No. 43, Chapter 4. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. While the provisions of FAS 123(R) are not required for us until March 1, 2006, we have elected to apply the FAS 123(R) principles to stock options and other grants during fiscal 2006 and all subsequent fiscal years. Since no options were granted, modified or settled during fiscal 2006, there was no stock-based compensation expense included in net income for the year ended February 28, 2006. Application of the FAS 123(R) principles to stock options and other grants during fiscal 2005 would have resulted in an additional $133,000 in expense.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but we do not currently expect SFAS 154 to have a material impact on our financial statements.

In June 2005, the EITF reached a consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. EITF Issue 04-10 confirmed that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS 131, Disclosure about Segments of an Enterprise and Related Information. The consensus in this issue should be applied for fiscal years ending after September 30, 2005, and the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The adoption of EITF Issue 04-10 is not expected to have a material impact on our disclosures.

On March 27, 2006, the FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued. The FASB Staff Position states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. FSP FTB 85-4-1 is required to be applied to fiscal years beginning after June 15, 2006. The adoption of FSP FTB 85-4-1 is expected to have a material impact on future disclosures. We have elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007). We expect to value our investments in life settlement contracts using the investment method.

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

The cost and estimated market value of the investment securities classified as available-for-sale as of February 28, 2006 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Value
Market Income Funds	$3,957,137	$81,256	$(322,715)	$3,715,678

We incurred capitalized costs of $663,344 in connection with a limited partnership arrangement with a large U.S.-based investment firm. The limited partnership was designed to invest $50 million in life settlement contracts purchased through LPI during fiscal 2007. The limited partnership has not made any purchases to date due to the stringent underwriting standards that the general partner is applying to the available contracts. If no purchases are made by August 13, 2006, the arrangement may be terminated by us without penalty. If the arrangement is terminated, we would be required to recognize those capitalized costs as an expense during the quarter in which the limited partnership was terminated.

(5) LEASES

We lease various equipment under non-cancelable operating leases expiring in various years through 2009.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 28, 2006 for each of the next five years and in the aggregate are:

Twelve months ending February 28,	Amount
2007	$36,675
2008	23,838
2009	1,833
Total minimum future rental payments	$62,346

Rental expense was $36,675 and $36,675 for the years ended February 28, 2006 and 2005, respectively.

Certain operating leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(6) NOTE PAYABLE

We maintain a revolving credit line of $2,400,000 for the purchase of policies for our own account and for short-term cash flow management.  The credit line is secured by our cash and securities on deposit.  As of February 28, 2006, the line of credit carried an interest rate of New York prime and had an outstanding balance of $1,891,018.

(7) LONG-TERM DEBT

As of February 28, 2006, we had the following long-term debt:

	Current	Long-Term
5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$50,997	$403,248
5.51% note payable to a bank, due with accrued interest through August 2007, secured by certificate of deposit	—	400,000
Non-interest bearing note payable to an individual, due in semi-annual installments of $50,000 through December 2006, secured by Russian artifacts	100,000	—
	$150,997	$803,248

Maturities on long-term debt for each of the next five years and thereafter are as follows:

Amount
February 28,
2007	$150,997
2008	453,018
2009	57,054
2010	60,347
2011	63,831
Thereafter	168,998
$954,245
(8) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at February 28, 2006, result in an increase in the deferred tax asset of approximately $348,000, which we believe to be fully realizable.

Following are the components of the deferred tax asset as of February 28, 2006:

Excess tax over financial accounting -
Depreciation	$(129,000)
Excess financial accounting over tax -
Accrued contingency costs	214,000
Reserve for premium advances	967,000
Acquired life insurance policies	2,000
IRS interest not deductible	111,000
Net deferred tax asset	$1,165,000

The difference between our effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the years ended February 28, 2006 and 2005:

	2006	2005
United States statutory rate	34.0%	34.0%
State of Texas statutory rate	4.5%	4.5%
Expected combined rate	38.5%	38.5%
Additional tax associated with expenses not currently deductible for tax	21.4%	—
Surtax and other	(17.6)%	(5.8)%
Combined effective tax rate	42.3%	32.7%

(9) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends. We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

		Dividend
Date Declared	Date Paid	Amount
02/29/04	03/15/04	$0.04
05/10/04	06/15/04	$0.04
08/17/04	09/15/04	$0.05
11/15/04	12/15/04	$0.06
02/14/05	03/15/05	$0.05
05/17/05	06/17/05	$0.05
08/17/05	09/19/05	$0.05
11/18/05	12/14/05	$0.05
02/21/06	03/15/06	$0.05

Stock Options. In April 2004 and November 2004, we granted stock options in the amount of 250,000 shares of its common stock to a consultant and licensee. Before 2006, we accounted for those options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation was reflected in 2005 net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective March 1, 2005, we adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, SFAS 123(R), Share-Based Payment and SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

SFAS 123(R) established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services by requiring a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award. For all unvested options outstanding as of March 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. For stock options granted or modified subsequent to March 1, 2005, compensation expense, based on the fair value on the date of grant or modification, will be recognized in our financial statements over the vesting period. The fair value of employee stock options is estimated using the Black-Scholes option pricing model. Excess tax benefits are recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits is presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost is recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

Under the modified prospective method of adoption that we selected under the provision of SFAS 148, compensation cost recognized in fiscal 2006 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Results for prior years have not been restated. For the years ended February 28, 2006 and 2005, we recorded $0 and $133,000, respectively, in compensation cost related to the stock options.

Information with respect to stock options and warrants outstanding to certain employees, directors and service providers are as follows:

	2006
	Shares	Average Exercise Price
Outstanding at beginning of year	250,000	$6.02
Exercised	0	$0.00
Issued	0	$0.00
Expired	(50,000)	$(6.00)
Outstanding at the end of year	200,000	$6.02

Options Outstanding			Options Exercisable
Shares Outstanding At 2/28/06	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 2/28/06	Average Exercise Price
100,000.58		$6.00	100,000	$6.00
100,000	1.75	$6.06	100,000	$6.06
200,000	2.33	$6.02	200,000	$6.02

(10) RELATED PARTY TRANSACTIONS

We currently operate under an agreement with ESP Communications, Inc. (ESP), which is owned by the wife of our president. Under the agreement, ESP performs specified administrative duties on behalf of us. Either party may cancel the agreement with a thirty day written notice. We currently pay ESP $7,500 on a semi-monthly basis for its services. We recorded management services expense concerning this agreement with ESP of approximately $180,000 for each of the years ended February 28, 2006 and 2005.

(11) CONTINGENCIES

We are aware of certain instances wherein the insurance companies denied payment on policies in which LPI arranged the settlement with purchasers. Most of these denials relate to policies settled before 1998 and involve technical legal issues that were not fully appreciated when the policies were initially reviewed. Face value of the policies in question total $555,417. During the fiscal year ended February 28, 2006, we paid $15,000 to these purchasers and have accrued another $102,499 for future claims that might arise on these policies.

We have elected to advance premiums on certain older polices on which the initial premium payment reserves have been fully utilized. We have no legal obligation to make these advances and do so only in cases when there is a risk of policy lapse due to the failure of a purchaser to pay the premiums. We initiated and continue to follow this practice as a goodwill gesture. On final settlement, we are usually reimbursed for these advances. We have elected to reserve advances when collection is not certain and, if collectible, the time to collection is not certain. We believe we cannot reasonably estimate the future cost of the advances because we cannot predict the rate at which investors might fail to make premium payments. During the fiscal years ended February 28, 2006 and 2005, we advanced premiums totaling $1,185,929 and $820,599, respectively, and received repayments of advances of $283,083 and $ 130,306, respectively.

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description
3.2	Amended Articles of Incorporation, dated February 19, 2003 (1)
3.2	Bylaws (2)
4.1	Form of stock certificate for our common stock (2)
10.1	LPHI Omnibus Equity Compensation Plan* (2)
14	Code of Ethics for Directors and Executive Officers (1)
21	Subsidiaries of the Issuer
31	Rule 13a-14(a) Certifications
32	Section 1350 Certification

*	Denotes a management contract or compensatory plans or arrangements.
(1)	These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and is incorporated by reference herein.
(2)	These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2000, and are incorporated by reference herein.