Form 10QSB
period 2006-05-31
LIFE PARTNERS HOLDINGS INC
filed 2006-07-17
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Shares of Common Stock, $.01 par value, outstanding as of May 31, 2006: 9,615,586

Transitional Small Business Disclosure Format: Yes [ ] No [X]

LIFE PARTNERS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC. CONSOLIDATED BALANCE SHEET MAY 31, 2006 Page 1 of 2 (Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,778,857
Investment in securities	3,581,896
Accounts receivable - trade	1,481,319
Accounts receivable - employees and others	233,792
Prepaid expenses	49,510
Total current assets	7,125,374

PROPERTY AND EQUIPMENT:
Land and building	954,103
Proprietary software	386,312
Furniture, fixtures and equipment	674,388
Transportation equipment	135,500
2,150,303
Accumulated depreciation	(732,924)
1,417,379
OTHER ASSETS:
Premium advances net of reserve for uncollectible of $2,762,487	—
Investments in policies	463,213
Artifacts and other	721,700
Investment in partnership	336,574
Deferred income taxes	1,210,000
2,731,487
Total Assets	$11,274,240

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC. CONSOLIDATED BALANCE SHEET MAY 31, 2006 Page 2 of 2 (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,864,605
Accrued liabilities - contingencies and other	916,735
Current portion of long-term debt	101,721
Short-term notes payable	1,845,496
Deferred revenue	248,350
Income taxes payable	406,959
Total current liabilities	5,383,866
LONG-TERM DEBT, net of current portion shown above	789,969

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 10,000,000 shares authorized; 9,615,586 shares issued and outstanding	96,156
Additional paid-in capital	10,608,398
Accumulated deficit	(4,856,767)
Accumulated other comprehensive loss	(375,241)
Less: Notes receivable issued for common stock	(372,141)
Less: Treasury stock - 187,433 shares	—
Total shareholders' equity	5,100,405
Total Liabilities and Shareholders' Equity	$11,274,240

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
(Unaudited)

	2006	2005
REVENUES	$6,166,797	$4,935,925
BROKERAGE AND REFERRAL FEES	4,126,963	2,698,549
REVENUES, NET OF BROKERAGE FEES	2,039,834	2,237,376
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,387,109	1,089,198
Settlement costs and other	24,385	202,896
Depreciation and amortization	57,267	55,751
	1,468,761	1,347,845
INCOME FROM OPERATIONS	571,073	889,531
OTHER INCOME (EXPENSES):
Interest and other income	324,292	114,784
Interest expense	(48,443)	(7,186)
Impairment of partnership	(336,575)	—
Premium advances, net	(251,425)	(164,832)
Realized (loss) on investments	—	(67,611)
	(312,151)	(124,845)

INCOME BEFORE INCOME TAXES	258,922	764,686
INCOME TAXES:
Current tax expense	290,000	377,581
Deferred tax benefit	(221,000)	(82,000)
	69,000	295,581
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	189,922	469,105
Cumulative effect of accounting change, net of income tax of $176,000	281,070	—
NET INCOME	$470,992	$469,105
EARNINGS:
Per share - basic:
Income per share before cumulative effect of accounting change	$0.02	$0.05
Cumulative effect of accounting change	0.03	—
	$0.05	$0.05

Per share - diluted:
Income per share before cumulative effect of accounting change	$0.02	$0.05
Cumulative effect of accounting change	0.03	—
	$0.05	$0.05
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and Diluted	9,409,102	9,408,971
THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$470,992	$469,105
Unrealized (loss) on investment securities	(133,781)	(113,051)
COMPREHENSIVE INCOME	$337,211	$356,054
BASIC AND DILUTED EARNINGS PER SHARE:
Comprehensive income	$0.05	$0.04

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
(Unaudited)

	Common Stock						Treasury Stock
	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity
Balance,
February 28, 2005	9,615,586	$96,156	$10,608,398	$(4,103,860)	$(13,234)	$(323,631)	206,615	$—	$6,263,829
Dividends declared	—	—	—	(470,449)	—	—	—	—	(470,449)
Other comprehensive loss	—	—	—	—	(113,051)	—	—	—	(113,051)
Net income for the three months
ended May 31, 2005	—	—	—	469,105	—	—	—	—	469,105
Balance,
May 31, 2005	9,615,586	$96,156	$10,608,398	$(4,105,204)	$(126,285)	$(323,631)	206,615	$—	$6,149,434
Balance,
February 28, 2006	9,615,586	$96,156	$10,608,398	$(4,856,351)	$(241,460)	$(372,141)	188,433	$—	$5,234,602
Shares issued (treasury)	—	—	—	—	—	—	(1,000)	—	—
Dividends declared	—	—	—	(471,408)	—	—	—	—	(471,408)
Other comprehensive loss	—	—	—	—	(133,781)	—	—	—	(133,781)
Net income for the three months
ended May 31, 2006	—	—	—	470,992	—	—	—	—	470,992
Balance,
May 31, 2006	9,615,586	$96,156	$10,608,398	$(4,856,767)	$(375,241)	$(372,141)	187,433	$—	$5,100,405

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$470,992	$469,105
Adjustments to reconcile net income to operating activities:
Depreciation	57,267	55,751
Impairment of investment in partnership	336,575	—
Cumulative effect of accounting change	(457,070)	—
(Increase) decrease in operating assets:
Accounts receivable	526,884	1,103,786
Prepaid expenses	208,022	7,331
Deferred income taxes	(45,000)	(82,000)

Increase (decrease) in operating liabilities:
Accounts payable	(405,644)	(808,538)
Accrued liabilities	(368,234)	498,161
Income taxes payable	290,000	265,146
Deferred revenue	3,350	1,850
Net cash provided by operating activities	617,142	1,510,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	—	36,946
Purchases of property and equipment	(36,236)	(49,926)
Purchases of artifacts	—	(10,998)
Investment in partnership	(9,804)	—
Net cash used in investing activities	(46,040)	(23,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(108,077)	(61,886)
Dividends	(471,407)	(470,449)
Net cash used in financing activities	(579,484)	(532,335)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,382)	954,279
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,787,239	1,102,289
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,778,857	$2,056,568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$130,183	$7,186
Income taxes paid	$—	$155,764

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Unrealized loss on marketable securities	$(133,781)	$(113,051)

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.
Notes to Consolidated Financial Statements
May 31, 2006
(Unaudited)

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for year ended February 28, 2006 (“Fiscal 2006”), particularly in the sections entitled “Item 1 - Business - Risk Factors” and “Item 6 - Management’s Discussion and Analysis”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Unaudited Interim Financial Information

These Consolidated Financial Statements have been prepared by LPHI without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our most recent Annual Report on Form 10-KSB.

(1) DESCRIPTION OF BUSINESS

Life Partners is a Texas corporation engaged in facilitating viatical and life settlement transfers. We are the parent company of Life Partners, Inc. (“LPI”), which is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance settlements, dealing in both viatical settlements and senior life settlements. Viatical and life settlements involve the purchase of the life insurance policies of terminally ill persons (viatical settlements) or elderly persons (life settlements) at a discount to their face value.

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

The cost and estimated market value of the investment securities classified as available-for-sale as of May 31, 2006, are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Value
Market income funds	$3,957,137	$84,455	$(459,696)	$3,581,896

As of February 28, 2006, we disclosed costs of $673,147 in connection with a limited partnership arrangement with a large U.S.-based investment firm. The limited partnership was designed to invest $50 million in life settlement contracts purchased through Life Partners during Fiscal 2007. The limited partnership has not made any purchases to date due to the stringent underwriting standards that the general partner is applying to the available contracts. As a result, there is risk that the limited partnership may not realize its objective, and we have taken an impairment of $336,575 to our limited partnership asset. If no purchases are made by August 13, 2006, the arrangement may be terminated by us without penalty. If the arrangement is terminated, we would be required to recognize those capitalized costs as an expense during the quarter in which the limited partnership was terminated.

(3) LONG-TERM DEBT

As of May 31, 2006, we had the following long-term debt:

	Current	Long-Term
5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$51,721	$389,969
5.51% note payable to a bank, due with accrued interest through August 2007, secured by certificate of deposit	—	400,000
Non-interest bearing note payable to an individual, due in semi-annual installments of $50,000 through December 2006, secured by Russian artifacts	50,000	—
	$101,721	$789,969

Maturities on long-term debt for each of the next five years and thereafter are as follows:

Amount
February 28,
2007	$101,721
2008	454,707
2009	57,865
2010	61,205
2011	64,737
Thereafter	151,455
$891,690

(4) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at May 31, 2006, result in a deferred tax asset of approximately $1,210,000, which we believe to be fully realizable.

Following are the components of this deferred tax asset as of May 31, 2006:

Excess tax over financial accounting -
Depreciation	$(130,000)
Excess financial accounting over tax -
Accrued contingency costs	201,000
Reserve for premium advances	1,064,000
IRS interest not deductible	79,000
Limited Partnership expenses not deducted	129,000
Valuation allowance	(133,000)
Net deferred tax asset	$1,210,000

The difference between our effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the years ended May 31, 2006 and 2005:

	2006	2005
United States statutory rate	34.0%	34.0%
State of Texas statutory rate	4.5%	4.5%
Expected combined rate	38.5%	38.5%
Items expenses per book, not deductible for income tax purposes	17.4%	10.9%
Surtax, change in valuation allowance and other	(29.3)%	(10.7)%
Combined effective tax rate	26.6%	38.7%

(5) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends. We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
05/10/04	06/15/04	$0.04
08/17/04	09/15/04	$0.05
11/15/04	12/15/04	$0.06
02/14/05	03/15/05	$0.05
05/17/05	06/15/05	$0.05
08/17/05	09/19/05	$0.05
11/18/05	12/14/05	$0.05
02/21/06	03/15/06	$0.05
05/18/06	06/15/06	$0.05

Share Issuance.  During the period, we issued 1,000 shares from treasury to a single shareholder in cancellation of pre-split shares following a 1999 reverse split of our common shares.

Stock-Based Compensation. We account for any stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which we adopted effective March 1, 2005. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. No stock-based employee compensation was reflected in 2005 net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123(R) established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services by requiring a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award. For all unvested options outstanding as of March 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. For stock options granted or modified subsequent to March 1, 2005, compensation expense, based on the fair value on the date of grant or modification, will be recognized in our financial statements over the vesting period. The fair value of employee stock options is estimated using the Black-Scholes option pricing model. The model is a mathematical formula based on an option’s term, exercise price, the risk-free interest rate, the underlying share price and the volatility of the underlying share. While some of these elements are readily observable, establishing the volatility of the underlying share and the expected term of the option require assumptions. We base expected volatility upon the historical volatility of our stock, since in the absence of sufficient volumes of traded options for our stock, we are unable to calculate reliably the implied volatility of our stock. The expected term of options is based on observed historical exercise patterns, which can vary over time. Excess tax benefits are recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits is presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost is recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

Information with respect to stock options and warrants outstanding to certain service providers are as follows:

	2006
	Shares	Average Exercise Price
Outstanding at beginning of period	200,000	$6.02
Exercised	0	$0.00
Issued	0	$0.00
Expired	(50,000)	$(6.00)
Outstanding at the end of period	150,000	$6.02

Options Outstanding			Options Exercisable
Shares Outstanding At 5/31/06	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 5/31/06	Average Exercise Price
50,000.83		$6.00	50,000	$6.00
100,000	1.5	$6.06	100,000	$6.06
150,000	1.28	$6.02	150,000	$6.02

(6) EARNINGS PER SHARE

	For the Three Months Ended May 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to Common Stock	$470,992	9,409,102	$0.05	$469,105	9,408,971	$0.05

Effect of anti-dilutive securities:
Stock Options	—	—	—	—	—	—

Dilution:
Income attributable to common stock, after assumed dilutions	$470,992	9,409,102	$0.05	$469,105	9,408,971	$0.05

(7) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. Face value of the policies in question total $522,322. During the three months ended May 31, 2006, we paid out $33,096 related to these instances and we did not accrue any amounts for future claims that might arise on these policies.

(8) CHANGE IN ACCOUNTING PRINCIPLE REGARDING POLICIES HELD FOR INVESTMENT PURPOSES

A recent change in the preferred method of accounting life settlement contracts held for investment significantly affects our financial statements. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that an investor may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized. FSP FTB 85-4-1 replaces FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account. The cumulative effect of this accounting change increased our net income by $281,070, net of provision for income tax of $176,000. While the overall effect of FSP FTB 85-4-1 is favorable, its application would eliminate much of the deferred tax benefit that we recorded in the prior fiscal year under the former treatment.

We adopted FSP FTB 85-4-1 effective March 1, 2006, and have applied the new policy to the three months ended May 31, 2006. The following table shows how the application of FSP FTB 85-4-1 would have affected our net income and earnings per share during the three months ended May 31, 2005:

	For the Three Months Ended May 31, 2005	Earnings per Share
Net income, as reported	$469,105	$0.05
Policy acquisition costs	297,254	0.03
Deferred income tax	(114,000)	(0.01)
Pro-forma net income under FSP FTB 85-4-1	$652,359	$0.07

In accordance with FSP FTB 85-4-1, we estimate our premium obligation for the policies in which we own for investment purposes to be $87,184 over the next five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Financial Statements.

We provide the following discussion to assist in understanding of our financial position as of May 31, 2006, and results of operations for the three months ended May 31, 2006 and 2005. As you read this discussion, refer to our Consolidated Statements of Income and our Consolidated Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements. We presume that readers have read or have access to our Annual Report on Form 10-KSB for the year ended February 28, 2006 (“Fiscal 2006”). The footnotes to the Consolidated Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

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

We purchase life settlement contracts for our own account. A recent change in the preferred method of accounting life settlement contracts held for investment significantly affects our financial statements. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that an investor may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized. FSP FTB 85-4-1 replaces FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account.

We adopted FSP FTB 85-4-1 effective March 1, 2006, and have applied the new policy to the three months ended May 31, 2006. The cumulative effect of this accounting change increased our net income for the quarter ended May 31, 2006 by $281,070, net of provision for income tax of $176,000. The following table shows how the application of FSP FTB 85-4-1 would have affected our net income and earnings per share during the three months ended May 31, 2005:

	For the Three Months Ended May 31, 2005	Earnings per Share
Net income, as reported	$469,105	$0.05
Policy acquisition costs	297,254	0.03
Deferred income tax	(114,000)	(0.01)
Pro-forma net income under FSP FTB 85-4-1	$652,359	$0.07

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

We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. As of May 31, 2006, we had recognized no impairment.

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

We account for any stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. We base expected volatility upon the historical volatility of our stock, since in the absence of sufficient volumes of traded options for our stock, we are unable to calculate reliably the implied volatility of our stock. The expected life of options is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, the amount of expense should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our historical experience with forfeitures is limited and we do not anticipate material forfeiture adjustments. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

New Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. As of March 1, 2006, we began applying the FAS 123(R) principles to stock options and other grants during Fiscal 2006 and all subsequent fiscal years. Since no options were granted, modified or settled during the quarter ended May 31, 2006, there was no stock-based compensation expense included in net income for such quarter.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date.

In June 2005, the EITF reached a consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. EITF Issue 04-10 confirmed that operating segments that do not meet the quantitative thresholds could be aggregated only if aggregation is consistent with the objective and basic principles of SFAS 131, Disclosure about Segments of an Enterprise and Related Information. The consensus in this issue should be applied for fiscal years ending after September 30, 2005, and the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The adoption of EITF Issue 04-10 is not expected to have a material impact on our disclosures.

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

Life Partners

General. Life Partners Holdings, Inc. (“We” or “Life Partners”) is the parent company of Life Partners, Inc. (“LPI”). LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance settlements, dealing in both viatical settlements and senior life settlements.

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

A life settlement differs from a viatical settlement in that the insured in a life settlement is not terminally ill, is 65 years of age or older, and has a life expectancy of ten years or less. Senior life settlements appeal to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in circumstances. The settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed. Because these policies often have substantially larger face values, their acquisition costs are higher. Therefore, purchasers of life policies are generally large institutional purchasers, although smaller face policies are attractive to high net worth individuals or small institutional purchasers.

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

The following table shows the number of viatical and life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended May 31, 2005 and 2006:

	Three Months Ended May 31,
	2006	2005
Number of settlements	68	62
Face value of policies	$28,723,365	$18,095,000
Average revenue per settlement	$90,688	$79,612
Net revenues derived(1)	$2,039,834	$2,237,376

(1)	The revenues derived are exclusive of referring brokerage and referral fees.

We have increased our efforts to market our services to institutional investors and have been successful in attracting institutional clients. We will continue these marketing efforts to institutions and seek to develop services and lines of business specifically tailored for the needs of institutional investors.

In January 2006, we announced the formation of a limited partnership arrangement with a large U.S.-based investment firm. The limited partnership was designed to invest $50 million in life settlement contracts purchased through Life Partners during fiscal 2007. The limited partnership has not made any purchases to date, however, due to the stringent underwriting standards that the general partner is applying to the available contracts. Because we believe it is unlikely that we will be able to capitalize those costs, we have taken an impairment of $336,575 to our limited partnership asset. If no purchases are made by August 13, 2006, we may terminate the arrangement without penalty. If the arrangement is terminated, we would be required to recognize those capitalized costs as an expense during the quarter in which the limited partnership was terminated.

Comparison of the Three Months Ended May 31, 2006 and 2005

We reported net income of $470,992 for the three months ended May 31, 2006, as compared to net income of $469,105 for the three months ended May 31, 2005. Our net income was affected primarily by the following factors: (1) a $281,070 cumulative effect of an accounting change related to the purchase of policies for investment purposes net of provision of income tax of $176,000, offset by (2) a $336,575 impairment charge to a limited partnership asset resulting from formation expenses which we anticipate will not be able to be capitalized as expected and (3) a $297,910 or 27% increase in general and administrative expenses. The number of settlements transacted during the period increased from 62 to 68 with a 14% increase in average revenue per settlement. The cumulative effect of the accounting change resulted in an increase in net income by reducing the amount of expense related to prior purchases of life insurance policies which are held for investment purposes. Prior to March 1, 2006, we followed Financial Standards Board Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4), which required that we reduce our investment in the policies to the cash surrender value of such policies with any differences between cost and cash surrender value being charged to expense. With the adoption of FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors, we now account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. The cumulative effect of the accounting change reflects the one-time write up of the expenses previously associated with all policies purchased to date which we hold for investment purposes. For more information on this change in accounting principle, see Footnote 8.

Revenues - Revenues increased by $1,230,872 or 25% from $4,935,925 in 2005 to $6,166,797 in 2006. Our total business volume (measured by face value of policies purchased) increased during the period by 59%. This increase is a result of the increase in the number of life settlements transacted through us since life settlements tend to have higher face values than viatical settlements. The increase in our average revenue per settlement reflects higher acquisition prices for policies with higher face values. However, our net revenues decreased by $197,542 or 9% from $2,237,376 in 2005 to $2,039,834 in 2006 due to increased competition in the marketplace. This increase in competition resulted in a reduction of our profit margins.

During the period, demand for our services remained steady and the number of policies presented to us was adequate for the demand of our clients. Although competition has decreased profit margins on a per transaction basis, we expect our net income to increase as our revenues increase. We note that competition for life settlement policies has increased, indicating that there is a growing awareness among the financial markets in general of the value of life settlements as an investment vehicle. The favorable market demand is also due, in part, to a continued cautious attitude of purchasers and a desire for returns that are not correlated to stock or bond markets. We believe we have successfully educated many individual and institutional purchasers about the potential returns available from viatical and life settlements and the inherent diversity they offer from traditional types of investments. Continued general economic uncertainty has led many purchasers to seek alternative investment strategies that diversify their portfolios and avoid economically sensitive investments. Viatical and life settlements provide diversification and are largely independent of the factors contributing to economic downturns, such as interest rate fluctuations and increasing fuel costs. Therefore, we believe that, during the remainder of this fiscal year, domestic and foreign demand will result in higher numbers of settlements and an increase in our volume of business over last year.

We continue to develop and expand our client base in both domestic and international markets. During this quarter, approximately 98% of our business for the fiscal quarter was from domestic investors, while approximately 2% was from foreign investors. This ratio reflects a higher percentage of domestic sales than we have had traditionally. In fiscal 2006 and 2005, approximately 86% and 81% of our business, respectively, was from domestic purchasers while the balance was from foreign purchasers. Based on substantive inquiries and projections from foreign clients, we believe this ratio will return to historic levels during the remainder of this fiscal year, due in part to interest in our services from Western Europe and Asia.

Brokerage and Referral Fees - Brokerage and referral fees increased $1,428,414 or 53% from $2,698,549 in the first quarter of 2005 to $4,126,963 in the first quarter of 2006. Brokerage and referral fees have increased as our revenues have grown. As a percentage of revenues, brokerage and referral fees are also increasing: from 54.7% in the first quarter of 2005 to 66.9% in the most recent quarter, which reflects a gradual trend over the last two years. The shift is attributable to an increase in the average face amount of policies transacted. While referral fees are typically based on settlement acquisition costs, brokerage fees are based on the face amount of the policies. Life settlements typically have higher face values than viatical settlements, and life settlements constitute an increasing amount of our total business volume. We are working to lower brokerage and referral fees, but are subject to competitive pressures. The increase in brokerage and referral fees reflects increased price competition for policies. If the supply of policies were to tighten, however, we may have little leeway in reducing fees. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, and individual agreements between clients and their referring financial planners.

Expenses - General and administrative expense was $1,387,109 for the first quarter of 2006, which represents an increase of $297,910 over the first quarter of 2005.  The increase was not so much attributable to growth in 2006 expense, which was relatively flat in comparison to the preceding quarters, but to a recognition and credit in the 2005 general and administrative expense of over-reserved, premium escrow amounts in the amount of $346,595.  Other income and expenses increased primarily due a $337,088 impairment charge to a limited partnership asset. In December 2005, we formed a limited partnership with a large U.S.-based investment firm to invest up to $50 million in life settlement contracts to be purchased through us. We capitalized $663,344 of our costs in the limited partnership. It has not made any purchases to date, however, due to the stringent underwriting standards that the general partner is applying to the available contracts. As a result, there is risk that the limited partnership may not realize its objective, and we have taken an impairment of $336,575 in this quarter. If no purchases are made by August 13, 2006, we may terminate the arrangement and shall write off the balance of our costs. We also experienced an increase of $87,412 or 53% in premium advances. These expenses were somewhat offset by a $209, 508 or 183% increase in interest and other income. There was no material change in interest expense.

Income Taxes - Income tax expense decreased by $226,581 or 77% from $295,581 in 2005 to $69,000 in 2006. The decrease was due primarily to a $139,000 or 170% increase in deferred tax benefit and a 67% decrease in taxable income. The increase in deferred tax benefit is attributable primarily to the impairment charge associated with expenses associated with a limited partnership asset as well as an increase in premium advances.

Contractual Obligations

The following table summarizes the Company’s outstanding contractual obligations as of May 31, 2006:

Contractual Obligations	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Line of Credit	$1,845,496	$1,845,496	$—	$—	$—
Long-term debt	841,690	51,721	512,572	125,943	151,454
Artifacts	50,000	50,000	—	—	—
Operating leases	53,177	36,675	16,502	—	—
Total obligations	$2,790,363	$1,983,892	$529,074	$125,943	$151,454

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the three months ended May 31, 2006, were $617,142 compared with net cash flows provided by operating activities of $1,510,592 for the three months ended May 31, 2005. This decrease in cash flows from operating activities was attributable primarily to smaller decreases in accounts receivable and decreases in accounts payable and accrued liabilities, partially offset by decreases in prepaid expenses. Our cash during the period remained virtually unchanged in 2006 compared to an increase of $954,279 in 2005. During the period, we had increases in accounts receivable of $526,884 in 2006 compared to $1,103,786 in 2005. We also had increases in prepaid expenses of $208,022 in the first quarter of 2006 compared with $7,331 in the first quarter of 2005.

To facilitate the purchase of policies for our own account and for short-term cash flow management and operating capital requirements, we maintain a credit line. The credit line is secured by our cash and securities on deposit. As of May 31, 2006, the line of credit carried an interest rate at New York prime, a borrowing base of $2.4 million, and an outstanding balance of $1,845,496.

We used cash during the period to repay indebtedness ($108,077) and to pay dividends ($471,407). We used additional cash as advances on policy premiums primarily to maintain certain older viatical settlement transactions. The contracts, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy. While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers. Reimbursements for these premiums come from either the purchasers or from the distribution of such purchaser’s proceeds paid when the viator dies. Policy advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. During the three months ended May 31, 2006 and 2005, we made premium advances of $321,894 and $263,228, respectively, and were reimbursed $70,469 and $98,396, respectively. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.

At May 31, 2006, we had working capital of $1,741,508. Our present business model does not require large cash amounts. However, we are actively pursuing institutional arrangements and may purchase more settlements for our own account, especially in light of the improved accounting treatment. These changes would increase our cash usage. We believe our cash currently available and internally generated funds sufficient to meet our current cash demands, as we examine other means of generating additional cash should changes to our business model require additional cash.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 26, 2005, we filed an action in federal court against the Commonwealth of Virginia for a legal determination as to whether a state in which we have no presence can exercise regulatory control over us if a citizen of that state engages in interstate commerce with us. We initiated the action in response to an administrative claim threatened by the State Corporation Commission for conducting business without foreign qualification. On March 10, 2006, the court issued an order denying our motion for summary judgment and granting the state’s motion for summary judgment. Because of this adverse ruling, we filed an appeal in the U.S. Court of Appeals for the Fourth Circuit. Briefs in this appeal have been filed, but no date has been set for oral argument. We believe that substantial legal precedent on this issue supports our legal position and we intend to vigorously pursue this action, but we cannot predict or guarantee the outcome of the action. If the Commonwealth of Virginia ultimately prevails on this issue, we could be required to register as a viatical or life settlement company in Virginia and other states, in addition to our current registration in the State of Texas, or to cease settling policies with residents of Virginia and other states. Either alternative would have a material adverse effect on our operations.

We are also subject to legal proceedings in the ordinary course of business, none of which, either individually or collectively, we believe are material to our business operations, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2006, we issued 1,000 shares from treasury to a single shareholder in cancellation of pre-split shares following a 1999 reverse split of our common shares. No additional consideration was paid or received. The shares were issued under Federal and state exemptions for transactions not involving a public offering.

ITEM 6. EXHIBITS

18	Letter from Murrell, Hall, McIntosh & Co. regarding change in accounting principle

31	Section 302 Certifications

32	Section 1350 Certification

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE PARTNERS HOLDINGS, INC.

July 17, 2006	By:	/s/ BRIAN D. PARDO

Name: Brian D. Pardo Title: President and Chief Executive Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description	Page
18	Letter from Murrell, Hall, McIntosh & Co. regarding change in accounting principle	25
31	Rule 13a-14(a) Certifications	26
32	Section 1350 Certification	28