Form 10QSB
period 2006-08-31
LIFE PARTNERS HOLDINGS INC
filed 2006-10-16
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2006

or

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

Shares of Common Stock, $.01 par value, outstanding as of August 31, 2006: 9,615,586

Transitional Small Business Disclosure Format: Yes ☐ No ☒

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet - August 31, 2006	3-4

Condensed Consolidated Statements of Income - For the Three and Six Months
Ended August 31, 2006 and 2005	5

Condensed Consolidated Statements of Shareholders' Equity - For the Six Months
Ended August 31, 2006 and 2005	6

Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
August 31, 2006 and 2005	7

Notes to Condensed Consolidated Financial Statements	8-14

Item 2. Management's Discussion and Analysis	14-21

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits	23

Signatures	24

Exhibit Index	25

PART I - FINANCIAL INFORMATION
LIFE PARTNERS HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEET AUGUST 31, 2006 Page 1 of 2 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,388,027
Investment in securities	3,807,640
Accounts receivable - trade	2,192,363
Accounts receivable - employees and others	100,405
Prepaid expenses	79,722
Total current assets	7,568,157
PROPERTY AND EQUIPMENT:
Land and building	954,103
Proprietary software	410,687
Furniture, fixtures and equipment	676,568
Transportation equipment	139,500
2,180,858

Accumulated depreciation	(791,711)
1,389,147

OTHER ASSETS:
Premium advances net of reserve for uncollectible of $3,002,953	-
Investments in policies	491,608
Artifacts	721,700
Deferred income taxes	1,314,000
2,527,308
Total Assets	$11,484,612

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEET AUGUST 31, 2006 Page 2 of 2 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,230,172
Accrued liabilities - contingencies and other	1,140,065
Current portion of long-term debt	102,444
Short-term notes payable	1,825,582
Income taxes payable	24,574
Deferred revenue	251,650

Total current liabilities	5,574,487

LONG-TERM DEBT, net of current portion shown above	776,724

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 10,000,000 shares
authorized; 9,615,586 shares issued and outstanding	96,156
Additional paid-in capital	10,608,398
Accumulated deficit	(5,104,432)
Accumulated other comprehensive loss	(94,580)
Less: Notes receivable issued for common stock	(372,141)
Less: Treasury stock - 187,433 shares	-

Total shareholders' equity	5,133,401

Total Liabilities and Shareholders' Equity	$11,484,612

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(Unaudited)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2006	2005	2006	2005

REVENUES	$6,586,609	$4,894,759	$12,753,406	$9,830,684

BROKERAGE FEES	4,121,345	2,323,052	8,248,308	5,021,601

REVENUES, NET OF BROKERAGE FEES	2,465,264	2,571,707	4,505,098	4,809,083

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,688,771	1,464,190	3,075,880	2,897,220
Settlement costs	78,505	157,557	102,890	360,453
Depreciation and amortization	58,786	48,733	116,053	104,484
	1,826,062	1,670,480	3,294,823	3,362,157
INCOME FROM OPERATIONS	639,202	901,227	1,210,275	1,446,926

OTHER INCOME (EXPENSES):
Interest and other income	150,765	167,980	475,057	623,268
Interest expense	(60,352)	(12,713)	(108,795)	(19,899)
Impairment of partnership	(336,572)	-	(673,147)	-
Premium advances, net	(241,300)	(161,949)	(492,725)	(323,453)
Policy acquisition expense	-	(620,024)	-	(620,024)
Realized (loss) on investments	-	-	-	(67,611)
	(487,459)	(626,706)	(799,610)	(407,719)
INCOME BEFORE INCOME TAXES	151,743	274,521	410,665	1,039,207

INCOME TAXES:
Current tax expense	32,000	315,000	322,000	692,581
Deferred tax benefit	(104,000)	(288,000)	(325,000)	(370,000)
	(72,000)	27,000	(3,000)	322,581
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	223,743	247,521	413,665	716,626
Cumulative effect of accounting change, net of income tax of $176,000	-	-	281,070	-

NET INCOME	$223,743	$247,521	$694,735	$716,626

EARNINGS:
Per share - Basic and Diluted
Income per share before cumulative effect of accounting change	$0.02	$0.03	$0.04	$0.08
Cumulative effect of accounting change	$-	$-	$0.03	$-
	$0.02	$0.03	$0.07	$0.08
AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING: Basic and Diluted	9,428,153	9,408,971	9,427,622	9,428,971
THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$223,743	$247,521	$694,735	$716,626
Unrealized gain (loss) on investment securities	280,661	62,894	146,880	(50,177)

COMPREHENSIVE INCOME	$504,404	$310,415	$841,615	$666,449

BASIC AND DILUTED EARNINGS PER SHARE:
Comprehensive income	$0.05	$0.03	$0.09	$0.07

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(Unaudited)

	Common Stock						Treasury Stock
	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity

Balance,
February 29, 2005	9,615,586	$96,156	$10,608,398	$(4,103,860)	$(13,234)	$(323,631)	206,615	$-	$6,263,829
Dividends declared	-	-	-	(937,914)	-	-	-	-	(937,914)
Other comprehensive loss	-	-	-	-	(50,177)	-	-	-	(50,177)
Note for stock - accrued interest	-	-	-	-	-	(48,510)	-	-	(48,510)
Net income for the six months
ended August 31, 2005	-	-	-	716,626	-	-	-	-	716,626
Balance,
August 31, 2005	9,615,586	$96,156	$10,608,398	$(4,325,148)	$(63,411)	$(372,141)	206,615	$-	$5,943,854
Balance,
February 28, 2006	9,615,586	$96,156	$10,608,398	$(4,856,351)	$(241,460)	$(372,141)	188,433	$-	$5,234,602
Dividends declared	-	-	-	(942,816)	-	-	-	-	(942,816)
Other comprehensive income	-	-	-	-	146,880	-	-	-	146,880
Shares issued to IGE shareholder	-	-	-	-	-	-	(1,000)	-	-
Net income for the six months
ended August 31, 2006	-	-	-	694,735	-	-		-	694,735
Balance,
August 31, 2006	9,615,586	$96,156	$10,608,398	$(5,104,432)	$(94,580)	$(372,141)	187,433	$-	$5,133,401

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(Unaudited)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$694,735	$716,626
Adjustments to reconcile net income to operating activities:
Depreciation	115,698	104,484
Impairment of investment in partnership	673,147	-
Cumulative effect of accounting change	(457,070)	-
(Increase) decrease in operating assets:
Accounts receivable	(50,772)	930,560
Prepaid expenses	177,810	(9,934)
Deferred income taxes	(149,000)	(370,000)
Increase (decrease) in operating liabilities:
Accounts payable	(416)	(502,789)
Accrued liabilities	(144,796)	876,480
Income taxes payable	(91,959)	254,565
Deferred revenue	6,650	3,900
Net cash provided by operating activities	774,027	2,003,892
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	54,918	36,947
Purchases of property and equipment	(66,435)	(73,573)
Purchases of artifacts	-	(22,211)
Purchase of policies for investment purposes and capitalized premiums	(28,394)	(555,505)
Net cash used in investing activities	(39,911)	(614,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(265,077)	(73,708)
Proceeds from note payable	74,564	981,463
Dividends	(942,815)	(937,914)
Net cash used in financing activities	(1,133,328)	(30,159)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(399,212)	1,359,391
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,787,239	1,102,289
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,388,027	$2,461,680
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$303,192	$118,021
Income taxes paid	$306,000	$325,581
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Unrealized gain (loss) on marketable securities	$146,880	$(50,177)
See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
August 31, 2006

(Unaudited)

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, growth in the secondary market for life insurance or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for year ended February 28, 2006 (“Fiscal 2006”), particularly in the sections entitled “Item 1 - Business - Risk Factors” and “Item 6 - Management’s Discussion and Analysis”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

(1) DESCRIPTION OF BUSINESS

Life Partners is a Texas corporation engaged in facilitating viatical and life settlements. We are the parent company of Life Partners, Inc. (“LPI”), which is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance, dealing in both viatical and life settlements. Viatical and life settlements involve the purchase of the life insurance policies of terminally ill persons (viatical settlements) or elderly persons (life settlements) at a discount to their face value.

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

The cost and estimated market value of the investment securities classified as available-for-sale as of August 31, 2006, are as follows:

	Cost	Less Return of Capital	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Value
Market income funds	$3,957,137	$(54,918)	$146,526	$(241,105)	$3,807,640

As of February 28, 2006, we disclosed costs of $673,147 in connection with a limited partnership arrangement with a large U.S.-based investment firm. The limited partnership was designed to invest $50 million in life settlement contracts purchased through Life Partners during Fiscal 2007. Due to the stringent underwriting standards that the general partner applied to the available contracts, the limited partnership purchased no policies prior to August 13, 2006. Pursuant to the terms of the limited partnership agreement, we terminated the arrangement without penalty as of August 13, 2006. As a result, we took an impairment expense to our limited partnership asset of $336,575 last quarter and have taken a similar impairment of $336,572 this quarter.

(3) LONG-TERM DEBT

As of August 31, 2006, we had the following long-term debt:

	Current	Long-Term
5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$52,444	$376,724
5.51% note payable to a bank, due with accrued interest through August 2007, secured by certificate of deposit	-	400,000
Non-interest bearing note payable to an individual, due in semi-annual installments of $50,000 through December 2006, secured by Russian artifacts	50,000	-
	$102,444	$776,724

Maturities on long-term debt for each of the next five years and thereafter are as follows:
Amount
August 31,
2007	$102,444
2008	455,472
2009	58,674
2010	62,060
2011	65,643
Thereafter	134,875
$879,168

(4) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at August 31, 2006, result in a deferred tax asset of approximately $1,314,000, which we believe to be fully realizable.

Following are the components of this deferred tax asset as of August 31, 2006:

Excess tax over financial accounting -
Depreciation	$(121,000)
Excess financial accounting over tax -
Accrued contingency costs	255,000
Reserve for premium advances	1,156,000
IRS interest not deductible	36,000
Valuation allowance	(12,000)
Net deferred tax asset	$1,314,000

The difference between our effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the six months ended August 31, 2006 and 2005:
	2006	2005
United States statutory rate	34.0%	34.0%
State of Texas statutory rate	4.5%	4.5%
Expected combined rate	38.5%	38.5%
Items expensed per book, not deductible for income tax purposes	2.9%	-
Surtax, change in valuation allowance and other combined effective tax rate	(21.3)%	(7.5)%
	20.1%	31.0%

(5) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends. We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:
Date Declared	Date Paid	Dividend Amount
11/15/04	12/15/04	$0.06
02/14/05	03/15/05	$0.05
05/17/05	06/15/05	$0.05
08/17/05	09/19/05	$0.05
11/18/05	12/14/05	$0.05
02/21/06	03/15/06	$0.05
05/18/06	06/15/06	$0.05
09/01/06	09/30/06	$0.05

Stock-Based Compensation. We account for any stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which we adopted effective March 1, 2005. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. No stock-based employee compensation was reflected in 2005 net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123(R) established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services by requiring a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award. For all unvested options outstanding as of March 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. For stock options granted or modified subsequent to March 1, 2005, compensation expense, based on the fair value on the date of grant or modification, will be recognized in our financial statements over the vesting period. The fair value of employee stock options is estimated using the Black-Scholes option pricing model. The model is a mathematical formula based on an option’s term, exercise price, the risk-free interest rate, the underlying share price and the volatility of the underlying share. While some of these elements are readily observable, establishing the volatility of the underlying share and the expected term of the option require assumptions. We base expected volatility upon the historical volatility of our stock, since in the absence of sufficient volumes of traded options for our stock; we are unable to calculate reliably the implied volatility of our stock. The expected term of options is based on observed historical exercise patterns, which can vary over time. Excess tax benefits are recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits is presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost is recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

Information with respect to stock options and warrants outstanding to certain service providers are as follows:
	2006
	Shares	Average Exercise Price
Outstanding as of February 28, 2006	200,000	$6.02
Exercised	0	$0.00
Issued	0	$0.00
Expired	(50,000)	$(6.00)
Outstanding as of August 31, 2006	150,000	$6.02

Options Outstanding			Options Exercisable
Shares Outstanding At 8/31/06	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 8/31/06	Average Exercise Price
50,000.50		$6.00	50,000	$6.00
100,000	1.17	$6.06	100,000	$6.06
150,000.95		$6.02	150,000	$6.02

(6) EARNINGS PER SHARE

	For the Three Months Ended August 31,
	2006			2005
Basic:	Income	Shares	Per Share	Income	Shares	Per Share
Income attributable to
Common Stock	$223,743	9,428,153	$0.02	$247,521	9,408,971	$0.03
Effect of anti-dilutive securities:
Stock Options	-	11,210	-	-	-	-
Dilution:
Income attributable to common stock,
after assumed dilutions	$223,743	9,416,943	$0.02	$247,521	9,408,971	$0.03

	For the Six Months Ended August 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Income attributable to
Common Stock	$694,735	9,428,102	$0.07	$716,626	9,408,971	$0.08
Effect of anti-dilutive securities:
Stock Options	-	14,877	-	-	-	-
Dilution:
Income attributable to common stock,
after assumed dilutions	$634,735	9,413,225	$0.07	$716,626	9,408,971	$0.08

(7) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. Face value of the policies in question total $522,322. During the six months ended August 31, 2006, we paid out $33,096 related to these instances and we accrued an additional $141,000 for anticipated appeal bonds in current litigation and any future claims that might arise on these or any other policies.

We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed elsewhere in this note: (i) management has not concluded that it is probable that a loss has been incurred in any of pending litigation; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending litigation; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes and we have been so advised by counsel handling the respective cases, that we have a number of valid claims and defenses in all pending litigation to which we are a party, as well as valid bases for appeal of adverse verdicts against us. All such cases are, and will continue to be, vigorously defended and all valid counterclaims pursued. However, we may enter into settlement discussions in particular cases if we believe it is in the best interests of our shareholders to do so.

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

We adopted FSP FTB 85-4-1 effective March 1, 2006, and have applied the new policy to the six months ended August 31, 2006. The following table shows how the application of FSP FTB 85-4-1 would have affected our net income and earnings per share during the six months ended August 31, 2005:
	For the Six Months Ended August 31, 2005	Earnings per Share
Net income, as reported	$716,626	$0.08

Policy acquisition costs	584,298	0.05

Deferred income tax	(225,000)	(0.02)

Pro-forma net income under FSP FTB 85-4-1	$1,075,924	$0.11

In accordance with FSP FTB 85-4-1, we estimate our premium obligation for the policies in which we own for investment purposes to be $112,379 over the next five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Financial Statements.

We provide the following discussion to assist in understanding of our financial position as of August 31, 2006, and results of operations for the three months and six months ended August 31, 2006 and 2005. As you read this discussion, refer to our Condensed Consolidated Statements of Income and our Condensed Consolidated Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2006. The footnotes to the Condensed Consolidated Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

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

We purchase life settlement contracts for our own account. A recent change in the preferred method of accounting life settlement contracts held for investment significantly affects our financial statements. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that an investor may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized. FSP FTB 85-4-1 replaces FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account. In the Statement of Income, brokerage fees associated with the purchase of policies for our own investment are not included under the line item entitled “Brokerage fees”, but are included under the line item entitled “Policy acquisition expense.”

We adopted FSP FTB 85-4-1 effective March 1, 2006, and have applied the new policy to the six months ended August 31, 2006. The cumulative effect of this accounting change increased our net income for the six months ended August 31, 2006 by $281,070, net of provision for income tax of $176,000. See table in Note 8 for a disclosures about how the application of this accounting change would have affected our net income and earnings per share for the six months ended August 31, 2005.

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

We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is recoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the recoverable amount is less than the carrying amount, an impairment charge must be recognized, based on the fair value of the asset. As of August 31, 2006, we had recognized no impairment of property or equipment.

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

New Accounting Pronouncements

SFAS 151, SFAS 152, SFAS 153, SFAS 154, SFAS 157 and FASB Interpretation (FIN) No. 48 - SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29, SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20, SFAS No. 157, Fair Value Measurements, and FIN No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 were recently issued. SFAS No. 151, 152, 153, 154 and FIN No. 48 have no current applicability to the Company and have no effect on the consolidated financial statements.

On December 16, 2005, the FASB issued FASB Statement No. 123 (revised 2005), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. FAS 123(R) requires that all stock-based compensation costs, including grants of employee stock options, are to be recognized in the financial statements based on their fair values. We have elected to apply the FAS 123(R) principles to stock options and other grants during this fiscal year and all subsequent fiscal years. Since no options were granted, modified or settled during this fiscal year, there was no stock-based compensation expense included in net income for the six-month period ended August 31, 2006. Application of the FAS 123(R) principles to stock options and other grants during fiscal year 2006 would have resulted in an additional $50,000 in expense during the three months and six months ended August 31, 2005.

Management believes adoption of these new statements will not have any significant effect on our financial condition or results of operations.

The Company

General. We are the parent company of Life Partners, Inc. (“LPI”), which is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance settlements, dealing in both viatical and life settlements. Viatical and life settlements involve the purchase of the life insurance policies of terminally ill persons (viatical settlements) or elderly persons (life settlements) at a discount to their face value.

The Viatical and Life Settlement Business. LPI was incorporated in 1991 and has conducted business under the registered service mark “Life Partners” since 1992. Our operating revenues are derived from fees for facilitating viatical and life settlement transactions. Both viatical and life settlement transactions are the sale of an existing life insurance policy to another party. By selling the policy, the seller receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the insured dies.

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

The following table shows the number of settlements we have transacted, the aggregate face values and purchase prices of those transactions, and the revenues we derived, for the quarterly periods ended August 31, 2006 and 2005

	Period Ended August 31, 2006		Period Ended August 31, 2005
	Three Months	Six Months	Three Months	Six Months
Number of settlements	61	129	78	140
Face value of policies	$31,323,000	$60,047,000	$15,654,000	$33,749,000
Average revenue per settlement	$107,977	$98,864	$62,753	$70,219
Net revenues derived (1)	$2,465,000	$4,505,000	$2,393,000	$4,630,000
_______________

(1) The revenues derived are exclusive of referring brokerage and referral fees.

In addition to our traditional agency business as described above, we have also begun to purchase policies for our own investment using our own capital and resources, although we purchased no policies for our own investment during the period. Expenses and income from these investments is reflected in our statement of income under the heading of “Policy acquisition expense” and you should review the section of this report entitled “Critical Accounting Estimates, Assumptions and Policies” which discusses the accounting treatment of policies that we purchase for our own investment.

Comparison of the Three Months Ended August 31, 2006 and 2005

We reported net income of $223,743 for the three months ended August 31, 2006, compared to net income of $247,521 for the three months ended August 31, 2005. While apparently flat, our net income would have been substantially higher, but for the following factors: (1) a nonrecurring $336,572 impairment charge to a limited partnership asset resulting from formation expenses, which we are unable to capitalize as initially expected due to our cancellation and dissolution of the limited partnership relationship and (2) a $224,581 or 15% increase in general and administrative expenses attributable primarily to increased legal and professional fees. While the number of settlements transacted during the period decreased from 78 to 61, we experienced a 71% increase in average revenue per settlement.

Revenues - Revenues increased by $1,691,850 or 35% from $4,894,759 in 2005 to $6,586,609 in 2006. This increase was due primarily to a 100% increase in our total business volume (i.e. the total face value of all settlements transacted by us during a period) from $15,654,000 in 2005 to $31,323,000 in 2006 reflecting a market trend of both supply and demand toward policies with larger face values. This resulted in a 72% increase in the average revenue per settlement and a 3% increase in our net revenues.

During the period, demand for our services remained strong and the number of policies presented to us that met our purchasing qualifications remained steady. Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base. In contrast, we employ a broad based, multi-client business model and our purchaser base is much broader. During this period, no purchaser accounted for more than ten percent of total settlements. While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon a single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term. With our multi-client business model, we believe we can serve the demand for all our current and future clients. We believe this business model will permit us to achieve sustainable growth for the foreseeable future, without the risks associated with a single or limited number of clients.

We continue to develop and expand our client base in both domestic and international markets by emphasizing the inherent diversification and investment value of life settlements, whose performance is not correlated with the performance of equity or bond markets. During this quarter, approximately 88% of our business was attributable to domestic purchasers, while approximately 12% was from foreign purchasers and we expect a similar ratio of domestic to foreign purchasers during the next quarter. The foreign activity was largely attributable to the launching of a closed-end, Bahamian-based fund. The fund was the second in a series. We had previously advised the first fund in 2005. We anticipate no decrease in domestic demand or in the supply of policies available to meet that demand.

Brokerage and Referral Fees - Brokerage and referral fees increased 77% or $1,798,293 from $2,323,052 in 2005 to $4,121,345 in 2006. This increase is due primarily to a 100% increase in the face amount of policies transacted by us. While referral fees are typically based on settlement acquisition costs, brokerage fees are based on the face amount of the policies. As the number of life settlements increases in relationship to our total number of settlements, our total business volume increases along with brokerage fees. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly. We use advertising and professional awareness marketing to encourage the direct presentation of policies. During the period, 67% of policies transacted through us were presented by brokers while 33% of policies were presented directly to us. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, and individual agreements between clients and their referring financial planners.

Expenses - Our expenses during the three months ended August 31, 2006, were significantly affected by an impairment charge of $336,572, which reflects one-half of the costs we incurred in a partnership investment. We entered into the partnership with a U.S.-based investment firm to acquire up to $50 million in life settlement contracts. The partnership purchased no policies, however, and we terminated the partnership in August 2006. We had previously taken a like impairment charge in the first quarter of this fiscal year. See Footnote 2, Investments in Securities.

Expenses were also affected by cash advances we have paid on policy premiums primarily to maintain certain older viatical settlement transactions. During the three months ended August 31, 2006 and 2005, we made premium advances of $299,110 and $254,713, respectively, and were reimbursed $57,810 and $92,764, respectively. While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers. The contracts, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy. Reimbursements for these premiums come from either the purchasers or from the distribution of such purchaser’s proceeds paid when the viator dies. Policy advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.

General and administrative expenses increased by 15% or $224,581 from $1,464,190 in 2005 to $1,688,771 in 2006 due primarily to an increase in legal and professional fees. See Part II, Item 1 “Legal Proceedings”. Expenses associated with settlement of litigation decreased 50% from $157,557 in 2005 to $78,505 in 2006. Interest expense increased substantially from $12,713 in 2005 to $60,352 in 2006 due to accrued interest on our line of credit. Depreciation and amortization expense increased 21% or $10,053 from $48,733 in 2005 to $58,786 due primarily to the implementation of our proprietary software from its design and testing phase to production and use within the work environment.

Income Taxes - Income tax expense decreased 90% from $315,000 in 2005 to $32,000 in 2006 due primarily to recognizing the write-off of a limited partnership totaling $673,147. Additionally, we experienced a 45% decrease in income before taxes of $122,778 from $274,521 in 2005 to $151,743 in 2006.

Comparison of the Six Months Ended August 31, 2006 and 2005

We reported net income of $694,735 for the six months ended August 31, 2006, compared to net income of $716,626 for the six months ended August 31, 2005. While the amount of net income was similar in each period, each period was affected by different non-recurring factors. Our net income during the 2006 period was affected by: (1) a nonrecurring $673,147 impairment charge to a limited partnership asset resulting from formation expenses, which we were unable to capitalize as initially expected due to our cancellation and dissolution of the limited partnership relationship and (2) an added $281,070 resulting from a change in the manner of accounting for policy acquisition costs. Net income during the 2005 period was decreased by deemed policy acquisition expense of $620,024.

Revenues - Revenues increased by $2,922,722 or 30% from $9,830,684 in 2005 to $12,753,406 in 2006. This increase was due primarily to a 78% increase in our total business volume (i.e. the total face value of all settlements transacted by us during a period) from $33,749,000 in 2005 to $60,047,000 in 2006. During this period, we experienced a 41% increase in the average revenue per transaction from $70,219 in 2005 to $98,864.

Brokerage and Referral Fees - Brokerage and referral fees increased by 64% or $3,226,707 from $5,021,601 in 2005 to $8,248,308 in 2006. This increase is due primarily to a 78% increase in our total business volume and an attendant increase in brokerage fees. Brokerage fees associated with the purchase of policies for our own investment are not included in this line item, but are included under the line item entitled “policy acquisition expense.”

Expenses - Our expenses during the six months ended August 31, 2006, were significantly affected by an impairment charge of $673,147, which reflects costs incurred in a partnership investment. We entered into the partnership with a U.S.-based investment firm to acquire up to $50 million in life settlement contracts. The partnership purchased no policies, however, and we terminated the partnership in August 2006 pursuant to its terms. See Footnote 2, Investments in Securities.

Expenses were also affected by cash advances we have paid on policy premiums primarily to maintain certain older viatical settlement transactions. During the six months ended August 31, 2006 and 2005, we made premium advances of $621,004 and $515,767, respectively, and were reimbursed $128,279 and $192,315, respectively.

We experienced a decrease of 71% in connection with settlement of litigation from $360,453 in 2005 to $102,890 in 2006. Interest expense increased substantially from $19,899 in 2005 to $108,795 in 2006 due to accrued interest on our line of credit. Depreciation and amortization expense increased 11% or $11,569 from $104,484 in 2005 to $116,053 due primarily to the implementation of our proprietary software from its design and testing phase to production and use within the work environment. There was no material change in general and administrative expenses during the period.

Income Taxes - Income tax expense decreased substantially from $322,581 in 2005 to $(3,000) in 2006. The increase was due primarily to a 60% decrease of $628,542 in income before taxes. This decrease was attributable primarily to the nonrecurring impairment charge, payment of accrued interest and the increase in legal and professional fees discussed above.

Contractual Obligations

The following table summarizes the Company’s outstanding contractual obligations as of August 31, 2006:

	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Note payable*	$1,825,582	$1,825,582	$-	$-	$-
Long-term debt	429,168	52,444	114,145	127,703	134,876
Artifacts	50,000	50,000	-	-	-
Note payable	400,000	-	400,000	-	-
Lease commitments	162,000	32,400	64,800	64,800	-
Total	$2,866,750	$1,960,426	$578,945	$192,503	$134,876

*This reflects a portion of a $2.4 million line of credit. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the six months ended August 31, 2006, was $774,027. The cash flows from operating activities resulted primarily from $694,735 of net income and a $673,147 non-cash impairment charge relating to an unsuccessful partnership investment, and were partially offset by a non-cash cumulative accounting change of $457,070.

Investing Activities - Net cash flow used in investing activities was $(39,911) during the six months ended August 31, 2006.

Financing Activities - We used net cash in financing activities during the six months primarily for the payment of dividends of $942,815 and to pay down indebtedness of $265,077.

Working Capital and Capital Availability - As of August 31, 2006, we had working capital of $1,993,670. To facilitate the purchase of policies for our own account and for short-term cash flow management and operating capital requirements, we maintain a credit line.  The credit line is secured by our cash and securities on deposit.  As of August 31, 2006, the line of credit carried an interest rate at New York prime and had a borrowing base of $2.4 million. The balance outstanding at August 31, 2006, was $1,825,582.

We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs. We are also exploring the formation of strategic alliances for joint ventures and other types of financing opportunities, which will provide more capital for us to purchase more policies for our own investment.

Our strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for life settlements, especially from institutional investors, will continue to grow during the next year as the prospects for economic conditions remain uncertain. In response to the projected demand for qualified life settlement transactions, we are increasing our advertising and professional awareness marketing to potential sellers of policies and will continue to expand our marketing efforts to purchasers of life settlements with special focus on attracting more institutional investors.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended August 31, 2006, we incurred settlement expenses of $78,505 for the resolution of litigation.  Most settlements involve purchaser claims and relatively minor settlement amounts.  In some instances, we have repurchased some interests in policies to settle claims.  In these cases, only the excess (if any) of the settlement payment over the fair value of the repurchased policy is charged to settlement expense.  The balance is recorded as a policy acquisition expense.  During the period, we recorded $2,500 of settlement expense and $17,500 as policy purchase cost.

On June 9, 2006, a putative class action case entitled Earl Parchia et al. v. Life Partners, Inc., Cause No. 2006-2258-4 was filed against us in the 170th District Court of McLennan County, Texas. Although this action purports to represent a class of persons similarly situated, the Court has not certified this case as a class action. This action alleges breach of contract in connection with advising purchasers of premiums which come due on policies in which the escrow for premiums has been exhausted. The case also alleges that we breached our contract with purchasers by selecting life insurance policies insuring the lives of individuals who were not actually terminally ill. We have filed a partial motion for summary judgment and discovery is currently ongoing. We believe there are numerous and substantial legal and factual issues which will prevent this matter from being certified as a class action and which will not support the claims made in this case. We intend to vigorously defend this action, but we cannot predict or guarantee the outcome of the action.

We are currently involved in two arbitration actions relating to investment banking fees and stemming from an unsuccessful partnership investment we made earlier this year. In both actions, the plaintiffs are claiming that we owe them investment banking fees. We believe the fees were not earned since no amounts were ever invested and that the claims are without merit. In addition to vigorously defending both of these actions, we are asserting counterclaims to recover damages we have incurred.

We are also subject to other legal proceedings in the ordinary course of business. When we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated, we reserve for such losses. Except as discussed above: (i) management has not concluded that it is probable that a loss has been incurred in any of our pending litigation; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending litigation; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of any pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes and we have been so advised by counsel handling the respective cases, that we have a number of valid claims and defenses in all pending litigation to which we are a party, as well as valid bases for appeal of adverse verdicts against us. All such cases are, and will continue to be, vigorously defended and all valid counterclaims pursued. However, we may enter into settlement discussions in particular cases if we believe it is in the best interests of our shareholders to do so.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

We held our 2006 Annual Meeting of Shareholders on August 3, 2006. At that meeting, the five nominees for directors as named in the proxy statement were elected, and Murrell, Hall, McIntosh & Co., PLLP, were approved as the independent auditors.

The nominees for directors were elected based upon the following votes:

	Votes For	Votes Withheld
Brian D. Pardo	8,587,827	66,023

R. Scott Peden	8,613,137	40,713

Fred Dewald	8,604,443	49,407

Tad Ballantyne	8,618,143	35,707

Harry A. Goodall	8,603,743	50,107

The proposal to approve the appointment of Murrell, Hall, McIntosh & Co., PLLP, as independent auditors for the year ending February 28, 2007, received the following votes:

Votes for approval	4,156,807

Votes against	53,401

Abstentions	23,610

There were no broker non-votes for this item.

On September 2, 2006, General Goodall died in an airplane accident. As a director, General Goodall served on the Audit and Compensation Committees of the Board and was an independent director, as defined under Nasdaq rules. The Board intends to fill the vacancy with an independent director possessing the appropriate skills and characteristics required of board members, including such factors as business experience, judgment, integrity and reputation. It expects to fill the vacancy before the close of our fiscal year on February 28, 2007. In searching for qualified candidates, the Board will consider persons recommended by directors, officers, employees, shareholders and others, using the same criteria to evaluate all candidates. Persons interested in proposing candidates should contact Mr. R. Scott Peden, General Counsel and Secretary, c/o Life Partners Holdings, Inc., 204 Woodhew Drive, Waco, Texas 76712, and telephone 800-368-5569.

ITEM 6. EXHIBITS
31.1	Section 302 Certifications
32.1	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2006

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant
and as principal executive officer)

Date: October 16, 2006

By: /s/ Nina Piper
Nina Piper
Chief Financial Officer

EXHIBIT INDEX
DESCRIPTION OF EXHIBIT
Number	Description	Page
31.1	Rule 13a-14(a) Certifications	26-27
32.1	Section 1350 Certification	28