Form 10QSB
period 2006-11-30
LIFE PARTNERS HOLDINGS INC
filed 2007-01-16
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2006

or

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

Shares of Common Stock, $.01 par value, outstanding as of November 30, 2006: 9,615,586

Transitional Small Business Disclosure Format: Yes ☐   No ☒

LIFE PARTNERS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2006
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,292,438
Investment in securities	3,960,809
Accounts receivable - trade	3,997,629
Accounts receivable - employees and others	83,117
Prepaid expenses	114,660
Total current assets	9,448,653

PROPERTY AND EQUIPMENT:
Land and building	954,103
Proprietary software	421,187
Furniture, fixtures and equipment	677,680
Transportation equipment	139,500
2,192,470

Accumulated depreciation	(850,733)

1,341,737

OTHER ASSETS:
Premium advances net of reserve for uncollectible of $3,116,283	—
Investments in policies	547,657
Artifacts and other	721,700
Deferred income taxes	1,354,417
2,623,774
Total assets	$13,414,164

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2006
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,729,041
Accrued liabilities - contingencies and other	1,005,646
Current portion of long-term debt	453,178
Short term notes payable	1,749,549
Deferred revenue	254,600
Income taxes payable	290,375
Total current liabilities	7,482,389

LONG-TERM DEBT, net of current portion shown above	363,287

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 10,000,000 shares authorized; 9,615,586 shares issued and outstanding	96,156
Additional paid-in capital	10,608,398
Accumulated deficit	(4,822,515)
Accumulated other comprehensive gain	58,590
Less: Notes receivable issued for common stock	(372,141)
Less: Treasury stock - 187,433 shares	—
Total shareholders' equity	5,568,488
Total liabilities and shareholders' equity	$13,414,164

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2006	2005	2006	2005
REVENUES	$7,318,909	$6,974,772	$20,072,315	$16,805,455
BROKERAGE FEES	4,174,475	4,544,727	12,422,783	9,566,328
REVENUES, NET OF BROKERAGE FEES	3,144,434	2,430,045	7,649,532	7,239,127
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,760,165	1,642,926	4,770,846	4,372,197
Settlement costs	95,931	15,500	273,823	321,808
Depreciation and amortization	59,022	52,863	175,076	157,347
	1,915,118	1,711,289	5,219,745	4,851,352
INCOME FROM OPERATIONS	1,229,316	718,756	2,429,787	2,387,775
OTHER INCOME (EXPENSES):
Interest and other income	208,592	120,562	683,649	468,084
Interest expense	(52,481)	(29,164)	(161,276)	(49,063)
Impairment of partnership	—	—	(663,344)	—
Premium advances, net	(136,056)	(298,171)	(628,780)	(567,971)
Policy acquisition expense	—	(363)	—	(620,387)
Realized (loss) on investments	—	—	—	(67,611)
	20,055	(207,136)	(769,751)	(836,948)
INCOME BEFORE INCOME TAXES	1,249,371	511,620	1,660,036	1,550,827
INCOME TAXES:
Current tax expense	442,182	294,150	764,182	986,731
Deferred tax benefit	(40,417)	(106,000)	(365,417)	(476,000)
	401,765	188,150	398,765	510,731
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	847,606	323,470	1,261,271	1,040,096
Cumulative effect of accounting change, net of income tax of $176,000	—	—	281,070	—
NET INCOME	$847,606	$323,470	$1,542,341	$1,040,096

EARNINGS:
Per share - Basic and Diluted	$0.09	$0.03	$0.13	$0.11
Income per share before cumulative effect of accounting change	$—	$—	$0.03	$—
Cumulative effect of accounting change	$0.09	$0.03	$0.16	$0.11
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	9,428,153	9,411,414	9,427,818	9,412,017
Diluted	9,454,099	9,411,414	9,427,818	9,412,017

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$847,606	$323,470	$1,542,341	$1,040,096
Unrealized gain (loss) on investment securities net of taxes	101,092	(217,907)	198,033	(246,024)
COMPREHENSIVE INCOME	$948,698	$105,563	$1,740,374	$794,072
BASIC AND DILUTED EARNINGS PER SHARE:
Comprehensive income	$0.10	$0.01	$0.18	$0.08

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(Unaudited)

	Common Stock						Treasury Stock
	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity

Balance, February 29, 2005	9,615,586	$96,156	$10,608,398	$(4,103,860)	$(13,234)	$(323,631)	206,615	$—	$6,263,829
Dividends declared	—	—	—	(1,424,885)	—	—	—	—	(1,424,885)
Other comprehensive loss	—	—	—	—	(372,764)	—	—	—	(372,764)
Note for stock - accrued interest	—	—	—	—	—	(48,510)	—	—	(48,510)
Replacement shares issued	—	—	—	—	—	—	(18,182)	—	—

Net income for the nine months ended November 30, 2005	—	—	—	1,040,096	—	—	—	—	1,040,096
Balance, November 30, 2005	9,615,586	$96,156	$10,608,398	$(4,488,649)	$(385,998)	$(372,141)	188,433	$—	$5,457,766

Balance, February 28, 2006	9,615,586	$96,156	$10,608,398	$(4,856,351)	$(241,460)	$(372,141)	188,433	$—	$5,234,602
Dividends declared	—	—	—	(1,508,505)	—	—	—	—	(1,508,505)
Other comprehensive gain	—	—	—	—	300,050	—	—	—	300,050
Shares issued to IGE shareholder	—	—	—	—	—	—	(1,000)	—	—

Net income for the nine months ended November 30, 2006	—	—	—	1,542,341	—	—	—	—	1,542,341
Balance,November 30, 2006	9,615,586	$96,156	$10,608,398	$(4,822,515)	$58,590	$(372,141)	187,433	$—	$5,568,488

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(Unaudited)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,542,341	$1,040,096

Adjustments to reconcile net income to operating activities:
Depreciation	174,720	157,347
Policy acquisition expense	—	620,387
Impairment of investment in partnership	663,344	—
Cumulative effect of accounting change	(457,070)	—

(Increase) decrease in operating assets:
Accounts receivable	(1,838,751)	(337,202)
Prepaid expenses	142,872	(260,682)
Deferred income taxes	(189,417)	(476,000)

Increase (decrease) in operating liabilities:
Accounts payable	865,551	259,823
Accrued liabilities	(279,323)	280,366
Income taxes payable	173,416	3,715
Deferred revenue	9,600	58,150
Net cash provided by operating activities	807,283	1,346,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	54,919	(413,054)
Purchases of property and equipment	(78,047)	(82,306)
Purchases of artifacts	—	(8,975)
Purchase of policies for investment purposes and capitalized premiums	(84,443)	(1,175,892)
Net cash used in investing activities	(107,571)	(1,680,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(279,249)	(135,699)
Proceeds from note payable	—	2,005,597
Dividends	(1,508,504)	(1,424,885)
Dividends payable	593,240	501,082
Net cash provided by (used in) financing activities	(1,194,513)	946,095

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(494,801)	611,868
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,787,239	1,102,289
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,292,438	$1,714,157
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$447,949	$146,922
Income taxes paid	$482,381	$870,581

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Unrealized gain (loss) on marketable securities	$300,050	$(372,764)

See the accompanying summary of accounting policies and notes to the financial statements.

Life Partners Holdings, Inc.
Notes to Consolidated Condensed Financial Statements
November 30, 2006
(Unaudited)

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended February 28, 2006 (“Fiscal 2006”), particularly in the sections entitled “Item 1 - Business - Risk Factors” and “Item 6 - Management’s Discussion and Analysis”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

The cost and estimated market value of the investment securities classified as available-for-sale as of November 30, 2006 are as follows:

	Cost	Less Return of Capital	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Value
Market income funds	$3,957,137	$(54,918)	$234,505	$(175,916)	$3,960,809

As of February 28, 2006, we disclosed costs of $663,344 in connection with a limited partnership arrangement with a large U.S.-based investment firm. The limited partnership was designed to invest $50 million in life settlement contracts purchased through Life Partners during Fiscal 2007. Due to insufficiently competitive underwriting standards that the general partner applied to the available contracts, the limited partnership purchased no policies before August 13, 2006. Under the terms of the limited partnership agreement, we terminated the arrangement without penalty as of August 13, 2006, and took an impairment expense of $663,344 in this fiscal year.

(3)	NOTE PAYABLE

We maintain an operating credit line of $2,400,000 for the purchase of policies for our own account and for short-term cash flow management.  The credit line is secured by our cash and securities on deposit. As of November 30, 2006, the line of credit carried an interest rate of New York prime and had an outstanding balance of $1,749,549.

(4)	LONG-TERM DEBT

As of November 30, 2006, we had the following long-term debt:

	Current	Long -Term
5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$53,178	$363,287
5.51% note payable to a bank, due on August 2007, secured by a $500,000 Certificate of Deposit	$400,000	—
Total long-term debt	$453,178	$363,287

Maturities on long-term debt for each of the next five years and thereafter are as follows:
Amount
November 30,
2007	$453,178
2008	56,247
2009	59,494
2010	62,928
2011	66,560
Thereafter	118,058
Total maturities on long-term debt	$816,465

(5)	INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at November 30, 2006, result in a deferred tax asset of approximately $1,354,417 which we believe to be fully realizable.

Following are the components of this deferred tax asset as of November 30, 2006:

Excess tax over financial accounting -
Depreciation	$(112,000)
Excess financial accounting over tax -
Accrued contingency costs	221,000
Reserve for premium advances	1,245,417
Net deferred tax asset	$1,354,417

The difference between our effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the nine months ended November 30, 2006 and 2005:
	2006	2005
United States statutory rate	34.0%	34.0%
State of Texas statutory rate	4.5%	4.5%
Expected combined rate	38.5%	38.5%
Deferred tax asset	(14.5)%	(5.6)%
Combined effective tax rate	24.0%	32.9%

(6)	SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends. We declared and paid dividends when and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
02/14/05	03/15/05	$0.05
05/17/05	06/15/05	$0.05
08/31/05	09/16/05	$0.05
11/18/05	12/15/05	$0.05
02/21/06	03/15/06	$0.05
05/18/06	06/15/06	$0.05
09/01/06	09/30/06	$0.05
11/21/06	12/15/06	$0.06

As of November 30, 2006, we accrued $565,689 for payment of the dividend, which was paid on December 15, 2006.

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

Information with respect to stock options and warrants outstanding to certain service providers are as follows:
	2006
	Shares	Average Exercise Price
Outstanding as of February 28, 2006	200,000	$6.02
Exercised	0	$0.00
Issued	0	$0.00
Expired	(50,000)	$(6.00)
Outstanding at the November 30, 2006	150,000	$6.04

Options Outstanding			Options Exercisable
Shares Outstanding At 11/30/06	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 11/30/06	Average Exercise Price
50,000.25		$6.00	50,000	$6.00
100,000.92		$6.06	100,000	$6.06
150,000.70		$6.04	150,000	$6.04

(7)	EARNINGS PER SHARE

	For the Three Months Ended November 30, 2006
	Income	Shares	Per Share
Basic:
Income attributable to Common Stock	$847,606	9,428,153	$0.09
Effective of dilutive securities: Stock Options	—	25,946	—
Diluted:
Income attributable to common stock, after assumed dilutions	$847,606	9,454,099	$0.09

Stock options exercisable for the purchase of common stock shares outstanding for the three and nine months ended November 30, 2005 and for the nine months ended November 30, 2006 were not included in the calculation of diluted income per share because the options were not dilutive.

(8)	CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. Face value of the policies in question total $575,200. During the three months ended November 30, 2006, we paid $121,122 related to these instances and accrued an additional $99,000 for anticipated appeal bonds in current litigation and any future claims that might arise on these policies. LPI has since strengthened its internal procedures for review of policies and believes that further material denials are unlikely.

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

(9)	CHANGE IN ACCOUNTING PRINCIPLE REGARDING POLICIES HELD FOR INVESTMENT PURPOSES

A recent change in the preferred method of accounting life settlement contracts held for investment significantly affects our financial statements. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that an investor may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized. FSP FTB 85-4-1 replaces FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account. The cumulative effect of this accounting change increased our net income by $281,070, net of provision for income tax of $176,000, for the nine months ended November 30, 2006. While the overall effect of FSP FTB 85-4-1 is favorable, its application eliminated some of the deferred tax benefit that we recorded in the prior fiscal year under the former treatment.

We adopted FSP FTB 85-4-1 effective March 1, 2006, and have applied the new policy to the nine months ended November 30, 2006. The following table shows how the application of FSP FTB 85-4-1 would have affected our net income and earnings per share during the nine months ended November 30, 2005:

	For the Nine Months Ended November 30, 2005	Earnings per Share`
Net income, as reported	$1,040,096	$0.11
Policy acquisition costs	620,387	0.07
Deferred income tax	(283,000)	(0.03)
Pro-forma net income under FSP FTB 85-4-1	$1,377,483	$0.15

In accordance with FSP FTB 85-4-1, we estimate our premium obligation for the policies in which we own for investment purposes to be $100,000 over the next five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Financial Statements.

We provide the following discussion to assist in understanding of our financial position as of November 30, 2006, and results of operations for the three months and nine months ended November 30, 2006 and 2005. As you read this discussion, refer to our Consolidated Statements of Income and our Consolidated Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2006. The Notes to the Consolidated Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

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

We purchase life settlement contracts for our own account. A recent change in the preferred method of accounting for life settlement contracts held for investment significantly affects our financial statements. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that an investor may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized. FSP FTB 85-4-1 replaces FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account. In the Statement of Income, brokerage fees associated with the purchase of policies for our own investment are not included under the line item entitled “Brokerage fees”, but are included under the line item entitled “Policy acquisition expense.”

We adopted FSP FTB 85-4-1 effective March 1, 2006, and have applied the new policy to the nine months ended November 30, 2006. Information about the application of FSP FTB 85-4-1 is described in Note 9 to the Financial Statements.

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

We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the recoverable amount is less than the carrying amount, an impairment charge must be recognized, based on the fair value of the asset. As of November 30, 2006, we had recognized no impairment of property or equipment.

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

New Accounting Pronouncements

SFAS 151, SFAS 152, SFAS 153, SFAS 154, SFAS 157 and FASB Interpretation (FIN) No. 48 - SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29, SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20, SFAS No. 157, Fair Value Measurements, and FIN No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 were recently issued. SFAS No. 151, 152, 153, and 154 have no current applicability to the Company and have no effect on the consolidated financial statements. FIN No. 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management plans to adopt this Statement on March 1, 2007 and is currently assessing its impact on the Company’s consolidated financial statements.

On December 16, 2005, the FASB issued FASB Statement No. 123 (revised 2005), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. FAS 123(R) requires that all stock-based compensation costs, including grants of employee stock options, are to be recognized in the financial statements based on their fair values. We have elected to apply the FAS 123(R) principles to stock options and other grants during this fiscal year and all subsequent fiscal years. Since no options were granted, modified or settled during the nine months ended November 30, 2006, there was no stock-based compensation expense included in net income for the nine month period ended November 30, 2006. Application of the FAS 123(R) principles to stock options and other grants during Fiscal 2005 would have resulted in no additional expense during the three months and nine months ended November 30, 2005.

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

The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the three months and nine months ended November 30, 2006 and 2005:

	Period Ended November 30, 2006		Period Ended November 30, 2005
	Three Months	Nine Months	Three Months	Nine Months
Number of settlements	60	189	68	208
Face value of policies	$35,235,000	$95,282,000	$28,930,000	$71,277,000
Average revenue per settlement	$121,982	$106,203	$102,570	$80,795
Net revenues derived (1)	$3,144,000	$7,650,000	$2,430,000	$7,239,000

(1)	The revenues derived are exclusive of referring brokerage and referral fees.

In addition to our traditional agency business as described above, we also purchase policies for our own investment using our own capital and resources, although we have purchased no policies for our own investment during Fiscal 2007. Expenses and income from these investments is reflected in our statement of income under the heading of “Policy acquisition expense” and you should review the section of this report entitled “Critical Accounting Estimates, Assumptions and Policies” which discusses the current and proposed accounting treatment of policies we purchase for our own investment.

Comparison of the Three Months Ended November 30, 2006 and 2005

We reported revenue of $7,318,909 and net income of $847,606 for the three months ended November 30, 2006, compared to revenue of $6,974,772 and net income of $323,470 for the three months ended November 30, 2005. The increase in net income over the corresponding period resulted from: (1) a 29% or $714,389 increase in revenues, net of brokerage fees, and (2) a 73% or $88,030 increase in other income, which were only partially offset by (3) a 7% or $117,239 increase in general and administrative expenses.

Revenues - Revenues increased by $344,137 or 5% from $6,974,772 in 2005 to $7,318,909 in 2006. The increase was due primarily to a 22% increase in our total business volume (i.e. the total face value of all viatical and life settlements transacted by us during a period) from $28,930,000 in 2005 to $35,235,000 in 2006 and a 19% increase in our average revenue per settlement and a 29% increase in our net revenues.

During the period, demand for our services remained strong and the number of policies presented to us and meeting our purchasing qualifications remained steady. Demand for policies with higher face values among both institutional and non-institutional clients continues to grow and we anticipate this demand trend to continue for the foreseeable future. Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base. In contrast, we employ a broad based, multi-client business model and our purchaser base is much broader. During this period, one institutional purchaser accounted for more than ten percent of total settlements. While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon a single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term. With our multi-client business model, we believe we can serve the demand for all our current and future clients. We believe this business model will permit us to achieve sustainable growth for the foreseeable future, without the risks associated with a single or limited number of clients.

In October 2006, the Attorney General for the State of New York filed a civil lawsuit against one of our major competitors claiming it violated fraud and antitrust laws by making secret payments to brokers that stifled bidding and that were unknown to policy sellers. If the allegations in the complaint are true, we believe we may have been adversely affected by these unfair business practices. After the filing of this lawsuit, we noted a substantial increase in our total business volume. Although we do not believe we have sufficient empirical data at this time to substantiate this increase as a trend or the direct result of the lawsuit, we believe that the Attorney General’s lawsuit has had a profoundly positive effect on the life settlement market in general. While we cannot assess the merits of the allegations in the lawsuit, we believe that the filing of the action has promoted fair dealing in the market and underscores the fiduciary duty owed by brokers to sellers.

We continue to develop and expand our client base in both domestic and international markets by emphasizing the inherent diversification and investment value of life settlements, whose performance is not correlated with the performance of equity or bond markets. During this quarter, approximately 63% of our business was attributable to domestic purchasers, while approximately 37% was from foreign purchasers, and we expect a similar ratio of domestic to foreign purchasers during the next quarter. The majority of the foreign business resulted from a single institutional purchaser. We anticipate no decrease in the supply of policies available to meet demand, especially in light of the lawsuit referenced in the preceding paragraph.

Brokerage and Referral Fees - Perhaps the most notable development during the period was a decrease in brokerage and referral fees. Brokerage and referral fees decreased 8% or $370,252 from $4,544,727 in the third quarter of 2005 to $4,174,475 in the third quarter of 2006. As a percentage of revenues, brokerage and referral fees decreased from 65% in the third quarter of 2005 to 57% in the third quarter of 2006. This decrease is due primarily to our success in encouraging the direct presentation of policies. During this period, almost 33% of our total business volume or $7.8 million was from direct presentations of policies. No broker fees are paid when a settlor is not represented by a broker and presents a policy to us directly. We advertise to encourage the direct presentation of policies. The decrease in brokerage and referral fees departs from previous quarters in which brokerage fees were increasing as our total business volume increased. While referral fees are typically based on settlement acquisition costs, brokerage fees are based on the face amount of the policies. As our total business volume increased, brokerage fees increased as well. The direct presentation of policies can change this trend. However, referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, and individual agreements between clients and their referring financial planners. Some states are moving to license viatical and life settlement brokerage activity, which may result in the capping of fees or the disclosure of fees, either of which would tend to lower the fees. The New York Attorney General’s suit may further encourage the disclosure or regulation of brokerage compensation. Brokerage fees associated with the purchase of policies for our own investment are not included in this line item, but are included under the line item entitled “policy acquisition expense.”

Expenses - General and administrative expenses increased by 7% or $117,239 from $1,642,926 in the third quarter of 2005 to $1,760,165 in the third quarter of 2006. Interest and other income increased by 73% from $120,562 in 2005 to $208,592 in 2006 due to larger cash deposits. Depreciation and amortization expense increased 12% or $6,159 from $52,863 in 2005 to $59,022 in 2006 due primarily to the continued implementation of our proprietary software from its design and testing phase to production and use within the work environment.

Expenses were also affected by cash advances we have paid on policy premiums primarily to maintain certain older viatical settlement transactions. During the three months ended November 30, 2006 and 2005, we made premium advances of $250,458 and $284,540, respectively, and were reimbursed $114,402 and $40,201, respectively. While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers. The contracts, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy. Reimbursements for these premiums come from either the purchasers or from the distribution of such purchaser’s proceeds paid when the viator dies. Premium advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.

Income Taxes - Income tax expense increased 114% or $213,615 from $188,150 in the third quarter of 2005 to $401,765 in the third quarter of 2006. The increase was due primarily to a 144% or $737,751 increase in income before taxes.

Comparison of the Nine Months Ended November 30, 2006 and 2005

We reported revenue of $20,072,315 and net income of $1,542,341 for the nine months ended November 30, 2006, compared to revenue of $16,805,455 and net income of $1,040,096 for the nine months ended November 30, 2005. The stronger net income in the 2006 period was largely due to: (1) higher revenues, net of brokerage fees and (2) an added $281,070 resulting from a change in the manner of accounting for policy acquisition costs, which were partially offset by (3) a nonrecurring $663,344 impairment charge to a limited partnership asset resulting from formation expenses, which we were unable to capitalize as initially expected due to our cancellation and dissolution of the limited partnership relationship, and (4) higher general and administrative expenses. Net income during the 2005 period was decreased by deemed policy acquisition expense of $620,024.

Revenues - Revenues increased by $3,266,860 or 19% from $16,805,455 in 2005 to $20,072,315 in 2006. This increase was due primarily to a 34% increase in our total business volume (i.e. the total face value of all viatical and life settlements transacted by us during a period) from $71,277,000 in 2005 to $95,282,000 in 2006 reflecting a continuation of the trend toward policies with higher face values. This resulted in a 31% increase in our average revenue per settlement and a 6% increase in our net revenues.

Brokerage and Referral Fees - Brokerage and referral fees increased 30% or $2,856,455 from $9,566,328 in 2005 to $12,422,783 in 2006. As a percentage of revenues, brokerage and referral fees increased from 57% in the first nine months of 2005 to 62% in the first nine months of 2006. This increase is due primarily to a trend toward greater demand for larger face value policies among both our institutional and non-institutional clients. As explained above, our brokerage and referral fees generally increase as our total business volume increases. Brokerage fees associated with the purchase of policies for our own investment are not included in this line item, but are included under the line item entitled “policy acquisition expense.”

Expenses - Our expenses during the nine months ended November 30, 2006, were significantly affected by an impairment charge of $663,344, which reflects the costs we incurred in a partnership investment. We entered into the partnership with a U.S.-based investment firm to acquire up to $50 million in life settlement contracts. The partnership purchased no policies, however, and we terminated the partnership in August 2006. See Note 2, Investments in Securities.

Expenses were also affected by cash advances we have paid on policy premiums primarily to maintain certain older viatical settlement transactions. During the nine months ended November 30, 2006 and 2005, we made premium advances of $870,628 and $800,307, respectively, and were reimbursed $241,848 and $232,516 respectively.

General and administrative expenses increased by 9% or $398,651 from $4,372,197 in 2005 to $4,770,848 in 2006. Interest and other income increased 46% or $215,565 from $468,084 in 2005 to $683,649 in 2006. Depreciation and amortization expenses increased 11% or $17,729 from $157,347 in 2005 to $175,076 in 2006 due primarily to the implementation of our proprietary software from its design and testing phase to production and use within the work environment.

Income Taxes - Income tax expense decreased by 22% or $111,966 from $510,731 in 2005 to $398,765 in 2006.

Contractual Obligations

The following table summarizes the Company’s outstanding contractual obligations as of November 30, 2006:

	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Note payable*	$1,749,549	$1,749,549	$—	$—	$—
Long-term debt	416,465	53,178	115,741	129,488	118,058
Note Payable	400,000	400,000	—	—	—
Lease commitments	153,900	32,400	$64,800	56,700	—
Total	$2,719,914	$2,235,127	$180,541	$186,188	$118,058

*	This reflects a portion of a $2.4 million line of credit. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the nine months ended November 30, 2006, was $807,283. The cash flows from operating activities resulted primarily from net income of $1,542,341, a $663,344 non-cash impairment charge relating to an unsuccessful partnership investment, and large increases in accounts receivable, which were partially offset by increases in accounts payable and a non-cash cumulative accounting change of $(457,070).

Investing Activities - Net cash flow used in investing activities was $(107,571) during the 2006 period, resulting primarily from the expenditure of $84,443 for the purchase of policies for our own investment and capitalized premiums for such policies.

Financing Activities - We used net cash in financing activities during the nine months primarily for the payment of dividends of $1,508,504 and to pay down indebtedness of $279,249.

Working Capital and Capital Availability - As of November 30, 2006, we had working capital of $1,966,264. To facilitate the purchase of policies for our own account and for short-term cash flow management and operating capital requirements, we maintain a credit line.  The credit line is secured by our cash and securities on deposit.  As of November 30, 2006, the line of credit carried an interest rate at New York prime and had a borrowing base of $2.4 million. The balance outstanding at November 30, 2006, was $1,749,549.

We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs. In addition, we continue to explore the formation of strategic alliances for joint ventures and other types of financing opportunities, which will provide more capital for us to purchase more policies for our own investment.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 29, 2006, we served a declaratory judgment action seeking a judicial ruling that the Commissioner of the Utah Division of Securities applied the Utah Securities Act in an unconstitutional manner when he ordered an administrative show cause hearing to determine whether Life Partners and an independent financial planner violated the Utah Securities Act in connection with certain viatical settlements transacted through our subsidiary, Life Partners, Inc. The Division is seeking a cease and desist and a fines of $500,000. The declaratory judgment action is styled Life Partners, Inc. and Life Partners Holdings, Inc. v. R. Wayne Klein, in his official capacity as Director, Division of Securities, Department of Commerce of the State of Utah, U.S. Dist.Ct., W.D. Tex (Waco Div.), Case No. W06-CA-339. If the Division is ultimately successful in asserting application of the Utah Securities Act, we would cease performing any services for any citizen of Utah. Such cessation would not materially affect our business operations, financial condition, or results of operations. We cannot give assurance, however, that other state securities regulators will not initiate similar proceedings in the future or that such actions would not have a material adverse effect on our business. Changes in the regulatory environment could also affect our brokers, licensees or clients, which could materially effect on our business.

We are currently involved in an arbitration proceeding relating to investment banking fees and stemming from an unsuccessful partnership investment we made earlier this year where the plaintiff is claiming that we owe investment banking fees. We believe the fees were not earned since no amounts were ever escrowed or invested and that the claims are without merit. In addition to vigorously defending this action, we are asserting counterclaims to recover damages we have incurred. Another investment banking firm made similar claims earlier this year in a separate arbitration proceeding and that firm’s claims were denied.

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

Date: January 16, 2006

Life Partners Holdings, Inc.

By:  /s/ Brian D. Pardo

Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant
and as principal executive officer)
Date:  January 16, 2006

By:  /s/ Nina Piper

Nina Piper
Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31	Rule 13a-14(a) Certifications	25
32	Section 1350 Certification	27