Form 10KSB
period 2007-02-28
LIFE PARTNERS HOLDINGS INC
filed 2007-05-29
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”)
For the fiscal year ended: February 28, 2007

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
(Title of Class)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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
Yes ☐ No ☒

Revenues of issuer for year ended February 28, 2007: $29,795,323

The aggregate market value of the Common Stock held by non-affiliates of the issuer was approximately $80,737,872 as of May 23, 2007, based on average bid and asked prices on the Nasdaq Stock Market reported for such date. Shares held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This standard for determining affiliate status is not necessarily the appropriate standard for other purposes.

Shares of Common Stock, $.01 par value, outstanding as of May 23, 2007: 9,615,586

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part II, Item 5 and Part III of this report.

LIFE PARTNERS HOLDINGS, INC.

2007 Form 10-KSB Annual Report

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-KSB concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-KSB, particularly in the sections entitled “Item 1 - Business - Risk Factors” and “Item 6 - Management’s Discussion and Analysis”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Item 1. Description of Business

Life Partners

General. Life Partners Holdings, Inc. (“We” or “Life Partners”) is a financial services company and the parent company of Life Partners, Inc. (“LPI”). LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements.” These financial transactions involve the purchase of the life insurance policies of terminally ill persons (viatical settlements) or elderly persons (life settlements) at a discount to their face value for investment purposes.

The Secondary Market for Life Insurance Policies. LPI was incorporated in 1991 and has conducted business under the registered service mark “Life Partners” since 1992. Our operating revenues are derived from fees for facilitating viatical and life settlement transactions. Both viatical and life settlement transactions involve the sale of an existing life insurance policy to another party. By selling the policy, the policyholder receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the insured dies.

Over the past few years, the distinction between viatical and life settlements has diminished and the markets have largely merged. State regulations govern both types of transactions in the same manner and the services we provide for both types of transactions are the same. Thus, we view both viatical and life settlements to be within the same line of business and do not distinguish between them for financial reporting purposes. Throughout this report, we refer to all of our transactions generally as “life settlements”.

We are a financial services company, providing purchasing services for life settlements to our client base. We do this by matching life settlors with purchasers. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. In order to meet market demand and maximize our value to our clients, we have made significant investment in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 50,000 purchaser transactions associated with the purchase of over 5,600 policies. We believe our experience, infrastructure and intellectual capital gives us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

We match life settlors with purchasers. We act as agent for settlement purchasers, for whom we identify and qualify policies. We locate potential life settlors through a network of brokers, insurance, financial and estate planning professionals, through personal referrals and through Internet and print media advertising. Brokers are typically compensated based on a percentage of the face value of the policy sold, which is paid upon the closing of a settlement. Estate planning professionals and financial planners typically operate on a fee-for-service basis, which is paid directly by their client. We have long-term relationships with most of the country's life settlement brokers and believe that these brokers adhere to applicable regulatory requirements when conducting their business. In the fiscal year ended February 28, 2007, broker referrals accounted for 90% of the total face value of policies transacted, which is approximately the same compared to fiscal 2006. Policies presented from two brokers constituted 73% of the total face value of all completed transactions presented by brokers during fiscal 2007. This compares to a concentration of 68% of the total face value of all completed transactions from two brokers in fiscal 2006.

Purchasers of life settlements generally come to us through a network of financial planners, whom we call licensees. We develop this network through referrals and have long-standing relationships with most of the financial planners. Although these financial planners can be compensated through fee-based consultations paid by the purchaser, we compensate most of the financial planners based on the amount invested. The compensation of financial planners is paid in cash generally upon the closing date of the transaction.

To purchase a life settlement, a prospective purchaser typically submits a purchaser application containing personal information such as the purchaser’s name and address as well as affirmative representations establishing the purchaser as financially sophisticated. A purchaser will also submit an agency agreement and special power of attorney, which appoints us as a limited agent of the purchaser to act on his or her behalf in purchasing a life settlement. Unless specifically waived by a purchaser, the agency agreement limits our authority to policies issued by an insurance carrier having an A.M. Best rating of A- or better and to policies beyond their contestable period (generally two years or older). While in the past most insureds have had a life expectancy of 60 months or less, we have expanded this market to include insureds with life expectancies of up to 10 years or more depending on the purchasing parameters of each client. As we identify and qualify policies fitting generally within the purchasing parameters of our clients, we distribute insurance and current medical status information on these policies (with the insured’s name and other identifying information redacted) throughout our financial planner network. We also make available to each financial planner standard disclosures discussing the nature and risks of making a life settlement purchase. A purchaser can then, in consultation with his financial planner or other professionals available to them, select one or more policies, specify the portion of the policy or policies to be purchased and submit a reservation form either electronically or by fax. To diversify their positions, individual purchasers generally buy fractional interests in one or more policies and not an entire policy, while institutional purchasers tend to purchase entire policies. At the same time, the purchaser mails or wires the acquisition price to the escrow agent and mails or faxes a policy funding agreement to us. The policy funding agreement identifies the policy or policies to be purchased, the acquisition price, the administrative services provided, and the escrow arrangements for receipt and disbursement of funds. In essence, we act upon the instructions of the purchasers as their purchasing agent.

For the protection of the seller’s ownership interest and the purchaser’s monetary interest, all transactions are closed through an independent escrow agent, Sterling Trust Co. (“Sterling”), which is a wholly-owned subsidiary of United Western Bancorp, Inc. (NasdaqGM: UWBK). Sterling will close a purchase when it receives from purchasers executed policy funding agreements and the acquisition price for a policy, verifies that the policy is in full force and effect and that no security interest has attached to the policy, and receives a transfer of policy ownership form acknowledged by the insurance company. Sterling then pays the seller the offer price (net of fees and costs). We send confirmation of the transaction to the purchaser as well as a copy of the assignment documents.

After closing the transaction, we generally hold title to the policy as nominee for the purchaser. Responsibility for policy premium costs passes to the purchaser, who typically funds the premium costs through deposits with Sterling. We strictly maintain the confidentiality of a life settlor’s personal information in accordance with regulations promulgated by the Texas Department of Insurance. A purchaser will receive evidence of the transfer of ownership of the policy (which identifies the insured), but will not receive contact information for the insured, which is available only to licensed life settlement companies like Life Partners. We monitor the insured’s health status and notify Sterling upon the insured’s death. We also notify purchasers in instances in which the premium escrow account has been exhausted so that the purchaser can replenish the account to keep the policy from lapsing.

We pioneered the foregoing transaction design and, since our formation, we have participated in the purchase of life settlement transactions totaling over $770 million in face value.

The Life Settlement Market and Competition. Life settlements provide a secondary market for existing life insurance policies that the owner no longer needs or wants and that insure a person whose life expectancy can be reasonably estimated. Over the past few years, the market for life settlements has grown substantially both from the demand and the supply sides of the transaction with an increase in the average face amount of policies presented for sale. The larger amount of capital required to meet the higher acquisition costs of the average life settlement has led us to develop relationships with institutional purchasers in addition to expanding our base of individual clients and increasing the minimum investment amount. We have devoted substantial marketing and client development resources to attracting both individual and institutional purchasers domestically and abroad, both directly and through their advisors. The number of individual purchasers and the amount of their average investment have increased substantially providing us with a significant market advantage by enabling us to reach the diversification goals of our clients as well as giving us greater flexibility in purchasing policies. We have also experienced success in attracting institutional clients and believe that we shall continue to attract institutional clients as we devote more time and resources into cultivating relationships with them.

One disincentive for domestic institutional investment had been the accounting treatment applied to the purchase of life insurance policies, which generally required that settlements be recorded at the cash surrender values of such policies instead of their purchase prices. This treatment often resulted in substantial write-downs for financial reporting purposes. However, a 2006 change by the Financial Accounting Standards Board in the preferred method of accounting for life settlement contracts held for investment significantly changes the prior accounting treatment. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that an investor may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized. FSP FTB 85-4-1 replaces FASB Technical Bulletin 85-4, which essentially required that a purchaser record the excess of the purchase price over the cash surrender value as expense when purchasing policies. We believe the adoption of this more favorable accounting treatment has spurred institutional investment, especially in the domestic market. This accounting change has also had a positive effect on policies that we own, and we expect to increase the amount of policies that we purchase for our own investment.

We believe that the total face value of life settlement transactions completed during 2006 was about $5 billion in face amount, which figure gives us a market share of approximately three percent. This estimate is only an approximation, since precise market data is not available publicly and thus our competition is difficult to quantify. We are the only publicly held company operating in this market. Some competitors file publicly available transaction activity with state insurance commissions. Not every company may report its transactions, however, and the accuracy of the information relies on the veracity of the filings made by each company. In 2005, Sanford C. Bernstein & Co., LLC, a research unit of AllianceBernstein L.P., estimated the market to be approximately $13 billion in face value of policies purchased from 1998 through 2005. Bernstein also notes the life settlement market has grown about eight times faster than non-traditional life insurance and that they expect this growth rate differential to continue and could expand over the next few decades with the increasing number of older Americans and an increase in market penetration. Our estimates of market activity are based in part on the Bernstein data and on known transaction volumes with allowance for unreported data and multiple reports of the same transaction.

Assuming annual market activity of about $5 billion in policy face amount, we estimate that our largest industry competitor captured approximately 43% of the market in 2005 and 35% in 2006. We believe, however, this historical market information does not fairly represent a true analysis of the market. In October 2006, the Attorney General for the State of New York filed a civil lawsuit against our largest competitor claiming it violated fraud and antitrust laws by making secret payments to brokers that stifled bidding and that were unknown to policy sellers. In May 2007, the State of Florida filed a show cause order against the same competitor alleging similar unfair business practices. While we cannot assess the merits of the allegations in either action, we believe that the filing of these actions will substantially affect this competitor’s prior market domination, will promote fair dealing in the market and underscores the fiduciary duty owed by brokers to sellers. These actions may have also increased our business volumes. After the filing of the New York Attorney General’s lawsuit, our total business volumes during the third and fourth fiscal quarters increased substantially. We cannot be certain whether these actions contributed directly to the increases, but we note the correlation in timing. We do not engage in the practices cited in these legal proceedings and, accordingly, believe that we will not face similar proceedings.

We have also noted a trend in the presentation of policies with higher face values, and we have adjusted our business practices to remain competitive and have purchased more of these policies. During the past year we have noted that there appears to be more awareness of the secondary market for insurance policies among potential sellers and this increased awareness has resulted in an expansion of the supply of eligible policies to purchase. We believe the substantial increase in our business over the past two quarters is due to a combination of these factors and we believe these factors will enable us to experience sustainable growth over the next fiscal year.

The remainder of the market is divided among other competitors, none of which is believed to have more than 10% of the market. Unlike some of our competitors, which have more restrictive purchasing parameters or a single provider of investment capital, we have developed markets for all types of life expectancies in order to accommodate the investment goals of our clients as well as the individual circumstances of the policies presented to us. We believe this diversified capital business model makes us more competitive in the market and provides us with greater flexibility. We also believe that this model provides a stronger platform for our sustainable growth as a company. Markets are segmented by length of life expectancy and policy face value. The amount of competition in these markets varies according to the demand for such policies.

We believe the life settlement market in general will substantially increase during the next year due to a number of factors. First, market demand from purchasers remains strong for these transactions. We also note that competition for such policies has increased, indicating that there is an increased awareness among the financial markets in general of the value of life settlements as an investment vehicle. The favorable market demand is also due, in part, to a continued cautious attitude of purchasers and a desire for alpha returns (i.e. returns which are not correlated to market indices). We believe we have successfully educated many individual and institutional purchasers about the potential returns available from life settlements and the inherent diversity they offer from traditional types of investments. Continued general economic uncertainty has led many purchasers to seek alternative investment strategies that diversify their portfolios and avoid economically sensitive investments. Life settlements provide diversification and are largely independent of the factors contributing to economic downturns, such as interest rate fluctuations and increasing fuel costs. We believe that interest from both individual and institutional purchasers will continue to grow steadily throughout the next fiscal year.

Life settlements adversely affect the profitability of life insurance companies by keeping policies in force that would otherwise have lapsed. According to a December 2006 article in the New York Times, insurance companies in 2005 reduced their financial exposure by $1.1 trillion when 19.8 million policyholders stopped paying premiums, citing data from the Insurance Information Institute. In comparison, the industry paid death benefits on only 2.2 million policies.1 Thus, the windfall profits from policies that lapse are readily apparent.

Life insurance companies or industry associations have responded by publicly criticizing the life settlement industry and by adopting policy features that mimic the liquidity offered by life settlements. As an example, some policies offer pre-death, cash benefits (sometimes called accelerated death benefits), which offer some cash benefit to policyholders before death. We do not expect the availability of accelerated death benefits to affect the life settlement market significantly. In comparison to typical life settlements, the scope of the accelerated death benefit is narrower and the financial benefit is smaller. The life insurance industry’s adoption of truly competitive benefits is unlikely given the crucial role that policy lapse rates play in financial operations of life insurance companies.

While the life settlement industry had been negatively affected by some companies using illegal or questionable business practices, we believe that state and federal regulators have effectively identified and curtailed or shut down most of the companies that were engaged in such practices. The result of these law enforcement actions has been to reduce the amount of competition for both policies and purchasers. To further curtail abuse, state legislatures and insurance regulators have passed laws and adopted regulations requiring the licensing of life settlement brokers and providers, mandated disclosures to sellers or purchasers or both, and instituting periodic reporting requirements, and setting forth prohibited business practices. While the risk of excessive regulation or misapplication always exists, we believe these laws and regulations have generally had a positive effect on the industry and on our ability to compete in the secondary life insurance market. We are licensed as a viatical and life settlement company in the State of Texas and information about us is available through the Texas Department of Insurance or on its website at:

https://apps.tdi.state.tx.us/pcci/pcci_show_profile.jsp?tdiNum=8967842&companyName=Life%20Partners,%20Inc.&sysTypeCode=PA

1 Duhigg, Charles, “Late in Life, Finding a Bonanza in Life Insurance”, New York Times, December 17, 2006

Access to capital, the insurance industry’s addition of pre-death cash benefits, law enforcement pressure on companies operating illegally, and increasing government regulation have contributed to a stabilization in the number and sophistication of life settlement companies, both those purchasing for their own accounts and those, like us, who act as agents for our clients. We estimate the number of life settlement companies actively purchasing for their own account or as agents for purchasers to be fewer than 10 and the number of active brokers at about 25. While we believe we are one of the largest life settlement companies (based on face value of policies settled), competition within the life settlement market is active among the few companies in this sector and we will continue to experience competition for qualified policies to purchase. This competition will have an effect on the prices we pay for policies, the amount of brokerage and referral fees we pay, and the prices we set for the acquisition of policies. We believe the overall market for life settlements will increase as more seniors become aware of their option to liquidate an unwanted policy through a life settlement. In light of our experience in the market and our estimates concerning competition and supply and demand for policies, we believe our total business volume for life settlements will be approximately $200 million in face value for fiscal 2008, which is a 37% increase over our total business volume of $153 million in fiscal 2007. This amount is 65% greater than the $93 million in total business volume we estimated last year and represents a 76% increase over the $87 million of total business volume in fiscal 2006.

The following table shows the number of viatical and life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for our fiscal years ended February 28, 2005, 2006 and 2007:

	2005	2006	2007
Number of settlements	289	259	220
Face value of policies	$65,082,000	$87,275,000	$151,397,400
Average revenue per settlement	$64,865	$77,543	$135,433
Total net revenues derived (1)	$9,166,000	$8,485,000	$12,231,200

(1)	The revenues derived are exclusive of brokerage and referral fees.

Industry Regulation and Taxation

General. When the life settlement market was first established, it was sparsely regulated. Due in part to abuses within the industry, which were well-publicized, the federal government and various states moved to regulate the market in the mid-1990’s. These regulations generally took two forms. One sought to apply consumer protection-type regulations to the market. This application was designed to protect policyholders and purchasers. Another sought to apply securities regulations to the market, which was designed to protect purchasers. Various states have also used their insurance regulations to attack instances of insurance fraud within the industry.

Consumer Protection Licensing. The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (NAIC). At least 35 states have now adopted some version of this model law or another form of regulation governing life settlement companies in some way. These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insureds and sellers, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive.

Licensing in Texas. We are licensed as a viatical and life settlement company by the Texas Department of Insurance. Under the Texas requirements, we must file our transaction documents with the state for approval, make certain disclosures to insureds and sellers, offer a 15-day right of rescission to the seller, file certain annual reports with the state, and abstain from unfair business practices. Because all of our transactions are completed in Texas, the Department of Insurance has jurisdiction to investigate complaints from any insured or seller, irrespective of the state in which that insured or seller lives.

Securities Regulations. Some states and the Securities and Exchange Commission have attempted to treat life settlements as securities under federal or state securities laws and have successfully done so in circumstances in which the transactions were structured as securities. No state or federal regulatory body or private litigant has successfully asserted that our life settlement transactions are securities under state or federal law. Due to the manner in which we structure our settlements and utilizing, in some instances, the exceptions and exemptions under securities laws, such laws have not limited our business model to a significant extent.

We believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry. The widespread application of securities laws would, as a practical matter, prevent us and other life settlement companies from marketing settlements with little or no benefit to purchasers. Each of our purchasers has represented themselves to be sophisticated individuals or institutions, which have little need for the protections afforded by the securities laws. At this point, the possible application of such laws has not had an adverse, material effect on our business, but we cannot give assurance that our business would not be materially and adversely impacted by a securities-based action.

Insurance Regulation. As a life settlement company, we facilitate the transfer of ownership in life insurance policies, but do not participate in the issuance of policies. We do not engage in the business of insurance and are not required to be licensed as an insurance company or insurance broker. We do, however, deal with insurance companies and professionals in our business and are indirectly affected by the regulations covering them. The insurance industry is highly regulated, and these regulations affect us in numerous ways. We must understand the regulations as they apply to policy terms and provisions and the entitlement to, and collectibility of, policy benefits. We rely upon the protections against fraudulent conduct that these regulations offer and we rely upon the licensing of companies and individuals with whom we do business.

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

The act does not exempt the receipt of life settlement proceeds. Life settlement proceeds would typically be taxed as ordinary income to the extent that the proceeds exceed the premiums paid for the insurance policy. However, although proceeds from a life settlement transaction can be substantial, the amount of settlement often does not exceed the total amount of premiums paid over the years and thus many times the transaction does not result in a taxable event for the seller of the policy.

Employees

As of February 28, 2007, we had 37 direct employees, none of whom are represented by a labor union, as well as almost 3,000 licensees who act as independent contractors and refer clients to us for the purchase of life settlements. We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory.

More about Life Partners

Our executive offices are located at 204 Woodhew, Waco, Texas 76712 and our telephone number is 254-751-7797. Our corporate information website is www.lphi.com. We make available without charge our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to these reports shortly after we file these reports with the SEC. Our informational website for insureds and policyholders is www.lifepartnersinc.com.

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

We Are Operating in Evolving Markets that May Be Volatile

We are operating in the life settlement market, which is a relatively new market within the financial services sector. Although it has grown exponentially in the past few years, how and to what extent it will continue to develop is uncertain. Because we are the only publicly reporting company in this industry, measuring the market is difficult. In 2005, Sanford C. Bernstein & Co., LLC, a research unit of AllianceBernstein L.P., estimated the life settlement market to be approximately $13 billion in face value from 1998 through 2005. Based on our market experience and industry analysis, we do not dispute this figure as an estimate of the current market. As more insureds become aware of life settlements as a financial planning option, we expect the size of the market to grow substantially. While we have demonstrated our ability to originate, underwrite and place life settlements with our individual clients, any dramatic growth will depend heavily upon the entry of institutional purchasers and the increase in presentations of policies with face values in excess of $5 million. Whether we can maintain markets for such policies will depend on our ability to attract more institutional and accredited investors and convince these purchasers that we can originate sufficient numbers of qualified policies for purchase and that our policy analysis and pricing practices are sound. Until we attract a sufficient number of institutional clients to provide for consistent and predictable demand in addition to the demand from our individual clients, our financial performance during any period may be materially affected by the entry or departure of one or more of our institutional clients from the market.

While we are among the most experienced and largest companies within these markets, our prospects must be considered in light of the risks, expenses and difficulties encountered by those attempting to operate in evolving markets. We cannot assure you that we will be successful in addressing the risks we face. The failure to do so could have a material adverse effect on our business, financial condition, and results of future operations.

Our Operating Results in One or More Future Periods Are Likely to Fluctuate and May Fail to Meet Expectations.

While our revenues have steadily grown over the past five years, our net operating results have fluctuated in the past and may fluctuate significantly in the future depending on purchaser demand for life settlements, brokerage and referral fees, unexpected increases in general and administrative expenses and competition for qualified policies. Because of these or other factors, our operating results may, in some future period, fall below market expectations. In such event, the market price of our securities might fall. Moreover, fluctuations in our operating results may also result in volatility in the market price of our securities.

Our Success Depends on Maintaining Relationships Within Our Referral Networks

We rely primarily upon brokers to refer potential sellers of policies to us and upon financial planners, known as licensees, to refer client purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with the brokers or financial planners, and they are free to do business with our competitors. In addition, the pool of brokers and referring financial planners is relatively small, which can increase our reliance on our existing relationships and impair attempts to reduce brokerage fees. During fiscal 2007, two brokers accounted for 73% of the total face amount of policies we purchased. This compares with 68% of policies being presented from the same two brokers last year. In recent years, we have increased our advertising and market presence to encourage sellers to present policies to us directly. These efforts have resulted in large increases in the number of policies submitted to us directly. During fiscal 2007, 69 of such policies were submitted to us directly compared to 145 policies that were submitted by brokers. Policies submitted directly tend to have much smaller face amounts, however, and such policies represented only 10% of the total face value of all policies closed in fiscal 2007, which is approximately the same as the amount for fiscal 2006. We are also developing our own network of insurance and financial planning professionals, known as producers, to refer potential sellers to us, and we expect referrals from this source to grow. As with brokers, our ability to build and maintain these relationships will depend upon our closing rates and the level of compensation we pay to the referring professional. The compensation paid to the referring professional will affect the offer price to the seller and the compensation we receive. We must balance these interests successfully to build our referring network and attain greater profitability.

We Depend on Growth in the Life Settlement Market

Growth of the life settlement market and our expansion within the market may be affected by a variety of factors, including:

•	the inability to locate sufficient numbers of life settlors;

•	the inability to convince potential sellers of the benefits of life settlements;

•	the inability to attract sufficient qualified purchasers;

•	competition from other life settlement companies;

•	the occurrence of illegal or abusive business practices resulting in negative publicity about the market; and

•	the adoption of overly burdensome governmental regulation.

In addition, the life settlement market may evolve in ways we have not anticipated and we may be unable to respond in a timely or cost-effective manner. If the life settlement market fails to grow as quickly as or in the directions we have anticipated, our business, financial condition and results of operations would be materially adversely affected as it relates to our large-scale growth.

Our Purchasers Depend on Our Ability to Predict Life Expectancies and Set Appropriate Price; If Our Investment Returns Are Not Competitive We May Lose Purchasers; We Must Purchase In Large Numbers

A purchaser’s investment return from a life settlement depends on three factors: the policy face amount, the settlement purchase price and the demise of the insured. We price settlements based on the policy face amount and the anticipated life expectancy of an insured. For viatical settlements, life expectancies are estimated based on a medical analysis of the insured. For life settlements, life expectancies are estimated from medical and actuarial data based on the historical experiences of similarly situated persons. The data is necessarily based on averages involving mortality and morbidity statistics. The outcome of a single settlement may vary significantly from the statistical average. It is impossible to predict any one insured’s life expectancy exactly. To mitigate the risk that an insured will outlive his or her predicted life expectancy, we price life settlements to yield competitive returns even if this life expectancy prediction is exceeded. In addition, life settlement purchasers must be able to bear a non-liquid investment for an indeterminate period of time.

If we underestimate the average life expectancies and price our transactions too high, our purchasers will not realize the returns they seek, demand may fall, and purchasers may invest their funds elsewhere. In addition, amounts escrowed for premiums may be insufficient to keep the policy in force and it is the responsibility of the purchasers to pay these additional premiums. If we overestimate the average life expectancies, the settlement prices we offer will fall below market levels, supply will decrease, and sellers may engage in business with our competitors or pursue other alternatives. Our ability to accurately predict life expectancies and price accordingly is affected by a number of factors, including:

•	the accuracy of our life expectancy estimations, which must sufficiently account for factors including an insured’s age, medical condition, life habits (such as smoking), and geographic location;

•	our ability to anticipate and adjust for trends, such as advances in medical treatments, that affect life expectancy data; and

•
our ability to balance competing interests when pricing settlements, such as the amounts paid to life settlors, the acquisition costs paid by purchasers, and the compensation paid to ourselves and our referral networks.

To foster the integrity of our pricing systems, we use both in-house and outside experts, including medical doctors and published actuarial data. We cannot assure you that, despite our experience in settlement pricing, we will not err by underestimating or overestimating average life expectancies or miscalculating reserve amounts for future premiums. If we do so, we could lose purchasers or policy sellers, and those losses could have a material adverse effect on our business, financial condition, and results of operations.

Government Regulation Could Negatively Impact Our Business

We are licensed and regulated by the Texas Department of Insurance as a viatical and life settlement company. Texas law requires the licensing of viatical and life settlement providers and governs many aspects of our conduct, operations, advertising and disclosures. Our licensing in Texas, our transaction structure for the settlements, and our belief that the locus of the settlements is in the State of Texas generally provides an exemption from application of regulation in other states. Similar laws in other states can affect, however, our activities and those of brokers with whom we do business. For example, the State of Virginia has claimed that we are subject to its insurance licensing and laws and must be licensed by Virginia to purchase policies from its residents. We disputed Virginia’s claims, but were unsuccessful in a hearing before the District Court in Virginia and in an appeal to the Fourth Circuit Court of Appeals. Application of regulations such as Virginia’s would increase our regulatory costs or result in a loss of business, if we chose to withdraw from the state rather than comply with the regulations. In either case, the regulatory application could materially affect our business. In addition, some states and the Securities and Exchange Commission treat life settlements as securities under state and federal securities laws. Because of legal precedent relating to the structure of our transactions, we do not believe that the application of securities laws will have a material adverse effect on our operations, but cannot assure you that state regulators or private individuals will not file these types of actions in the future or that such actions would not have a material adverse effect on our business. Further, changes in laws or governmental regulation could affect our brokers or clients, which could have a material adverse effect on our business.

Our Chairman and Chief Executive Officer Beneficially Owns 52% of Our Common Stock and, as a Result, Can Exercise Significant Influence over Our Company

Mr. Brian D. Pardo, our Chairman and Chief Executive Officer, is defined under SEC regulations as the beneficial owner of approximately 52% of our common stock, largely as the result of exercising voting power by proxy over shares held by The Pardo Family Trust. He will be able to control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. His voting control affects indirectly the process for nominating directors, since theoretically he could nominate and elect directors without board involvement. This concentration of ownership may also have the effect of delaying or preventing a change in control of Life Partners, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Our Stock Is Thinly Traded and the Stock Price May Be Volatile

Although our common stock was traded on the Nasdaq Capital Market (formerly the Nasdaq SmallCap) market during the period covered by this filing, our common stock has qualified for and traded on the Nasdaq Global Market since March 12, 2007. Both the Nasdaq Capital Market and the Nasdaq Global Market require numerous qualitative standards such as minimum price at initial listing, minimum trading price for a 30-day period and adherence to numerous corporate governance requirements such as an independent audit committee. With an average daily volume of about 32,000 shares for the previous three months, our stock is not widely traded and our share prices may be volatile due to actual or anticipated variations in our quarterly operating results, positive or negative developments concerning our business, our industry or the general economy.

Item 2. Description of Property

Our corporate offices are located at 204 Woodhew in Waco, Texas. We own 1.068 acres at this location and our offices occupy the entire 12,012 square foot office building, which was built on the lot in 1986.

Item 3. Legal Proceedings

During the fiscal year ended February 28, 2007, we incurred settlement expenses of $415,312 for the resolution of litigation or potential litigation.  A significant portion of this amount was related to the settlement of litigation involving an alleged breach of contract in order to avoid the costs of litigation. Most other settlements involve purchaser claims and relatively minor settlement amounts.  In some instances, we have repurchased some interests in policies to settle claims.  In these cases, only the excess (if any) of the settlement payment over the fair value of the repurchased policy is charged to settlement expense.  The balance is recorded on our balance sheet as an asset under “Investments in policies” and the cash expenditure is recorded on our cash flow statement under “Purchase of policies for investment purposes and capitalized premiums.” For these types of settlements during the period, we recorded $181,437 of settlement expense and $72,820 for purchase of policies for investment purposes.

On June 9, 2006, a putative class action case entitled Earl Parchia et al. v. Life Partners, Inc., Cause No. 2006-2258-4 was filed against us in the 170th District Court of McLennan County, Texas. Although this action purports to represent a class of persons similarly situated, the Court has not certified this case as a class action. This action alleges breach of contract in connection with advising purchasers of premiums that come due on policies in which the escrow for premiums has been exhausted. The case also alleges that we breached our contract with purchasers by selecting life insurance policies insuring the lives of individuals who were not actually terminally ill. Although we have filed a partial motion for summary judgment and discovery has been authorized, there has been no significant action in this matter during the past several months. We believe there are numerous and substantial legal and factual issues that will prevent this matter from being certified as a class action and that will not support the claims made in this case. We intend to vigorously defend this action, but we cannot predict or guarantee the outcome of the action.

On May 29, 2005, we filed an action in federal court against the Commonwealth of Virginia for a legal determination as to whether a state in which we have no presence can exercise regulatory control over us if a citizen of that state engages in interstate commerce with us. We initiated the action in response to an administrative claim threatened by the State Corporation Commission for conducting business without foreign qualification. On March 10, 2006, the court issued an order denying our motion for summary judgment and granting the state’s motion for summary judgment. Because of this adverse ruling, we filed an appeal in the U.S. Court of Appeals for the Fourth Circuit, but the Fourth Circuit affirmed the decision of the lower court. In response, we have requested an en banc hearing before all judges of the Fourth Circuit and we are currently awaiting a decision from the Court. We believe that substantial legal precedent on this issue supports our legal position and we intend to vigorously pursue this action, but we cannot predict or guarantee the outcome of the action. If the Commonwealth of Virginia ultimately prevails on this issue, we could be required to register as a viatical or life settlement company in Virginia and other states, in addition to our current registration in the State of Texas, or to cease settling policies with residents of Virginia and other states. While the number of policies presented to us from Virginia residents is not material to our operations, the adoption of similar legislation, which significantly impedes the ability of insureds to freely engage in interstate transactions with us, could have a material adverse effect on our operations.

On November 29, 2006, we served a declaratory judgment action seeking a judicial ruling that the Commissioner of the Utah Division of Securities applied the Utah Securities Act in an unconstitutional manner when he ordered an administrative show cause hearing to determine whether Life Partners and an independent financial planner violated the Utah Securities Act in connection with certain life settlements transacted through our subsidiary, Life Partners, Inc. The Division is seeking a cease and desist and fines of $500,000. The declaratory judgment action is styled Life Partners, Inc. and Life Partners Holdings, Inc. v. R. Wayne Klein, in his official capacity as Director, Division of Securities, Department of Commerce of the State of Utah, U.S. Dist.Ct., W.D. Tex (Waco Div.), Case No. W06-CA-339. A motion for summary judgment in this case is currently pending before the court. If the Division were ultimately successful in asserting application of the Utah Securities Act, we would cease performing any services for any citizen of Utah. Such cessation would not materially affect our business operations, financial condition, or results of operations. We cannot give assurance, however, that other state securities regulators will not initiate similar proceedings in the future or that such actions would not have a material adverse effect on our business. Changes in the regulatory environment could also affect our brokers, licensees or clients, which could materially effect our business.

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

PART II

Item 5. Market for Our Common Stock, Related Shareholder Matters and Our Purchases of Equity Securities

Market Information. On May 21, 2007, there were approximately 118 shareholders of record of our Common Stock. Most of our common stock is held beneficially by broker/dealers. We believe that there are approximately 1,492 beneficial owners of shares of our common stock who hold in street name through brokers.

The following table sets forth the high and low closing bid prices per share of our common stock for each full quarterly period during the two most recent fiscal years, as reported by The Nasdaq Stock Market.

	High	Low	Cash Dividends
Year Ended 2/28/06
First Quarter	$7.50	$4.00	$.05
Second Quarter	$5.21	$3.96	$.05
Third Quarter	$4.64	$3.21	$.05
Fourth Quarter	$6.50	$4.60	$.05
Year Ended 2/28/07
First Quarter	$6.10	$5.31	$.05
Second Quarter	$5.85	$4.05	$.05
Third Quarter	$9.92	$5.05	$.06
Fourth Quarter	$12.00	$9.60	$.05

On May 23, 2007, the last reported sale price of our common stock on The Nasdaq Global Market was $18.68 per share. Our total share volume for April 2007 was approximately 584,200 shares compared to 176,200 shares for the same period last year.

Dividends. We paid common stock dividends of $0.20 per share in fiscal 2006 and $0.21 per share in fiscal 2007. The dividend declared by the Board of Directors has been $0.05 per share in each quarter since August 17, 2004 with an additional $0.01 “Christmas Bonus” dividend in the Third Quarter of fiscal year 2007.

Item 6. Management’s Discussion and Analysis

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements.

We provide the following discussion to assist in understanding our financial position as of February 28, 2007, and results of operations for the years ended February 28, 2007 and 2006. As you read this discussion, refer to our Consolidated Statements of Income and our Consolidated Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements.

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

For life insurance policies purchased for our own account in fiscal year 2006 and before, we followed Financial Standards Board Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4), which required that we reduce our investment in the policies to the cash surrender value of such policies with any differences between cost and cash surrender value being charged to expense.

On March 27, 2006, FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued, which amends FTB 85-4. The FASB Staff Position states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. FSP FTB 85-4-1 is required to be applied to fiscal years beginning after June 15, 2006. We elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007). We expect to value our investments in life settlement contracts using the investment method. As of February 28, 2007, our investments in life settlements held for our own account were valued at $552,989. This change in accounting principle resulted in an increase in the value of life settlements which we hold for our own account of $457,070.

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

We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. As of February 28, 2007, we had recognized no impairment.

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

New Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. While we were not required to comply with the provisions of FAS 123(R) until March 1, 2006 (the beginning of fiscal 2007), we have elected to apply the FAS 123(R) principles to stock options and other grants during fiscal 2006 and all subsequent fiscal years. Since no options were granted, modified or settled during fiscal 2006 or fiscal 2007, there was no stock-based compensation expense included in net income for the year ended February 28, 2006 or 2007.

On March 27, 2006, FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued. See “Critical Accounting Estimates, Assumptions and Policies” above.

Other recent accounting pronouncements have been issued including FASB Statements No. 155, 156, 157,158 and 159, FIN 48 and SAB 108. For a discussion of these pronouncements, refer to Footnote 3 to the Consolidated Financial Statements.

Life Partners

We are the world's oldest and only publicly traded company operating exclusively in the life settlement industry. Our revenues are primarily derived from fees associated with facilitating life settlement transactions.

Comparison of Years Ended February 28, 2007, and 2006

We had net income of $3,641,300 for the year ended February 28, 2007 (fiscal 2007), as compared to net income of $1,143,751 for the year ended February 28, 2006 (fiscal 2006). This 218% increase in net income is attributable primarily to an almost 150% increase in income from operations, a 43% increase in interest income and a 537% increase in realized gains on investments. Legal costs for fiscal 2007 were $2,150,126 compared to $1,545,149 in fiscal 2006 and comprised the largest single general and administrative expense other than federal income tax. These costs were attributable primarily to our prosecution of lawsuits against the States of Virginia and Utah and in defending ourselves in the arbitration action against our former investment bankers. See Item 3. Legal Proceedings.

Revenues - Revenues increased by $9,711,670, or 48% from $20,083,653 in fiscal 2006 to $29,795,323 in fiscal 2007. This increase was due primarily to a 73% increase in our total business volume as measured by the face value of all policy settlements transacted through us and a 75% increase in the average revenue per settlement from $77,543 in fiscal 2006 to $135,433 in fiscal 2007. The number of settlements we transacted this year decreased by 18% from last year continuing a trend toward fewer number of transactions, but with larger face amounts.

During the period, demand for our services remained strong and the number of policies presented to us and meeting our purchasing qualifications remained steady. Growth in demand was especially strong for policies with higher face values among both institutional and non-institutional clients, and we anticipate this demand trend to continue for the foreseeable future. Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base. In contrast, we employ a broad based, multi-client business model and our purchaser base is much broader. During this period, one institutional purchaser accounted for more than ten percent of our revenues. While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon any single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term. With our multi-client business model, we believe we can serve the demand for all our current and future clients. We believe this business model will permit us to achieve sustainable growth for the foreseeable future, without the risks associated with a single or limited number of clients.

We believe the increasing demand for our services results primarily from two factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments. Returns on life settlements are linked to the lives of the insureds. As such, the settlements function independently from traditional equity and debt markets and commodity investments. As the oldest and one of the largest providers of life settlements, we benefit from these trends in the investing community. Demand for our services emanates from both domestic and international purchasers, and the ratio of domestic clients to international clients was relatively unchanged from last year. In fiscal 2007, approximately 81% of our business was from domestic purchasers while approximately 19% was from foreign purchasers. In fiscal 2006, this ratio was 86% from domestic business and 14% from foreign business. We do not anticipate significant changes in the ratio between domestic and foreign business. During fiscal 2007, we advised and made purchases for a closed-end fund based in the Bahamas and we anticipate the launch of a third fund by the same fund managers during the 2008 fiscal year.

A second factor contributing to increasing demand for our services was the institution of legal proceedings against the industry’s largest life settlement provider. In October 2006, the Attorney General for the State of New York filed a civil lawsuit against our principal competitor claiming it violated fraud and antitrust laws by making secret payments to brokers that stifled bidding and that were unknown to policy sellers. In May 2007, the State of Florida filed a show cause order against the same competitor alleging similar unfair business practices. While we cannot assess the merits of the allegations in these proceedings, our total business volume increased after the filing of the New York proceeding, and we believe we have sufficient empirical data to classify this increase as a trend. In addition to any direct effect on our financial condition, we believe these proceedings will have a profoundly positive effect on the life settlement market in general, promoting fair dealing in the market and underscoring the fiduciary duty owed by brokers to sellers. We do not engage in the practices cited in these legal proceedings and, accordingly, we do not believe we will face similar proceedings.

Brokerage and Referral Fees - Brokerage and referral fees increased 51% or $5,965,512 from $11,598,610 in fiscal 2006 to $17,564,122 in fiscal 2007. Brokerage and referral fees constituted 59% of revenues in fiscal 2007 compared to 58% in fiscal 2006. In fiscal 2007, broker referrals accounted for 90% of the total face value of policies transacted, which is approximately the same compared to fiscal 2006. Policies presented from two brokers constituted 73% of the total face value of all completed transactions presented by brokers during fiscal 2007. This compares to a concentration of 68% of the total face value of all completed transactions from the same two brokers in fiscal 2006.

Brokerage and referral fees generally increase or decrease with revenues, face values of policies transacted and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual policyholders whom they represent. In some instances, several brokers may compete for representation of the same seller, which will result in lower broker fees. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, individual agreements between clients and their referring financial planners. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly.

Some states are moving to license life settlement brokerage activity, which may result in the capping of fees or the disclosure of fees, either of which would tend to lower the fees. The New York Attorney General’s suit discussed above may further encourage the disclosure or regulation of brokerage compensation.

Brokerage fees associated with the purchase of policies for our own investment are not included in this line item, but are included under the line item entitled “policy acquisition expense.”

Expenses - General and administrative expenses increased by 14% or $850,857 from $5,971,248 in fiscal 2006 to $6,822,105 in fiscal 2007.  Included in fiscal 2007 general and administrative expenses are substantial non-recurring legal expenses of $1,545,149 associated with the prosecution of legal actions against the State of Virginia and the State of Utah and in defending ourselves in an arbitration action filed by our former investment bankers. See Item 3. Legal Proceedings. In unrelated legal actions, we experienced non-recurring settlement expenses of $415,312 in fiscal 2007 compared to $388,808 in fiscal 2006. During fiscal 2007, we had legal expenses totaling $2,150,126 compared to $1,545,149 in fiscal 2006.

We made advances on policy premiums primarily to maintain certain older viatical settlement transactions. During fiscal 2007 and 2006, we made premium advances of $1,242,314 and $1,187,095 respectively, and were reimbursed $407,687 and $284,249 respectively. The settlements, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy. While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers. Reimbursements for these premiums come from either the purchasers or from the distribution of such purchaser’s proceeds paid when the insured dies. Premium advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive. Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

Interest Expense - Interest expense increased $69,175 or 50% from $138,063 in fiscal 2006 to $207,238 in fiscal 2007.

Income Taxes - Income tax expense increased by $508,291 or 61% from $838,731 in fiscal 2006 to $1,347,022 in fiscal 2007 due to a 137% increase in income before taxes.

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities during fiscal 2007 increased by 197% or $2,338,078 to $3,522,803 compared with net cash flows provided by operating activities of $1,184,725 for fiscal 2006. This increase in cash flows from operating activities was attributable primarily to a 218% or $2,497,549 increase in net income from $1,143,571 in fiscal 2006 to $3,641,300 in fiscal 2007. The increase was also aided by (i) increases in accounts payable of $1,849,218, compared to an increase of $289,016 in fiscal 2006; (ii) increases in income taxes payable of $581,239, compared to $3,715 in fiscal 2006, (iii) a non-cash impairment charge of $663,344 of previously capitalized costs for an investment in a partnership. The increase in operating cash flows was diminished by (i) increases in our accounts receivable of $2,849,728, compared to a decrease of $288,033 in fiscal 2006, and (ii) a cumulative effect of accounting change of $457,070.

We expensed costs of $663,344 in connection with the formation of a limited partnership arrangement with a large U.S.-based investment firm. When the limited partnership did not make any settlement purchases, we terminated the partnership without penalty according to the terms of the limited partnership agreement. When we terminated the arrangement, we were required to recognize those capitalized costs as an expense. Of these expensed costs, $550,000 were funds advanced to our investment banker, which we recovered in an arbitration action after the close of fiscal 2007. The recovery resulted in a reduction to our impairment of investment in limited partnership by that amount. The increase in our accounts receivable stems largely from the increased amount of revenue attributable to policies for which a closing was imminent, but which had not been released from escrow by the end of the period. The increase in our accounts payable was largely the result of the increased brokerage and referral fees associated with transactions which had not been released from escrow by the end of the period.

Investing and Financing Activities - In fiscal 2007, our sources of net cash were from two sources:

•	Operations: $3,522,803, and

•	Proceeds from stock options exercised: $606,000.

We used the cash to fund operations, including making advances on policy premiums, to fund investing activities and to pay dividends. We used cash of $241,500 in investing activities in fiscal 2007. We placed $53,171 in income funds compared to $413,054 in fiscal 2006 and paid down $761,849 on our operating line of credit in fiscal 2007 compared with payments of $147,866 in fiscal 2006. The amounts invested in property and equipment in fiscal 2007, $98,554, was lower than the $145,006 invested in fiscal 2006. We used additional cash to pay dividends of approximately $2.0 million in fiscal 2007, which maintained the prior dividend level.

Working Capital and Capital Availability - As of February 28, 2007, we had working capital of $4,158,237. Our cash during fiscal 2007 increased by $1,733,782 compared with an increase of $684,950 in fiscal 2006. To facilitate the purchase of policies for our own account and for short-term cash flow management and operating capital requirements, we maintain a credit line, although we did not draw down on this credit line during fiscal 2007.  The credit line is secured by our cash and securities on deposit.  As of February 28, 2007, the line of credit carried an interest rate at New York prime and had a borrowing base of $2.4 million. The balance outstanding at February 28, 2007, was $1,679,837.

We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs. In addition, we continue to explore the formation of strategic alliances for joint ventures and other types of financing opportunities, which will provide more capital for us to purchase more policies for our own investment.

Our financial strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for life settlements, especially from institutional investors, will continue to grow during the next year as the prospects for economic conditions remain uncertain, as the popularity of non-correlated assets continues to grow, and as we gain competitive advantage from the legal proceedings against our principal competitor. In addition to our traditional client base, we have expanded our services to accommodate the investment strategies and transaction structuring goals of institutional investors. We have already been retained as a fund advisor for two funds and anticipate expanding these services in combination with our current life settlement provider services. In addition to our compensation for our policy acquisition services, we anticipate receiving annual fees for management and advisory services and may participate in revenue sharing, equity or other compensation structures. Any equity participation by us in any of these funds would result in the accrual of an interest in policies held for investment purposes.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

Contractual Obligations and Commitments

The following table reflects our outstanding contractual obligations and commitments as of February 28, 2007:

Contractual Obligations	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Line of Credit	$1,679,837	$1,679,837	$-	$-	$-
Long-term debt	403,577	53,929	117,376	131,318	100,954
Operating leases	145,800	32,400	64,800	48,600	-
Total obligations	$2,229,214	$1,766,166	$182,176	$179,918	$100,954

Item 7. Financial Statements

Our audited Consolidated Financial Statements, together with the report of auditors and the notes to the Consolidated Financial Statements, begin on page 26 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and our principal financial officer, who concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting, as of the end of the period covered by this Annual Report, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report does not include an attestation report of our independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers; Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

Item 12. Certain Relationships and Related Transactions; and Director Independence

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

May 29, 2007	Life Partners Holdings, Inc.

	By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian D. Pardo Brian D. Pardo	President, Principal Executive Officer, and Director	May 29, 2007

/s/ Nina Piper Nina Piper	Treasurer	May 29, 2007

/s/ R. Scott Peden R. Scott Peden	Secretary, Director	May 29, 2007

/s/Tad Ballantyne Tad Ballantyne	Director	May 29, 2007

/s/ Harold Rafuse Dr. Harold Rafuse	Director	May 29, 2007

/s/ Fred Dewald Fred Dewald	Director	May 29, 2007

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND FEBRUARY 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheet of LIFE PARTNERS HOLDINGS, INC. and subsidiaries as of February 28, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended February 28, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the consolidated financial position of Life Partners Holdings, Inc. and subsidiaries as of February 28, 2007, and the consolidated results of its operations and cash flows for the years ended February 28, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma
May 25, 2007

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2007

ASSETS

CURRENT ASSETS:
Cash	$3,521,021
Investment in securities	3,977,383
Accounts receivable - trade	4,451,299
Accounts receivable - employees	90,424
Accounts receivable - others	550,000
Prepaid expenses	111,717
Total current assets	12,701,844

PROPERTY AND EQUIPMENT:
Land and building	954,103
Proprietary software	421,187
Machinery and equipment	669,147
Transportation equipment	139,500
2,183,937
Accumulated depreciation	(881,109)
1,302,828

OTHER ASSETS:
Premium advances net of reserve for uncollectible of $3,339,516	-
Investments in policies	552,989
Other	721,700
Deferred income taxes	1,319,417
2,594,106
Total Assets	$16,598,778

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2007

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	$4,712,708
Accrued liabilities - contingencies and other	1,142,535
Current portion of long-term debt	53,929
Short-term notes payable	1,679,837
Deferred revenue	256,400
Income taxes payable	698,198
Total current liabilities	8,543,607

LONG-TERM DEBT, net of current portion shown above	349,648

SHAREHOLDERS' EQUITY:

Common stock, $0.01 par value 10,000,000 shares authorized; 9,615,586 shares issued and outstanding	96,156
Additional paid-in capital	11,214,398
Accumulated deficit	(3,199,964)
Accumulated other comprehensive loss	(32,926)
Less: Notes receivable issued for common stock	(372,141)
Less: Treasury stock - 87,433 shares	-
Total shareholders' equity	7,705,523
Total Liabilities and Shareholders' Equity	$16,598,778

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

	2007	2006

REVENUES	$29,795,323	$20,083,653

BROKERAGE FEES	17,564,122	11,598,610

REVENUES, NET OF BROKERAGE FEES	12,231,201	8,485,043

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	6,822,105	5,971,248
Settlement costs	415,312	388,808
Depreciation and amortization	234,136	213,382
	7,471,553	6,573,438

INCOME FROM OPERATIONS	4,759,648	1,911,605

OTHER INCOME (EXPENSES):
Interest and other income	957,363	671,152
Interest expense	(207,238)	(138,063)
Impairment of partnership	(123,149)	-
Premium advances, net	(852,376)	(902,845)
Policy acquisition expense	-	(620,764)
Gain on sale of policies for investment purposes	-	1,100,967
Realized gain (loss) on investments	173,004	(39,570)
	(52,396)	70,877

INCOME BEFORE INCOME TAXES	4,707,252	1,982,482

INCOME TAXES:
Current tax expense	1,677,439	1,186,731
Deferred tax benefit	(330,417)	(348,000)
	1,347,022	838,731

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,360,230	1,143,751
Cumulative effect of accounting change, net of income tax of $176,000	281,070	-

NET INCOME	$3,641,300	$1,143,751

EARNINGS:
Per share - Basic and Diluted	$0.36	$0.12
Income per share before cumulative effect of accounting change	$0.03	$-
Cumulative effect of accounting change	$0.39	$0.12

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	9,447,879	9,409,102
Diluted	9,454,019	9,409,102

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$3,641,300	$1,143,751
Unrealized gain (loss) on investment securities net of taxes	208,534	(228,226)

COMPREHENSIVE INCOME	$3,849,834	$915,525

BASIC AND DILUTED EARNINGS PER SHARE:
Comprehensive income	$0.41	$0.10

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

	Common Stock						Treasury Stock
	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity
Balance, February 29, 2005	9,615,586	$96,156	$10,608,398	$(4,103,860)	$(13,234)	$(323,631)	206,615	$-	$6,263,829
Dividends declared	-	-	-	(1,896,242)	-	-	-	-	(1,896,242)
Other comprehensive loss	-	-	-	-	(228,226)	-	-	-	(228,226)
Note for stock - accrued interest	-	-	-	-	-	(48,510)	-	-	(48,510)
Replacement shares issued	-	-	-	-	-	-	(18,182)	-	-
Net income for the year ended February 28, 2006	-	-	-	1,143,751	-	-	-	-	1,143,751
Balance, February 28, 2006	9,615,586	$96,156	$10,608,398	$(4,856,351)	$(241,460)	$(372,141)	188,433	$-	$5,234,602
Dividends declared	-	-	-	(1,984,913)	-	-	-	-	(1,984,913)
Other comprehensive gain	-	-	-	-	208,534	-	-	-	208,534
Shares issued to IGE shareholder	-	-	-	-	-	-	(1,000)	-	-
Options exercised	-	-	606,000	-	-	-	(100,000)	-	606,000
Net income for the year ended ended February 28, 2007	-	-	-	3,641,300	-	-	-	-	3,641,300
Balance, February 28, 2007	9,615,586	$96,156	$11,214,398	$(3,199,964)	$(32,926)	$(372,141)	87,433	$-	$7,705,523

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,641,300	$1,143,751
Adjustments to reconcile net income to operating activities:
Depreciation	234,136	213,382
Policy acquisition expense	-	620,764
Gain on sale of policies for investment purposes	-	(1,100,967)
Impairment of investment in partnership	663,344	-
Cumulative effect of accounting change	(457,070)	-
(Increase) decrease in operating assets:
Accounts receivable	(2,849,728)	288,033
Prepaid expenses	145,815	(240,496)
Deferred income taxes	(154,417)	(348,000)
Increase (decrease) in operating liabilities:
Accounts payable	1,849,218	289,016
Accrued liabilities	(142,434)	249,177
Income taxes payable	581,239	3,715
Deferred revenue	11,400	66,350
Net cash provided by operating activities	3,522,803	1,184,725
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	(53,171)	(413,055)
Purchases of property and equipment	(98,554)	(145,006)
Investment in partnership	-	(663,344)
Purchase of policies for investment purposes and capitalized premiums	(89,775)	(1,176,269)
Proceeds from sale of policies for investment purposes	-	1,651,208
Purchases of artifacts	-	(219)
Net cash used in investing activities	(241,500)	(746,685)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(761,849)	(147,866)
Proceeds from note payable	-	2,291,018
Stock options exercised	606,000	-
Dividends	(1,984,912)	(1,896,242)
Dividends payable	593,240	-
Net cash provided by (used in) financing activities	(1,547,521)	246,910
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,733,782	684,950
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,787,239	1,102,289
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,521,021	$1,787,239
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$493,651	$94,084
Income taxes paid	$1,032,381	$1,070,581
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Unrealized gain (loss) on marketable securities	$208,534	$(228,226)

See accompanying summary of accounting policies and notes to financial statements.

(1) DESCRIPTION OF BUSINESS

Life Partners Holdings, Inc. ("we” or “Life Partners”) is a financial services company and the parent company of Life Partners, Inc. (“LPI”). LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements.” These financial transactions involve the purchase of life insurance policies at a discount to their face value for investment purposes.

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

Premium Advances - We follow the practice of fully reserving all premium advances at the time such advances are made. When premium advances are repaid, the repayments are offset against the premium expense. During the fiscal years ended February 28, 2007 and 2006 we advanced premiums totaling $1,242,314 and $1,187,095, respectively, and received repayments of advances of $407,687 and $284,249, respectively.

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

On March 27, 2006, the FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued, which amended FTB 85-4. FSP FTB 85-4-1 states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We have elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007) and value our investments in life settlement contracts using the investment method. As of February 28, 2007, our investments in life settlements held for our own account were valued at $552,989. This change in accounting principle resulted in an increase in the value of life settlements which we hold for our own account of $457,070.

Property and Equipment - Our property and equipment are depreciated over their useful lives using the straight-line method. The useful lives of property and equipment for purposes of computing depreciation are:

Building	30 years
Machinery and equipment	5 years
Transportation equipment	5 to 9 years

Artifacts and Other - The artifacts and other assets are stated at cost. We have evaluated these assets and believe there is no impairment in their value as of February 28, 2007.

Impairment of Long-lived Assets - We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets to be Disposed of (FAS 121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of February 28, 2007, no impairment has been indicated.

Income Taxes - Timing differences between the reporting of income and expenses for financial and income tax reporting purposes are reported as deferred tax assets, net of valuation allowances, or as deferred tax liabilities depending on the cumulative effect of all timing differences. See Note 8 for further details.

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

Concentrations of Credit Risk and Major Customers - In fiscal 2007, compensation to a single licensee organization comprised 37% of all brokerage and referral fees compared to compensation to two licensee organizations which constituted 39% of all brokerage and referral fees in fiscal 2006. Compensation to two brokers in fiscal 2007 comprised 27% of all brokerage and referral fees compared to compensation to a single broker which constituted 24% of all brokerage and referral fees in fiscal 2006.

(3) NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. While the provisions of FAS 123(R) were not required for us until March 1, 2006 (the beginning of our fiscal 2007), we elected to apply the FAS 123(R) principles to stock options and other grants during fiscal 2006 and all subsequent fiscal years. Since no options were granted, modified or settled during fiscal 2006 or fiscal 2007, there was no stock-based compensation expense included in net income for the years ended February 28, 2006 or 2007.

On March 27, 2006, the FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued. The FASB Staff Position states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. FSP FTB 85-4-1 is required to be applied to fiscal years beginning after June 15, 2006. The adoption of FSP FTB 85-4-1 is expected to have a material impact on future disclosures. We have elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007) and value our investments in life settlement contracts using the investment method. As of February 28, 2007, our investments in life settlements held for our own account were valued at $552,989. This change in accounting principle resulted in an increase in the value of life settlements which we hold for our own account of $457,070.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on March 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on March 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on March 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements, and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

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

The cost and estimated market value of the investment securities classified as available-for-sale as of February 28, 2007 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Value
Market Income Funds	$4,010,309	$220	$(33,146)	$3,977,383

We incurred capitalized costs of $663,344 in connection with a limited partnership arrangement with a large U.S.-based investment firm. The limited partnership was designed to invest $50 million in life settlement contracts purchased through Life Partners during fiscal 2007, but the limited partnership did not make any purchases and was terminated by us without penalty according to the terms of the limited partnership agreement. Because the arrangement was terminated, we were required to recognize those capitalized costs as an expense during the third and fourth quarters of fiscal 2007 when the impairment to the limited partnership became evident. Of these expensed costs, $550,000 were funds advanced to our investment banker which were recovered in an arbitration action resulting in a reduction to our impairment of investment in limited partnership by that amount.

(5) LEASES

We lease various equipment under non-cancelable operating leases expiring in various years through 2012.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 28, 2007 for each of the next five years and in the aggregate are:

Twelve months ending February 28,	Amount
2008	$16,200
2009	32,400
2010	32,400
2011	32,400
2012	32,400
Total minimum future rental payments	$145,800

Rental expense was $36,675 and $36,675 for the years ended February 28, 2007 and 2006, respectively.

Certain operating leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(6) NOTE PAYABLE

We maintain a revolving credit line of $2,400,000 for the purchase of policies for our own account and for short-term cash flow management.  The credit line is secured by our cash and securities on deposit.  As of February 28, 2007, the line of credit carried an interest rate of New York prime and had an outstanding balance of $1,679,837.

(7) LONG-TERM DEBT

As of February 28, 2007, we had the following long-term debt:

	Current	Long-Term
5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$53,929	$349,648

Maturities on long-term debt for each of the next five years and thereafter are as follows:

Amount
February 28,
2008	$53,929
2008	57,041
2010	60,344
2011	63,817
2012	67,500
Thereafter	100,946
$403,577

(8) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at February 28, 2007, result in an increase in the deferred tax asset of approximately $154,000, which we believe to be fully realizable.

Following are the components of the deferred tax asset as of February 28, 2007:

Excess tax over financial accounting -
Depreciation	$(104,596)
Effect of accounting change	(176,000)
Excess financial accounting over tax -
Accrued contingency costs	250,652
Reserve for premium advances	1,285,714
Acquired life insurance policies	63,647
Net deferred tax asset	$1,319,417

The difference between our effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the years ended February 28, 2007 and 2006:

	2007	2006
United States statutory rate	34.0%	34.0%
State of Texas statutory rate	4.5%	4.5%
Expected combined rate	38.5%	38.5%
Additional tax associated with expenses not deductible for tax	24.3%	21.4%
Surtax and other	(34.2)%	(17.6)%
Combined effective tax rate	28.6%	42.3%

(9) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends. We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
02/14/05	03/15/05	$0.05
05/17/05	06/17/05	$0.05
08/17/05	09/19/05	$0.05
11/18/05	12/14/05	$0.05
02/21/06	03/15/06	$0.05
05/18/06	06/15/06	$0.05
09/01/06	09/30/06	$0.05
11/21/06	12/15/06	$0.06
02/19/07	03/15/07	$0.05

Stock Options. We account for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and service providers based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period (if any) in our financial statements. Stock-based compensation expense is recognized in the Consolidated Statements of Income for the years ended February 28, 2006 and 2007 based on awards ultimately expected to vest and it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we use the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of highly subjective assumptions. Because employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact our fair value determination. As no share based awards were granted, modified or settled for the years ended February 28, 2007 and 2006 and all previously issued awards had been fully vested, there was no share based compensation expense in either year.

Information with respect to stock options and warrants outstanding to certain employees, directors and service providers are as follows:

	2007
	Shares	Average Exercise Price
Outstanding at beginning of year	200,000	$6.02
Exercised	(100,000)	$6.06
Issued	-	-
Expired	(50,000)	$6.00
Outstanding at the end of year	50,000	$6.00

Options Outstanding			Options Exercisable
Shares Outstanding At 2/28/07	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 2/28/07	Average Exercise Price
50,000.17		$6.00	50,000	$6.00

(10) RELATED PARTY TRANSACTIONS

We currently operate under an agreement with ESP Communications, Inc. (ESP), which is owned by the wife of our Chief Executive Officer. Under the agreement, ESP performs specified administrative duties on behalf of us. Either party may cancel the agreement with a thirty day written notice. We currently pay ESP $7,500 on a semi-monthly basis for its services. We recorded management services expense concerning this agreement with ESP of approximately $180,000 for the years ended February 28, 2007 and 2006.

(11) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials relate to policies settled before 1998 and involve technical legal issues that were not fully appreciated when the policies were initially reviewed. Face value of the policies in question total $526,045. During the fiscal year ended February 28, 2007, we paid $148,772 to these purchasers and have accrued another $119,400 for future claims that might arise on these policies.

We have elected to advance premiums on certain older polices on which the initial premium payment reserves have been fully utilized. We have no legal obligation to make these advances and do so only in cases when there is a risk of policy lapse due to the failure of a purchaser to pay the premiums. We initiated and continue to follow this practice as a goodwill gesture. On final settlement, we are usually reimbursed for these advances. We have elected to reserve advances when collection is not certain and, if collectible, the time to collection is not certain. We believe we cannot reasonably estimate the future cost of the advances because we cannot predict the rate at which investors might fail to make premium payments. During the fiscal years ended February 28, 2007 and 2006, we advanced premiums totaling $1,242,314 and $1,187,095, respectively, and received repayments of advances of $389,938 and $284,249, respectively.

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description	Page

3.2	Amended Articles of Incorporation, dated February 19, 2003 (1)

3.2	Bylaws (2)

4.1	Form of stock certificate for our common stock (2)

10.1	LPHI Omnibus Equity Compensation Plan* (2)

14	Code of Ethics for Directors and Executive Officers (1)

21	Subsidiaries of the Issuer	42

31	Rule 13a-14(a) Certifications	43

32	Section 1350 Certification	45

*	Denotes a management contract or compensatory plans or arrangements.

(1)	These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and are incorporated by reference herein.

(2)	These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2000, and are incorporated by reference herein.