Form 10KSB/A
period 2007-02-28
LIFE PARTNERS HOLDINGS INC
filed 2007-07-06
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Life Partners Holdings, Inc. (“We” or “Life Partners”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for our fiscal year ended February 28, 2007 (the “Report”), for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). After filing our Report, we chose to include material in our proxy statement that required the filing of a preliminary proxy statement and prevented us from completing and filing our definitive proxy statement within 120 days of our fiscal year ended February 28, 2007. We are, therefore, amending and restating in their entirety Items 9 through 14 of Part III of the Report. We anticipate filing our definitive proxy statement on or about July 9, 2007, for our 2007 Annual Shareholder Meeting, which we currently anticipate to be held in early August 2007. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification. Except as described above, no other amendments are being made to the Report. This Form 10-KSB/A does not reflect events occurring after the May 29, 2007 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

LIFE PARTNERS HOLDINGS, INC.

2007 Form 10-KSB/A Annual Report

PART III

Item 9. Directors and Executive Officers; Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The Directors

The following table sets forth the name and age of each director and the year he became a director.

Name	Age	Director Since	Position
Brian D. Pardo	64	2000	Chairman of the Board, President and Chief Executive Officer of Life Partners Holdings, Inc.
R. Scott Peden	43	2000	Director, Secretary and General Counsel of Life Partners Holdings, Inc. and President of LPI
Fred Dewald	62	2003	Director
Tad M. Ballantyne	52	2001	Director
Harold E. Rafuse	65	2006	Director

A brief summary of each director’s principal occupation, business affiliations and other information follows.

Brian D. Pardo. Mr. Pardo is President and Chief Executive Officer of the Company, and Chief Executive Officer of LPI, our primary operating subsidiary. He has served as the CEO of LPI since its incorporation in 1991. Mr. Pardo is one of the pioneers of the life settlement industry. He has been certified as an expert in the field of life settlements and has testified on that subject on numerous occasions. Mr. Pardo served our Nation from 1964 through 1966 as a helicopter gunship pilot in Vietnam.

R. Scott Peden. Mr. Peden has served as the General Counsel and Secretary of the Company and the President of LPI since 2000. Before 2000, Mr. Peden served as Vice President and General Counsel for LPI since its incorporation in 1991. Mr. Peden has been certified as an expert in the field of life settlements and has testified on that subject on many occasions. He holds a Bachelor of Arts degree from Trinity University and a Juris Doctor from Baylor University School of Law.

Fred Dewald. Mr. Dewald has been a successful builder and property developer in the Waco/McLennan County area for over 30 years. He is a director of the Heart of Texas Builders Association and serves as President or principal of 17 different property development companies. He holds a Bachelor of Science degree from Southwest Texas State University.

Tad M. Ballantyne. Mr. Ballantyne is an officer and director of several private companies including BR Industries, Inc, Hoopeston Foods, Inc., Thomsen Group, LLC, and Pacific Rim Foods Ltd.  Mr. Ballantyne also serves as an independent director and financial expert on the audit committee of Empire Energy Corporation International (OTCBB: EEGC) and a director of Jilin Jimei Foods Ltd., a private company in Changchun China. During 2003, Texas Steel Partners Inc., a Texas-based steel foundry, filed for reorganization and was liquidated pursuant to a bankruptcy Chapter 7 conversion. Mr. Ballantyne was an officer and director and 50% shareholder of Texas Steel Partners. During the last 17 years, Mr. Ballantyne has been active in acquiring and operating troubled companies or assets being divested by public and private companies and has focused over the last four years in food processing plants in both the United States and Asia. He holds a Bachelor of Science degree in business management from the University of Wisconsin.

Harold E. Rafuse. Dr. Rafuse is the co-founder and Managing Director of Advanced Concepts and Technologies International (ACT I) headquartered in Waco, Texas. He is also co-owner and General Manager of Aurora Aviation and Aurora Avionics with six offices throughout the United States. Dr. Rafuse has 43 years of experience in aviation, aerospace, scientific, engineering, technology, educational, senior program management, information resource management, and administrative positions. He oversees daily operations of the Aurora companies, as well as all of ACT I’s operations, including accounting and finance, human resources, information systems, legal, and contracts management. He served as a senior science team leader and contracts negotiator to the U.S. Defense Threat Reduction Agency in connection with the dismantlement and destruction of Russian intercontinental ballistic and sea-launched missiles. Dr. Rafuse holds a Ph.D. in Engineering Management from Hamilton University, a Masters in Business Administration from Texas Tech University, a Bachelor of Science degree in Chemistry from St. Joseph’s University and a Bachelor of Science degree in Chemical Technology from Temple University. He is a frequent presenter at national symposia and has had numerous articles published in professional journals.

Other Executive Officers

In addition to the executive officers who serve on the Board of Directors, we have the following executive officer:

Mark Embry, age 51, serves as LPI’s Chief Operations Officer and Chief Information Officer. Mr. Embry has worked for an international manufacturing company as CIO where he focused on information technology as a business tool. He spearheaded national and global projects that resulted in over three million dollars a year in cost savings. Before joining LPI in November 2004, he consulted with executive management of different types of businesses for two years in business process analysis and redesign, strategy and implementation, change management and leadership competencies. As LPI’s Chief Operating Officer, he is responsible for all operations and information technology. Mr. Embry’s duties include finding and creating efficiencies in the process flow, developing state-of-the-art information systems, analyzing company and industry data, development of automated supply chain and developing short term strategies to meet target objectives. Mr. Embry also supervises the imaging department that is responsible for scanning all documents creating easy retrieval of necessary information from a paperless filing system. Mr. Embry holds a Bachelor of Business Administration degree from Dallas Baptist University and a Masters of Business Administration degree from Baylor University.

The Audit Committee and Member Independence

The Board of Directors has an Audit Committee and has appointed Mr. Ballantyne (Chair), Mr. Dewald and Dr. Rafuse to serve as its members. The Board has determined that each of the members are “financially literate” and “independent” as defined under the Nasdaq rules. The Nasdaq rules define “financially literate” as being able to read and understand fundamental financial statements (including the Company’s balance sheet, income statement and cash flow statement). The Nasdaq rules define an independent director generally as a person, other than an officer of the company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. The Board has also determined that Mr. Ballantyne is a “financial expert” in large part based on his education and business experience in acquiring and operating various companies as well as his service on the board of directors of other companies as a financial expert. See Mr. Ballantyne’s biographical disclosures for more information.

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, including our Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended February 29, 2004.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

During fiscal 2007, a director, Fred Dewald, did not timely file a Form 4 disclosing the sale of 5,901 shares due to the lack of required filing codes. Based solely on a review of the forms furnished to us, and written representations from certain reporting persons that no other forms were required, except as disclosed above, we believe that the reporting persons complied with all Section 16(a) filing requirements applicable to them during the last completed fiscal year.

Item 10. Executive Compensation

The following table sets forth the compensation paid or accrued to the Chief Executive Officer and each executive officer (including officers of LPI) whose total annual salary and bonus exceeded $100,000 (the three are sometimes called the “named executive officers”) for services performed in fiscal years ended February 28, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Stock Awards($)	Options Awards($)	Non-Equity Incentive Plan Compen-sation($)	Nonquali-fied De-ferred Compen-sation Earnings($)	All Other Compen- sation($)(1)		Total

Brian D. Pardo	2007	450,000	15,031	-	-	-	-	85,202	(2)	550,233
Chief Executive Officer	2006	450,000	-	-	-	-	-	53,460	(3)	503,460

R. Scott Peden	2007	143,113	24,843	-	-	-	-	-		167,956
President, LPI, and General Counsel	2006	147,619	18,383	-	-	-	-	-		166,002
					-	-	-	-
Mark Embry	2007	120,000	32,610	-	-	-	-	-		152,610
Chief Operating Officer, LPI	2006	120,000	37,415	-	-	-	-	-		157,415

(1)
The Company provides various perquisites to certain employees including the named executive officers. Unless otherwise disclosed, the aggregate value of the perquisites provided to a named executive officers was less than $10,000.

(2)
This amount represents the value of the compensation and benefits paid to Mr. Pardo for his personal assistant ($73,353), for cell phone usage for himself and family members ($4,799), for a family member’s tuition and books ($1,450), for country club dues and expense ($3,421) and for his home computer ($2,179).

(3)	This amount represents the value of the compensation and benefits paid to Mr. Pardo for his personal assistant ($50,150) and for country club dues and expense ($3,310).

Stock Options Granted in the Last Fiscal Year; Stock Option Exercises and Values

We granted no stock options to the named executive officers in fiscal 2007. The named executive officers did not exercise stock options in fiscal 2007 and they held no outstanding options.

Director Compensation

Our directors are responsible for guiding and supervising our business and affairs. Recent developments in corporate governance and financial reporting have resulted in an increased involvement of public company directors. Our board committees - Audit and Compensation - are composed exclusively of non-employee directors. The many responsibilities and risks and the substantial time commitment of being a director of a public company require that we provide adequate compensation to ensure our directors’ continued performance.

Quarterly Fees and Reimbursement. Each of our non-employee directors received a quarterly payment of $1,000 in fiscal 2007. Our non-employee directors do not receive meeting fees for Board or committee meeting attendance. We do not provide any insurance, retirement or other benefit programs or other benefits or perquisites to our non-employee directors. We reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its Committees in addition to the quarterly payments. Believing the non-employee directors were under-compensated for their added responsibilities, the Board increased their quarterly compensation to $6,250 for fiscal 2008.

Equity Compensation for Non-Employee Directors. We have not provided equity compensation for our non-employee Directors.

Director Compensation Table for Fiscal 2007. The following table sets forth the total compensation paid to our non-employee Directors for their service on our Board of Directors and committees of the Board of Directors during fiscal year 2007. Our employee directors, Mr. Pardo and Mr. Peden, receive no separate compensation for their services as Directors.

Name	Fees Earned or Paid in Cash($)	Stock Awards($)	Options Awards($)	Non-Equity Incentive Plan Compen-sation($)	Nonquali-fied De-ferred Compen-sation Earnings($)	All Other Compen- sation($)(1)	Total($)
Fred Dewald	4,000	-	-	-	-	-	4,000
Tad M. Ballantyne	4,000	-	-	-	-	-	4,000
Harold E. Rafuse(1)	2,000	-	-	-	-	-	2,000

(1)	Dr. Rafuse was first appointed to the Board in November 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 25, 2006, by (i) each director and nominee of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name of Director, Executive Officer,	Beneficial Ownership(1)
or Shareholders Holding 5% or More	Number of Shares	Percent
Brian D. Pardo	4,806,789	50.0
Pardo Family Holdings, Ltd.(2) 204 Woodhew Waco, Texas 76710	4,800,887	49.9
R. Scott Peden	54,097	*
Fred Dewald	1,885	*
Tad M. Ballantyne	0	0
Harold E. Rafuse	0	0
Mark Embry	0	0
All directors and named executive officers as a group (6 persons)	4,862,771	50.6

* Less than one percent.

(1)
Shares of Common Stock that are not outstanding but that can be acquired by a person upon exercise of an option within 60 days are included in computing the percentage for such person, but are not included in computing the percentage for any other person. Disclosures regarding “beneficial ownership” are made as that term is defined under federal securities laws.

(2)	Mr. Pardo is deemed to have beneficial ownership of the shares of Pardo Family Holdings, Ltd.

Equity Compensation Plan Information

The following table summarizes the options, warrants, and securities available for issuance under our equity compensation plans as of February 28, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity plans approved by shareholders (1)	-0-	n/a	87,433
Equity plans not approved by shareholders (2)	50,000	$6.00	-0-
Total	50,000	$6.00	87,433

(1)	The Omnibus Equity Compensation Plan.

Item 12. Certain Relationships and Related Transactions; and Director Independence

Related Transactions.  We contract with ESP Communications, Inc., a corporation owned by Brian D. Pardo’s spouse, for post-settlement services. The services included periodic contact with viators and their health care providers through telephone calls and mailings, monthly checks of social security records to determine a insured’s status, and with the independent escrow agent in the filing of death claims. ESP also provides facilities and various administrative personnel to us. Either party may cancel the agreement with a 30-day written notice. We currently pay ESP $7,500 on a semi-monthly basis for its services. For each of the years ended February 28, 2007 and 2006, we paid ESP approximately $180,000. The Audit Committee has determined that the payments are reasonable and equal to or less than amounts that would be payable to a third party for comparable service.

Director Independence.  The Board of Directors has determined that Tad M. Ballantyne, Fred Dewald and Harold E. Rafuse are independent under the standards of the Nasdaq and the Sarbanes-Oxley Act and the rules of the Securities and Exchange Commission (“SEC”). Mr. Pardo and Mr. Peden are employed by the Company as executive officers and are thus not independent. The Board has two committees, the Audit Committee and the Compensation Committee, which are composed solely of the independent directors.

Item 13. Exhibits

The exhibit list and accompanying footnote disclosures in the Index to Exhibits immediately following the signature page of this Report is incorporated herein by reference in response to the requirements of this part of the Report.

Item 14. Principal Accountant Fees and Services

Fees to Independent Auditors. The following table presents fees for the audits of our annual consolidated financial statements for the fiscal years ended February 28, 2007 and 2006, and for other services provided by Murrell Hall.

	2007	2006
Audit fees	$72,943	$36,074
Audit-related fees	-	-
Tax fees	$10,210	$8,260
All other fees	-	-

The amounts for audit-related fees include generally the fees charged for reviewing our quarterly financial statements. The tax fees were primarily for tax return preparation and tax-related services. Amounts under “all other fees” principally relate to travel expenses. We incurred no billings for financial information systems design and implementation.

The Audit Committee has authorized and ratified fees related to the electronic filing of various SEC reports. In addition, the auditors notify the Audit Committee of any request by management for non-audit services and the anticipated scope, purpose and cost of the services before performing such services.

Pre-Approval Policies and Procedures. Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval. The Audit Committee may also pre-approve particular services on a case-by-case basis. In addition, the Audit Committee has delegated to its Chairman the authority to pre-approve audit and permissible non-audit services, provided that any such pre-approval decision is presented to the full Audit Committee at its next scheduled meeting. All audit, audit-related, and tax services for our 2007 and 2006 fiscal years were pre-approved by the Audit Committee.

The Audit Committee has considered whether Murrell Hall’s non-audit services are compatible with maintaining its independence as an auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Partners Holdings, Inc.

July 6, 2007	By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian D. Pardo Brian D. Pardo	President, Principal Executive Officer, and Director	July 6, 2007

/s/ Nina Piper Nina Piper	Treasurer	July 6, 2007

/s/ R. Scott Peden R. Scott Peden	Secretary, Director	July 6, 2007

/s/ Tad Ballantyne Tad Ballantyne	Director	July 6, 2007

/s/ Harold Rafuse Dr. Harold Rafuse	Director	July 6, 2007

/s/ Fred Dewald Fred Dewald	Director	July 6, 2007

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT
Number	Description	Page
3.2	Amended Articles of Incorporation, dated February 19, 2003 (1)
3.2	Bylaws (2)
4.1	Form of stock certificate for our common stock (2)
10.1	LPHI Omnibus Equity Compensation Plan* (2)
14	Code of Ethics for Directors and Executive Officers (1)
21	Subsidiaries of the Issuer (3)
31	Rule 13a-14(a) Certifications	13
32	Section 1350 Certification	15

*	Denotes a management contract or compensatory plans or arrangements.

(1)	These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and are incorporated by reference herein.

(2)	These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2000, and are incorporated by reference herein.

(3)	This exhibit was with our Annual Report on Form 10-KSB for the year ended February 28, 2007, and is incorporated by reference herein.