Form 10QSB
period 2007-05-31
LIFE PARTNERS HOLDINGS INC
filed 2007-07-16
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2007
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Shares of Common Stock, $.01 par value, outstanding as of May 31, 2007: 9,615,586

Transitional Small Business Disclosure Format: Yes ☐ No ☒

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet - May 31, 2007	3-4

Consolidated Condensed Statements of Income - For the Three Months
Ended May 31, 2007 and 2006	5

Consolidated Statements of Shareholders' Equity - For the Three Months
Ended May 31, 2007 and 2006	6

Consolidated Condensed Statements of Cash Flows - For the Three Months Ended
May 31, 2007 and 2006	7

Notes to Consolidated Condensed Financial Statements	8-12

Item 2. Management's Discussion and Analysis	12-18

Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6. Exhibits	20

Signatures	21

Exhibit Index	22

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
MAY 31, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$5,411,093
Investment in securities	4,692,730
Accounts receivable - trade	5,045,362
Accounts receivable - employees	75,476
Accounts receivable - others	100,000
Prepaid expenses	176,858

Total current assets	15,501,519

PROPERTY AND EQUIPMENT:	958,103
Land and building	421,187
Proprietary software	670,945
Furniture, fixtures and equipment	139,500
Transportation equipment	2,189,735

Accumulated depreciation	(939,756)

1,249,979

OTHER ASSETS:
Premium advances net of reserve for uncollectible of $3,482,139	-
Investments in policies	662,771
Artifacts and other	771,700
Deferred income taxes	1,326,316
2,760,787

Total Assets	$19,512,285

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
MAY 31, 2007

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,998,721
Accrued liabilities - contingencies and other	1,102,074
Current portion of long-term debt	54,687
Short-term notes payable	1,057,152
Deferred revenue	260,050
Income taxes payable	1,576,757

Total current liabilities	7,049,441

LONG-TERM DEBT, net of current portion shown above	335,628

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 10,000,000 shares authorized; 9,615,586 shares issued and outstanding	96,156
Additional paid-in capital	11,514,398
Retained earnings	925,347
Accumulated other comprehensive loss	(36,544)
Less: Notes receivable issued for common stock	(372,141)
Less: Treasury stock - 37,433 shares	-

Total shareholders' equity	12,127,216

Total Liabilities and Shareholders' Equity	$19,512,285

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(Unaudited)
	2007	2006
REVENUES	$17,578,976	$6,166,797

BROKERAGE AND REFERRAL FEES	8,677,703	4,126,963

REVENUES, NET OF BROKERAGE FEES	8,901,273	2,039,834

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,807,045	1,387,109
Settlement costs and other	203,475	24,385
Depreciation and amortization	58,647	57,267

	2,069,167	1,468,761

INCOME FROM OPERATIONS	6,832,106	571,073

OTHER INCOME (EXPENSES):
Interest and other income	355,707	324,292
Interest expense	(32,124)	(48,443)
Impairment of partnership	-	(336,575)
Premium advances, net	(142,623)	(251,425)
Realized gain on investments	10,540	-
	191,500	(312,151)
INCOME BEFORE INCOME TAXES	7,023,606	258,922

INCOME TAXES:
Current tax expense	2,306,559	290,000
Deferred tax benefit	(6,899)	(221,000)

	2,299,660	69,000
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,723,946	189,922
Cumulative effect of accounting change, net of income tax of $176,000	-	281,070

NET INCOME	$4,723,946	$470,992

EARNINGS:
Per share - basic and diluted
Income per share before cumulative effect of accounting change	0.49	0.02
Cumulative effect of accounting change	-	0.03
	$0.49	$0.05

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:	9,564,546	9,409,102
THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	4,723,946	470,992
Unrealized gain (loss) on investment securities	(3,618)	(133,781)

COMPREHENSIVE INCOME	$4,720,328	$337,211

BASIC AND DILUTED EARNINGS PER SHARE:
Comprehensive income	$0.49	$0.04

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(Unaudited)

	Common Stock						Treasury Stock
	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity

Balance, February 28, 2006	9,615,586	$96,156	$10,608,398	$(4,856,351)	$(241,460)	$(372,141)	188,433	$-	$5,234,602
Dividends declared	-	-	-	(471,408)	-	-	-	-	(471,408)
Other comprehensive loss	-	-	-	-	(133,781)	-	-	-	(133,781)
Shares issued to IGE shareholder	-	-	-	-	-	-	(1,000)	-	-
Net income for the three months ended May 31, 2006	-	-	-	470,992	-	-	-	-	470,992

Balance, May 31, 2006	9,615,586	$96,156	$10,608,398	$(4,856,767)	$(375,241)	$(372,141)	187,433	$-	$5,100,405

Balance, February 28, 2007	9,615,586	$96,156	$11,214,398	$(3,199,964)	$(32,926)	$(372,141)	87,433	$-	$7,705,523
Dividends declared	-	-	-	(598,635)	-	-	-	-	(598,635)
Other comprehensive loss	-	-	-	-	(3,618)	-	-	-	(3,618)
Options exercised	-	-	300,000	-	-	-	(50,000)	-	300,000
Net income for the three months ended May 31, 2007	-	-	-	4,723,946	-	-		-	4,723,946

Balance, May 31, 2007	9,615,586	$96,156	$11,514,398	$925,347	$(36,544)	$(372,141)	37,433	$-	$12,127,216

See the accompanying summary of accounting policies and notes to the financial statements.

 LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,723,946	$470,992

Adjustments to reconcile net income to operating activities:
Depreciation	58,647	57,267
Impairment of investment in partnership	-	336,575
Cumulative effect of accounting change	-	(457,070)

(Increase) decrease in operating assets:
Accounts receivable	(29,115)	526,884
Prepaid expenses	(65,141)	208,022
Deferred income taxes	(6,899)	(45,000)

Increase (decrease) in operating liabilities:
Accounts payable	(2,344,820)	(405,644)
Accrued liabilities	(40,461)	(368,234)
Income taxes payable	878,559	290,000
Deferred revenue	3,650	3,350

Net cash provided by operating activities	3,178,366	617,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	(718,965)	-
Purchases of property and equipment	(5,798)	(36,236)
Purchases of artifacts	(50,000)	-
Purchase of policies for investment purposes	(109,782)	-
Investment in partnership	-	(9,804)
Note receivable	(100,000)	-

Net cash used in investing activities	(984,545)	(46,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(635,947)	(108,077)
Stock options exercised	300,000	-
Dividends	(598,635)	(471,407)
Dividends payable	630,833	-

Net cash used in financing activities	(303,749)	(579,484)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,890,072	(8,382)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,521,021	1,787,239

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,411,093	$1,778,857

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$32,124	$130,183
Income taxes paid	$712,000	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Unrealized loss on marketable securities	$(3,618)	$(133,781)

See the accompanying summary of accounting policies and notes to the financial statements.

Life Partners Holdings, Inc.
Notes to Consolidated Condensed Financial Statements
May 31, 2007
(Unaudited)

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, growth in the life settlement market or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for year ended February 28, 2007 (“Fiscal 2007”), particularly in the sections entitled “Item 1 - Business - Risk Factors” and “Item 6 - Management’s Discussion and Analysis”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

The cost and estimated market value of the investment securities classified as available-for-sale as of May 31, 2007, are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Value
Market income funds	$4,729,274	$21,156	$(57,700)	$4,692,730

(3) LONG-TERM DEBT

As of May 31, 2007, we had the following long-term debt:

	Current	Long-Term
5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$54,687	$335,628

Maturities on long-term debt for each of the next five years and thereafter are as follows:

Amount
May 31,
2008	54,687
2009	57,042
2010	60,334
2011	63,817
2012	67,501
Thereafter	86,934
Total	$390,315

(4) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at May 31, 2007, result in a deferred tax asset of $1,326,316, which we believe to be fully realizable.

Following are the components of this deferred tax asset as of May 31, 2007:

Excess tax over financial accounting -
Depreciation	$(98,000)
Effect of accounting change	(176,000)
Excess financial accounting over tax -
Accrued contingency costs	259,316
Reserve for premium advances	1,341,000
Net deferred tax asset	$1,326,316

The difference between our effective income tax rate and the United States statutory rate and the State of Texas franchise tax rate is reconciled below for the years ended May 31, 2007 and 2006:

	2007	2006
United States statutory rate	34.0%	34.0%
State of Texas statutory rate	4.5%	4.5%
Expected combined rate	38.5%	38.5%
Items expensed per books, not deductible for income tax purposes	0.2%	17.4%
Surtax and other	(6.0)%	(29.3)%
Combined effective tax rate	32.7%	26.6%

(5) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends. We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
02/21/06	03/15/06	$0.05
05/18/06	06/15/06	$0.05
09/01/06	09/30/06	$0.05
11/21/06	12/15/06	$0.06
02/19/07	03/15/07	$0.05
05/10/07	06/15/07	$0.0625

Stock-Based Compensation. In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. While the provisions of FAS 123(R) were not required for us until March 1, 2006 (the beginning of our Fiscal 2007), we elected to apply the FAS 123(R) principles to stock options and other grants during Fiscal 2006 and all subsequent fiscal years. Since no options were granted, modified or settled during the three months ended May 31, 2006 or 2007, there was no stock-based compensation expense included in net income for such periods.

Information with respect to stock options and warrants outstanding to certain service providers are as follows:

	For the Three Months Ended May 31, 2007
	Shares	Average Exercise Price
Outstanding at beginning of period	50,000	$6.00
Exercised	50,000	$6.00
Issued	0	$0.00
Expired	0	$0.00
Outstanding at the end of period	0	$0.00

(6) EARNINGS PER SHARE

	For the Three Months Ended May 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
Basic: Income attributable to Common Stock	$4,723,946	9,564,546	$0.49	$470,992	9,409,102	$0.05
Effect of anti-dilutive securities: Stock Options	-	-	-	-	-	-
Dilution: Income attributable to common stock, after assumed dilutions	$4,723,946	9,564,546	$0.49	$470,992	9,409,102	$0.05

(7) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. Face value of the policies in question total $508,705. During the three months ended May 31, 2007, we paid out $232,831 related to these instances and we accrued $90,490 for future claims that might arise on these policies.

(8) CHANGE IN ACCOUNTING PRINCIPLE REGARDING POLICIES HELD FOR INVESTMENT PURPOSES

A recent change in the preferred method of accounting for life settlement contracts held for investment significantly affects our financial statements. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that an investor may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized. FSP FTB 85-4-1 replaces FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account. The cumulative effect of this accounting change increased our net income for the three months ended May 31, 2006 by $281,070, net of provision for income tax of $176,000.

In accordance with FSP FTB 85-4-1, we estimate our premium obligation for the policies in which we own for investment purposes to be $135,238 over the next five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Condensed Financial Statements.

We provide the following discussion to assist in the understanding of our financial position as of May 31, 2007, and results of operations for the three months ended May 31, 2007 and 2006. As you read this discussion, refer to our Consolidated Condensed Statements of Income and our Consolidated Condensed Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements. We presume that readers have read or have access to our Annual Report on Form 10-KSB for the year ended February 28, 2007 (“Fiscal 2007”). The footnotes to the Consolidated Condensed Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations are based on our Consolidated Condensed Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America. To guide our preparation, we follow accounting policies, some of which represent critical accounting policies as defined by the SEC. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The making of estimates and assumptions when preparing financial statements is unavoidable. Areas affected by our estimates and assumptions are identified below.

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

We adopted FSP FTB 85-4-1 effective March 1, 2006. The cumulative effect of this accounting change increased our net income for the quarter ended May 31, 2007 by $281,070, net of provision for income tax of $176,000.

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

We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. As of May 31, 2007, we had recognized no impairment.

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

We account for any stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. We base expected volatility upon the historical volatility of our stock, since in the absence of sufficient volumes of traded options for our stock, we are unable to calculate reliably the implied volatility of our stock. The expected life of options is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Consolidated Condensed Statement of Income is based on awards ultimately expected to vest, the amount of expense should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Since no options were granted, modified or settled during the three months ended May 31, 2006 or 2007, there was no stock-based compensation expense included in net income for such periods.

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

New Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. See “Critical Accounting Estimates, Assumptions and Policies” above.

On March 27, 2006, FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued. See “Critical Accounting Estimates, Assumptions and Policies” above.

Other recent accounting pronouncements have been issued including FASB Statements No. 155, 156, 157,158 and 159, FIN 48 and SAB 108. For a discussion of these pronouncements refer to “Footnote 3 to the Consolidated Financial Statements in the Form 10-KSB for the year ended February 28, 2007.

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

We are a financial services company, providing purchasing services for life settlements to our client base. We do this by matching life settlors with purchasers. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. In order to meet market demand and maximize our value to our clients, we have made significant investment in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 50,000 purchaser transactions associated with the purchase of over 5,700 policies totaling over $800,000,000 in face value. We believe our experience, infrastructure and intellectual capital gives us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of transactions we have facilitated, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the quarterly periods ended May 31, 2006 and 2007:

	Three Months Ended May 31,
	2007	2006
Number of settlements	57	68
Face value of policies	$80,345,335	$28,723,365
Average revenue per settlement	$308,403	$90,688
Net revenues derived(1)	$8,901,273	$2,039,834
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

Comparison of the Three Months Ended May 31, 2007 and 2006

We reported net income of $4,723,946 for the three months ended May 31, 2007 (hereafter “Q1 FYE 2008”), as compared to net income of $470,992 for the three months ended May 31, 2006 (hereafter “Q1 FYE 2007”). Our net income was affected primarily by the following factors: (1) a 185% increase in revenues and (2) a 55% increase in our gross margin from 33% in Q1 FYE 2007 to 51% in Q1 FYE 2008. While the number of settlements transacted during the period decreased from 68 to 57, the average revenue per settlement increased by 240% and total revenues net of brokerage fees increased by 336%.

Revenues - Revenues increased by $11,412,179, or 185% from $6,166,797 in Q1 FYE 2007 to $17,578,976 in Q1 FYE 2008. This increase was due primarily to a 180% increase in our total business volume as measured by the face value of all policy settlements transacted through us and a 240% increase in the average revenue per settlement from $90,688 in Q1 FYE 2007 to $308,403 in Q1 FYE 2008. The number of settlements we transacted this year decreased by 16% from last year continuing a trend toward fewer number of transactions, but with larger face amounts.

We believe the increasing demand for our services results primarily from two factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments. Returns on life settlements are linked to the lives of the insureds and the financial stability of life insurance companies. As such, life settlements function independently from traditional equity and debt markets and commodity investments. As the oldest and one of the largest providers of life settlements, we benefit from these trends in the investing community. Demand for our services emanates from both domestic and international purchasers, and the ratio of domestic clients to international clients was relatively unchanged from last year. In Q1 FYE 2008, approximately 98% of our business was from domestic purchasers while approximately 2% was from foreign purchasers. In Q1 FYE 2007, this ratio was 81% from domestic business and 19% from foreign business. During the second half of this fiscal year, we expect that business from foreign purchasers will increase.

A second factor contributing to increasing demand for our services was the institution of legal proceedings against the industry’s largest life settlement provider. In October 2006, the Attorney General for the State of New York filed a civil lawsuit against our principal competitor claiming it violated fraud and antitrust laws by making undisclosed payments to brokers that stifled bidding and that were unknown to policy sellers. In May 2007, the State of Florida filed a show cause order against the same competitor alleging similar unfair business practices. While we cannot assess the merits of the allegations in these proceedings, our total business volume increased after the filing of the New York proceeding, and we believe we have sufficient empirical data to classify this increase as a trend which we believe will continue to benefit us throughout the remainder of the current fiscal year. In addition to any direct effect on our financial condition, we believe these proceedings will have a profoundly positive effect on the life settlement market in general, promoting fair dealing in the market and underscoring the fiduciary duty owed by brokers to sellers. We do not engage in the practices cited in these legal proceedings and, accordingly, we do not believe we will face similar proceedings.

Brokerage and Referral Fees - Brokerage and referral fees increased 110% or $4,550,740 from $4,126,963 in Q1 FYE 2007 to $8,677,703 in Q1 FYE 2008. However, brokerage and referral fees constituted only 49% of revenues in Q1 FYE 2008, down from 67% in Q1 FYE 2007. This decrease in cost of revenue is attributable primarily to a reduction in brokerage fees. We believe the New York Attorney General’s lawsuit against our principal competitor has sparked a trend toward more complete fee disclosures by brokers to sellers resulting in lower brokerage fees. In addition, market forces and our business model have enabled us to increase our gross margin from 33% in Q1 FYE 2007 to 51% in Q1 FYE 2008. In Q1 FYE 2008, broker referrals accounted for 90% of the total face value of policies transacted, which is approximately the same compared to Q1 FYE 2007. Policies presented from two brokers constituted 73% of the total face value of all completed transactions presented by brokers during Q1 FYE 2008, which is approximately the same percentage of concentration from the same two brokers during Q1 FYE 2007.

Expenses - General and administrative expense increased by 30% or $419,936 from $1,387,109 in Q1 FYE 2007 to $1,807,045 in Q1 FYE 2008 due primarily to an increase in salaries and bonuses. Because of the trend toward higher face value policies and our substantial investment in proprietary software and processing procedures, we are able to substantially increase both our volume as well as our margins without a similar increase in our general and administrative expenses. Other income and expenses changed from a net expense of $312,151 in Q1 FYE 2007 to a net other income of $191,500 primarily due to the elimination of a non-recurring impairment of partnership expense of $336,575 and a 44% reduction in net premium advances from $251,425 in Q1 FYE 2007 to $142,623 in Q1 FYE 2008. Additionally, we experienced a 10% increase in interest and other income and a reduction in interest expense due to lower borrowing levels.

While we have no obligation to do so, we have advanced premiums as an accommodation on certain pre-1998 viatical settlements. We are generally reimbursed for these advances out of the proceeds paid when the viator dies. We record the policy advances as an expense when they are made and treat the reimbursements as a reduction in this expense. During the three months ended May 31, 2007 and 2006, we made premium advances of $322,762 and $321,922, respectively, and were reimbursed $180,139 and $70,469, respectively. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive, but believe the expense will diminish as the number of these policies decreases.

Income Taxes - Income tax expense increased by $2,230,660 from $69,000 in Q1 FYE 2007 to $2,299,660 in Q1 FYE 2008. The increase was due primarily to a $6,764,684 increase in taxable income. The decrease in the Q1 FYE 2008 deferred tax benefit was attributable primarily to a non-recurring impairment charge of $336,575, which increased the Q1 FYE 2007 deferred tax benefit.

Contractual Obligations

The following table summarizes the Company’s outstanding contractual obligations as of May 31, 2007:

Contractual Obligations	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Line of Credit	$1,057,152	$1,057,152	$-	$-	$-
Long-term debt	390,315	54,687	119,027	133,164	83,437
Operating leases	145,800	32,400	64,800	48,600	-
Total obligations	$1,593,267	$1,144,239	$183,827	$181,764	$83,437

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for Q1 FYE 2008 were $3,178,366. The cash flows from operating activities resulted almost exclusively from net income of $4,723,946, $2,344,820 of which was used to reduce accounts payable. The increase in net income increased income taxes payable by $878,559 for the Q1 FYE 2008.

Investing Activities - Net cash flow used in investing activities was $984,545 during Q1 FYE 2008, composed of the purchase of $718,965 in income funds, the expenditure of $109,782 for the purchase of policies for our own investment and capitalized premiums for such policies, the expenditure of $50,000 for the purchase of artifacts and disbursement of $100,000 for a note receivable due February 28, 2008, from an non-affiliated business associate.

Financing Activities - We used net cash in financing activities during the Q1 FYE 2008 primarily for the payment of dividends of $598,635 and to pay down indebtedness of $635,947.

Working Capital and Capital Availability - As of May 31, 2007, we had working capital of $8,452,078. Our cash and cash equivalents at the end of Q1 FYE 2008 were $5,411,093, up from $1,787,239 at the end of Q1 FYE 2007. To facilitate the purchase of policies for our own account and for short-term cash flow management and operating capital requirements, we maintain a credit line.  The credit line is secured by our cash and securities on deposit.  As of May 31, 2007, the line of credit carried an interest rate at New York prime and had a borrowing base of $2.4 million. The balance outstanding at May 31, 2007, was $1,057,152.

We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs. In addition, we continue to explore the formation of strategic alliances for joint ventures and other types of financing opportunities, which will provide more capital for us to purchase more policies for our own investment.

Our strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. Although international demand for our services was very light during this period, we believe that domestic and international demand for life settlements, especially from institutional investors, will continue to grow during the next year as the prospects for economic conditions remain uncertain and as the competitive elements within our industry continue to shift. In response to the projected demand for qualified life settlement transactions, we are increasing our advertising and professional awareness marketing to potential sellers of policies and will continue to expand our marketing efforts to purchasers of life settlements with special focus on attracting more institutional investors.

Our present business model does not require large cash amounts. However, we intend to enter into institutional arrangements or to begin purchasing more policies for our own account or to do both, which would require greater working capital. To facilitate these objectives, we want to strengthen our balance sheet by retaining our increased earnings. To avoid competition for supply with our clients, we expect to invest in policies beyond the standard investment parameters of our current clients. These changes in our business model would increase our cash usage. We believe our cash currently available and internally generated funds to be sufficient to meet our current cash demands. We will examine other means of generating additional cash should changes to our business model require additional cash.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We anticipate filing a writ of certiorari before the United States Supreme Court in Life Partners, Inc. et al v. Morrison, et al (4th Cir., Docket #06-1370) requesting that the Supreme Court review and reverse a district court ruling that the Commonwealth of Virginia could require that we qualify to do business in Virginia as a precondition to transacting life settlements with Virginia residents.

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

On May 29, 2007, the Securities Commissioner for the State of Colorado filed an action against Life Partners, Inc. and its president, Life Partners Holdings, Inc. and its chairman as well as several other unaffiliated individuals alleging that we violated the Colorado Securities Act in connection with certain life settlements transacted through our subsidiary, Life Partners, Inc. The Commissioner obtained a temporary restraining order against Life Partners, Inc. and Life Partners Holdings, Inc. and is seeking restitution, disgorgement and other equitable relief as well as damages, rescission, interest, costs and reasonable attorney’s fees. This action is styled Fred J. Joseph v. Life Partners, Inc. et al., Case No. 07CV5218 in the District Court for the City and County of Denver, Colorado. Both parties have agreed to postpone the motion on the temporary restraining order so that the parties may engage in discussions, which we believe may lead to an amicable resolution of the matter. In the event the matter is not resolved, we intend to vigorously defend ourselves in this matter and we believe we have substantial legal arguments that support our position.

The proceedings in Virginia, Utah and Colorado each reflect the somewhat unsettled legal foundations of the life settlement industry, especially in jurisdictions with less commercial activity. We have vigorously contested these proceedings not so much because of the financial impact of avoiding these particular states, which would not have a material adverse effect on our business, but to protect our business model from the more widespread encroachment of regulatory treatments that we believe are unfair or improper. Nevertheless, to moderate the risk of adverse legal outcomes, we have begun licensing in certain states that are important to our business model and where exemptions from licensing requirements might be questionable. Many important states have clearly identified exemptions from licensing requirements, which permit our doing business without significant regulatory effects.

We are also subject to legal proceedings in the ordinary course of business, none of which, either individually or collectively, we believe would have a material adverse effect on our business operations, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2007, we issued 50,000 shares of common stock to one person upon exercise of options for an aggregate $300,000 ($6.00 per share).

These shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption provided in Section 4(2) of the Securities Act. Restrictive legends were placed on the certificates evidencing the shares. We believe that the optionholder was an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in our common stock. The optionholder had adequate access, through its relationships with us and our officers and directors, to information about us. The transaction described above did not involve general solicitation or advertising.

ITEM 6. EXHIBITS

31	Section 302 Certifications
32	Section 1350 Certification

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 16, 2007

Life Partners Holdings, Inc. By: /s/ Brian D. Pardo Brian D. Pardo President and Chief Executive Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description	Page

31	Rule 13a-14(a) Certifications	23
32	Section 1350 Certification	25