Form 10QSB
period 2007-08-31
LIFE PARTNERS HOLDINGS INC
filed 2007-10-15
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2007

or

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
Yes ☐   No ☒

Shares of Common Stock, $.01 par value, outstanding as of August 31, 2007: 12,019,483

Transitional Small Business Disclosure Format: Yes ☐   No ☒

LIFE PARTNERS HOLDINGS, INC.

Explanatory Note

On August 13, 2007, Life Partners Holdings, Inc. (“We” or “Life Partners”) announced a 5-for-4 stock split for shareholders of record as of September 14, 2007. The distribution date of this stock split was September 28, 2007. Although this stock split was effective after the end of this reporting period (August 31, 2007), all presentations of share amounts or financial results affected by the amount of shares outstanding are presented as adjusted for this 5-for-4 stock split.

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet - August 31, 2007	4-5

Consolidated Condensed Statements of Income - For the Three and Six Months Ended August 31, 2007 and 2006	6

Consolidated Condensed Statements of Shareholders' Equity - For the Six Months Ended August 31, 2007 and 2006	7

Consolidated Condensed Statements of Cash Flows - For the Six Months Ended August 31, 2007 and 2006	8

Notes to Consolidated Condensed Financial Statements	9-13

Item 2. Management's Discussion and Analysis	14-22

Item 3. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22-23

Item 6. Exhibits	23

Signatures	24

Exhibit Index	25

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
AUGUST 31, 2007

(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$6,094,995
Investment in securities	5,082,852
Accounts receivable - trade	7,090,957
Accounts receivable - employees	84,190
Note receivable - others	100,000
Prepaid expenses	153,603
Total current assets	18,606,597
PROPERTY AND EQUIPMENT:
Land and building	1,959,065
Proprietary software	421,187
Furniture, fixtures and equipment	721,275
Transportation equipment	1,039,500
4,141,027
Accumulated depreciation	(1,035,905)
3,105,122
OTHER ASSETS:
Premium advances net of reserve for uncollectible of $3,689,288	-
Investments in policies	762,352
Artifacts	831,700
Deferred income taxes	1,405,316
2,999,368
Total Assets	$24,711,087

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC. CONSOLIDATED CONDENSED BALANCE SHEET AUGUST 31, 2007 Page 2 of 2 (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,863,280
Accrued liabilities - contingencies and other	1,070,361
Current portion of long-term debt	275,178
Short-term notes payable	1,839,295
Deferred revenue	262,950
Income taxes payable	1,067,224
Total current liabilities	8,378,288

LONG-TERM DEBT, net of current portion shown above	1,048,540

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 18,750,000 shares authorized; 12,019,483 shares issued; 11,972,704 shares outstanding and 46,779 shares held in treasury	120,194
Additional paid-in capital	11,490,360
Retained earnings	4,691,768
Accumulated other comprehensive loss	(645,922)
Less: Notes receivable issued for common stock	(372,141)
Total shareholders' equity	15,284,259

Total Liabilities and Shareholders' Equity	$24,711,087

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(Unaudited)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2007	2006	2007	2006
REVENUES	$17,646,109	$6,586,609	$35,225,085	$12,753,406
BROKERAGE AND REFERRAL FEES	9,048,770	4,121,345	17,726,473	8,248,308
REVENUES, NET OF BROKERAGE AND REFERRAL FEES	8,597,339	2,465,264	17,498,612	4,505,098
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	2,035,618	1,688,771	3,842,663	3,075,880
Settlement costs	124,741	78,505	328,216	102,890
Depreciation and amortization	96,149	58,786	154,796	116,053
	2,256,508	1,826,062	4,325,675	3,294,823
INCOME FROM OPERATIONS	6,340,831	639,202	13,172,937	1,210,275
OTHER INCOME (EXPENSES):
Interest and other income	475,796	150,765	831,503	475,057
Interest expense	(44,701)	(60,352)	(76,825)	(108,795)
Impairment of partnership	-	(336,572)	-	(673,147)
Premium advances, net	(207,149)	(241,300)	(349,773)	(492,725)
Policy acquisition expense	-	-	-	-
Realized gain on investments	-	-	10,540	-
	223,946	(487,459)	415,445	(799,610)
INCOME BEFORE INCOME TAXES	6,564,777	151,743	13,588,382	410,665
INCOME TAXES:
Current tax expense	2,302,666	32,000	4,609,224	322,000
Deferred tax benefit	(79,000)	(104,000)	(85,899)	(325,000)
	2,223,666	(72,000)	4,523,325	(3,000)
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,341,111	223,743	9,065,057	413,665
Cumulative effect of accounting change, net of income tax of $176,000	-	-	-	281,070
NET INCOME	$4,341,111	$223,743	$9,065,057	$694,735
EARNINGS:
Per share - Basic and Diluted
Income per share before cumulative effect of accounting change	$0.36	$0.02	$0.76	$0.04
Cumulative effect of accounting change	$-	$-	$-	$0.02
	$0.36	$0.02	$0.76	$0.06
AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING: Basic and Diluted	11,972,704	11,785,191	11,964,194	11,784,528
THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$4,341,111	$223,743	$9,065,057	$694,735
Unrealized gain (loss) on investment securities	(609,378)	280,661	(612,996)	146,880
COMPREHENSIVE INCOME	$3,731,733	$504,404	$8,452,061	$841,615
BASIC AND DILUTED EARNINGS PER SHARE:
Comprehensive income	$0.31	$0.04	$0.71	$0.07

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(Unaudited)

	Common Stock						Treasury Stock
	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity

Balance, February 28, 2006	12,019,483	$120,194	$10,584,360	$(4,856,351)	$(241,460)	$(372,141)	235,541	$-	$5,234,602
Dividends declared	-	-	-	(942,816)	-	-	-	-	(942,816)
Other comprehensive gain	-	-	-	-	146,880	-	-	-	146,880
Shares issued to IGE shareholder	-	-	-	-	-	-	(1,250)	-	-

Net income for the six months ended August 31, 2006	-	-	-	694,735	-	-	-	-	694,735

Balance, August 31, 2006	12,019,483	$120,194	$10,584,360	$(5,104,432)	$(94,580)	$(372,141)	234,291	$-	$5,133,401

Balance, February 28, 2007	12,019,483	$120,194	$11,190,360	$(3,199,964)	$(32,926)	$(372,141)	109,291	$-	$7,705,523
Dividends declared	-	-	-	(1,173,325)	-	-	-	-	(1,173,325)
Other comprehensive loss	-	-	-	-	(612,996)	-	-	-	(612,996)
Options exercised	-	-	300,000	-	-	-	(62,500)	-	300,000

Shares issued to IGE shareholder	-	-	-	-	-	-	(12)	-	-

Net income for the six months ended August 31, 2007	-	-	-	9,065,057	-	-	-	-	9,065,057

Balance, August 31, 2007	12,019,483	$120,194	$11,490,360	$4,691,768	$(645,922)	$(372,141)	46,779	$-	$15,284,259

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(Unaudited)
	For the Six Months Ended August 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,065,057	$694,735
Adjustments to reconcile net income to operating activities:
Depreciation and amortization	154,796	115,698
Impairment of investment in partnership	-	663,344
Cumulative effect of accounting change	-	(457,070)
(Increase) decrease in operating assets:
Accounts receivable	(2,083,424)	(50,772)
Prepaid expenses	(41,886)	177,810
Deferred income taxes	(85,899)	(149,000)
Increase (decrease) in operating liabilities:
Accounts payable	(1,480,261)	9,387
Accrued liabilities	(72,174)	(144,796)
Income taxes payable	369,026	(91,959)
Deferred revenue	6,550	6,650
Net cash provided by operating activities	5,831,785	774,027
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	(1,718,465)	54,918
Purchases of property and equipment	(1,957,090)	(66,435)
Purchase of artifacts	(50,000)	-
Note receivable	(100,000)	-
Purchase of policies for investment purposes and capitalized premiums	(209,363)	(28,394)
Net cash used in investing activities	(4,034,918)	(39,911)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(780,401)	(265,077)
Proceeds from note payable	1,800,000	74,564
Stock options exercised	300,000	-
Dividends	(1,173,325)	(942,815)
Dividends payable	630,833	-
Net cash used in financing activities	777,107	(1,133,328)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,573,974	(399,212)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,521,021	1,787,239
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,094,995	$1,388,027
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$76,305	$303,192
Income taxes paid	$3,524,198	$306,000
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Unrealized gain (loss) on marketable securities	$(612,996)	$146,880

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.
Notes to Consolidated Condensed Financial Statements
August 31, 2007
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

Unaudited Interim Financial Information

These Consolidated Condensed Financial Statements have been prepared by LPHI without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our most recent Annual Report on Form 10-KSB.

(1) DESCRIPTION OF BUSINESS

Life Partners Holdings, Inc. ("we” or “Life Partners”) is a financial services company and the parent company of Life Partners, Inc. (“LPI”). LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements”. These financial transactions involve the purchase of life insurance policies at a discount to their face value for investment purposes.

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

The cost and estimated market value of the investment securities classified as available-for-sale as of August 31, 2007, are as follows:

	Cost	Gross Unrealized Losses	Estimated Value
Market income funds	$5,728,774	$(645,922)	$5,082,852

(3) LONG-TERM DEBT

As of August 31, 2007, we had the following long-term debt:

Long-Term
5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$377,050
6.18% note payable to a bank, due in installments of $17,503 through July 2013, secured by certificate of deposit	886,668
Non-interest bearing note to an individual secured by artifacts	60,000
1,323,718
Less: Current portion	275,178
Long-term debt, net of current portion	$1,048,540

Maturities on long-term debt for each of the next five years and thereafter are as follows:

Amount
August 31,
2008	$275,178
2009	228,535
2010	242,721
2011	257,790
2012	253,618
Thereafter	65,876
Total	$1, 323,718

(4) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at August 31, 2007, result in a deferred tax asset of approximately $1,405,000, which we believe to be fully realizable.

Following are the components of this deferred tax asset as of August 31, 2007:

Excess tax over financial accounting -
Depreciation	$(89,000)
Excess financial accounting over tax -
Accrued contingency costs	171,000
Reserve for premium advances	1,290,000
Other reserves	33,000
Net deferred tax asset	$1,405,000

(5) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends. We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount*
02/21/06	03/15/06	$0.05
05/18/06	06/15/06	$0.05
09/01/06	09/30/06	$0.05
11/21/06	12/15/06	$0.06
02/19/07	03/15/07	$0.05
05/10/07	06/15/07	$0.0625
08/13/07	09/12/07	$.06

* The dividend amounts reflect historical payments and are not adjusted for the stock split

Stock Split. On August 14, 2007, the Company’s board of directors authorized a five-for-four split of the common stock effected in the form of a stock dividend to be distributed on or about September 28, 2007, to holders of record on September 14, 2007. Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. The par value of the additional shares of common stock issued in connection with the stock split will be credited to “Common stock” and a like amount charged to “Additional paid-in-capital” in the period the shares are distributed. Also, on August 15, 2007, the Company increased its authorized common stock from 10,000,000 shares to 18,750,000 shares. The following table represents the number of common shares and per share data before and after the stock split.

	For the Three Months Ended August 31,
	2007		2006
	Before Stock Split	After Stock Split	Before Stock Split	After Stock Split
Shares Outstanding:
Common Stock issued and outstanding	9,578,163	11,972,704	n/a	n/a
Treasury Stock	37,423	46,779	n/a	n/a
Average Common and Common Equivalent Shares Outstanding: Basic and Diluted	9,578,163	11,972,704	9,428,153	11,785,191
Basic and Diluted Earnings Per Share Net Income	$0.46	$0.36	$0.02	$0.02
Basic and Diluted Earnings Per Share Comprehensive Income	$0.39	$0.31	$0.05	$0.04

	For the Six Months Ended August 31,
	2007		2006
	Before Stock Split	After Stock Split	Before Stock Split	After Stock Split
Shares Outstanding:
Common Stock issued and outstanding	9,578,163	11,972,704	n/a	n/a
Treasury Stock	37,423	46,779	n/a	n/a
Average Common and Common Equivalent Shares Outstanding: Basic and Diluted	9,571,355	11,964,194	9,427,622	11,784,528
Basic and Diluted Earnings Per Share Net Income	$0.95	$0.76	$0.07	$0.06
Basic and Diluted Earnings Per Share Comprehensive Income	$0.88	$0.71	$0.09	$0.07

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. While the provisions of FAS 123(R) were not required for us until March 1, 2006 (the beginning of our Fiscal 2007), we elected to apply the FAS 123(R) principles to stock options and other grants during Fiscal 2006 and all subsequent fiscal years. Since no options were granted, modified or settled during the three months or six months ended August 31, 2006 or 2007, there was no stock-based compensation expense included in net income for such periods.

As of August 31, 2007, there were no options outstanding.

(6) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. Face value of the policies in question total $489,918. During the six months ended August 31, 2007, we paid out $333,991 related to these instances and we accrued $172,864 for future claims that might arise on these policies.

(7) CHANGE IN ACCOUNTING PRINCIPLE REGARDING POLICIES HELD FOR INVESTMENT PURPOSES

A 2006 change in the preferred method of accounting for life settlement contracts held for investment significantly affects our financial statements. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that an investor may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized. FSP FTB 85-4-1 replaces FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account. The cumulative effect of this accounting change increased our net income for the six months ended August 31, 2006 by $281,070, net of provision for income tax of $176,000.

In accordance with FSP FTB 85-4-1, we estimate our premium obligation for the policies in which we own for investment purposes to be $247,515 over the next five years.

(8)  FORMATION OF SUBSIDIARY

In June 2007, we purchased an aircraft and formed a wholly owned subsidiary, EZ Flight, LLC, to hold title to and operate the aircraft as well as hanger facilities for such aircraft. We use the aircraft for corporate business. It may be used by corporate officers provided such officers bear the incremental costs to us for the use. The incremental cost is calculated based on the variable operating cost to us, which includes the cost of fuel, aircraft maintenance, crew travel, on-board catering, landing fees, ramp fees and other smaller variable costs. After purchasing the aircraft, however, we determined that the accounting treatment would be more favorable and our internal controls would be more transparent and easier to administer if we did not own the aircraft, but had access and would reimburse the owner for the costs of our use. Our Chairman has agreed to purchase the aircraft for the same price we paid and to permit us to use the aircraft at our convenience. For our use, we shall pay the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F). We shall lease the subsidiary’s hanger space to our Chairman at a commercially reasonable rate. We expect to complete the ownership change and lease agreement before the end of the calendar year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Financial Statements.

We provide the following discussion to assist in understanding of our financial position as of August 31, 2007, and results of operations for the three months and six months ended August 31, 2007 and 2006. As you read this discussion, refer to our Consolidated Condensed Statements of Income and our Consolidated Condensed Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2007. The footnotes to the Consolidated Condensed Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

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

We recognize income at the time a purchaser has accepted a tendered settlement and is contractually obligated to make payment. We defer $100 per viatical and $200 per life settlement to cover minor monitoring services provided subsequent to the settlement date and amortize this deferred cost over the anticipated life expectancy of the insureds.

We purchase life settlement contracts for our own account. A 2006 change in the preferred method of accounting for life settlement contracts held for investment significantly affects our financial statements. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that an investor may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized. FSP FTB 85-4-1 replaces FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account.

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

We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. As of August 31, 2007, we had recognized no impairment.

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

We account for any stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. We base expected volatility upon the historical volatility of our stock, since in the absence of sufficient volumes of traded options for our stock, we are unable to calculate reliably the implied volatility of our stock. The expected life of options is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Consolidated Condensed Statement of Income is based on awards ultimately expected to vest, the amount of expense should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Since no options were granted, modified or settled during the three months or six months ended August 31, 2006 or 2007, there was no stock-based compensation expense included in net income for such periods.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management adopted this Statement on March 1, 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact, if any, that this interpretation may have on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning March 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. See “Critical Accounting Estimates, Assumptions and Policies” above.

On March 27, 2006, FASB Staff Position No. 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued. See “Critical Accounting Estimates, Assumptions and Policies” above.

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

We are a financial services company, providing purchasing services for life settlements to our client base. We do this by matching life settlors with purchasers. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. In order to meet market demand and maximize our value to our clients, we have made significant investment in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 50,000 purchaser transactions associated with the purchase of over 5,700 policies totaling over $850,000,000 in face value. We believe our experience, infrastructure and intellectual capital gives us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlements we have transacted, the aggregate face values and purchase prices of those transactions, and the revenues we derived, for the quarterly periods ended August 31, 2007 and 2006:

	Periods Ended August 31, 2007		Periods Ended August 31, 2006
	Three Months	Six Months	Three Months	Six Months
Number of settlements	44	101	61	129
Face value of policies	$87,060,909	$167,406,244	$31,323,000	$60,047,000
Average revenue per settlement	$401,048	$348,763	$107,977	$98,864
Net revenues derived (1)	$8,597,339	$17,498,612	$2,465,000	$4,505,000

(1)	The revenues derived are exclusive of referring brokerage and referral fees.

We have increased our efforts to market our services to institutional investors and have been successful in attracting institutional clients. We will continue these marketing efforts to institutions and seek to develop services and lines of business specifically tailored for the needs of institutional investors.

Comparison of the Three Months Ended August 31, 2007 and 2006

We reported net income of $4,341,111 for the three months ended August 31, 2007 (hereafter “the Second Quarter of this year”), compared to net income of $223,743 for the three months ended August 31, 2006 (hereafter “the Second Quarter of last year”). Our net income was affected primarily by the following factors: (1) a 168% increase in revenues and (2) a 32% increase in our gross margin from 37% in the Second Quarter of last year to 49% in the Second Quarter of this year. While the number of settlements transacted during the period decreased from 61 to 44, the average revenue per settlement increased by 271% and total revenues net of brokerage fees increased by 249%.

Revenues - Revenues increased by $11,059,500 or 168% from $6,586,609 in the Second Quarter of last year to $17,646,109 in the Second Quarter of this year. This increase was due primarily to a 178% increase in our total business volume (i.e. the total face value of all settlements transacted by us during a period) from $31,323,000 in the Second Quarter of last year to $87,060,909 in the Second Quarter of this year reflecting a continuing market trend of both supply and demand toward policies with larger face values. This resulted in a 271% increase in the average revenue per settlement and a 249% increase in our net revenues.

We believe the continuing increase in demand for our services during this period results primarily from an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments. Returns on life settlements are linked to the lives of the insureds and the financial stability of life insurance companies. As such, life settlements function independently from traditional equity and debt markets and commodity investments. As the oldest and one of the largest providers of life settlements, we benefit from these trends in the investing community.

During the period, demand for our services increased both from our traditional accredited investor clients as well as from institutional clients and the number of policies presented to us that met our purchasing qualifications has remained adequate to serve the increasing demand. Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base. In contrast, we employ a broad based, multi-client business model and our purchaser base is much broader. During this period, no purchaser accounted for more than ten percent of total settlements. While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon a single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term. We believe our multi-client business model is more responsive than other business models to market demand, which has increased dramatically. We believe our model will permit us to achieve sustainable growth for the foreseeable future, without the concentration risks associated with a single or limited number of clients.

We continue to develop and expand our client base in both domestic and international markets by emphasizing the inherent diversification and investment value of life settlements, whose performance is not correlated with the performance of equity or bond markets. On September 4, 2007, we announced that we had signed an agreement to originate life settlements for a special purpose entity that has funding committed by WestLB, AG, a major international financial institution. WestLB, AG is not affiliated with Life Partners and the committed facility imposes no debt or other material contractual obligations on Life Partners. We believe our traditional accredited investor client business model will be unaffected by the addition of the new institutional relationship and that any earnings from the new agreement will be in addition to our previous earnings projections. We expect revenues from this new relationship to result in a substantial increase in earnings during the remainder of this current fiscal year and into the following fiscal year.

During this quarter, virtually all of our business was attributable to domestic purchasers. However, we anticipate foreign activity will increase with the launch of another closed-end fund registered in St. Vincent. This fund would be the third in a series launched by the same fund managers. We have previously advised the first two funds and expect to advise this fund on the same terms. We anticipate no decrease in domestic demand or in the supply of policies available to meet that demand.

Brokerage and Referral Fees - Brokerage and referral fees increased 120% or $4,927,425 from $4,121,345 in the Second Quarter of last year to $9,048,770 in the Second Quarter of this year. However, our cost of revenues as a percentage of revenues decreased by 18% from 62% in the Second Quarter of last year to 51% in the Second Quarter of this year. This decrease in cost of revenues as a percentage of revenues is attributable primarily to a relative reduction in brokerage fees. We believe the New York Attorney General’s lawsuit against our principal competitor has sparked a trend toward more complete fee disclosures by brokers to sellers resulting in lower brokerage fees. In addition, market forces and our business model have enabled us to increase our gross margin from 37% in the Second Quarter of last year to 49% in the Second Quarter of this year. In the Second Quarter of this year, broker referrals accounted for 98% of the total face value of policies transacted compared with 85% of the policies presented in the Second Quarter of last year. Policies presented from three brokers constituted 75% of the total face value of all completed transactions during the Second Quarter of this year compared with 67% of the total face value of all completed policies being presented by three brokers during the Second Quarter of last year.

Expenses - General and administrative expense increased by 21% or $346,847 from $1,688,771 in the Second Quarter of last year to $2,035,618 in the Second Quarter of this year due primarily to an increase in salaries and bonuses. Because of the trend toward higher face value policies and our substantial investment in proprietary software and processing procedures, we are able to substantially increase both our volume as well as our margins without a similar increase in our general and administrative expenses. Other income and expenses changed from a net expense of $487,459 in the Second Quarter of last year to a net other income of $223,946 primarily due to the elimination of a non-recurring impairment of partnership expense of $336,572 and a 216% increase in interest and other income from $150,765 in the Second Quarter of last year to $475,796 in the Second Quarter of this year. Additionally, we experienced a 26% decrease in interest expense due to lower borrowing levels.

While we have no obligation to do so, we have advanced premiums as an accommodation on certain pre-1998 viatical settlements. We are generally reimbursed for these advances out of the proceeds paid when the viator dies. We record the policy advances as an expense when they are made and treat the reimbursements as a reduction in this expense. During the three months ended August 31, 2007 and 2006, we made premium advances of $377,892 and $298,248, respectively, and were reimbursed $170,742 and $57,810, respectively. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive, but believe the expense will diminish as the number of these policies decreases.

Income Taxes - Income tax expense increased by $2,295,666 from $(72,000) in the Second Quarter of last year to $2,223,666 in the Second Quarter of this year. The increase was due primarily to a $6,413,034 increase in taxable income.

Comparison of the Six Months Ended August 31, 2007 and 2006

We reported net income of $9,065,057 for the six months ended August 31, 2007 (hereafter “the First Half of this year”), compared to net income of $694,735 for the six months ended August 31, 2007 (hereafter “the First Half of last year”). Our net income was affected primarily by the following factors: (1) a 176% increase in revenues and (2) a 43% increase in our gross margin from 35% in the First Half of last year to 50% in the First Half of this year. While the number of settlements transacted during the period decreased from 129 to 101, the average revenue per settlement increased by 253% and total revenues net of brokerage fees increased by 288%.

Revenues - Revenues increased by $22,471,679 or 176% from $12,753,406 in the First Half of last year to $35,225,085 in the First Half of this year. This increase was due primarily to a 179% increase in our total business volume (i.e. the total face value of all settlements transacted by us during a period) from $60,047,000 in the First Half of last year to $168,406,244 in the First Half of this year reflecting a continuing market trend of both supply and demand toward policies with larger face values. This resulted in a 253% increase in the average revenue per settlement and a 288% increase in our net revenues.

We believe the increasing demand for our services during this period results primarily from three factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments. Returns on life settlements are linked to the lives of the insureds and the financial stability of life insurance companies. As such, the returns on life settlements are not correlated to returns from traditional equity and debt markets and commodity investments. As the oldest and one of the largest providers of life settlements, we benefit from these trends in the investing community.

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

A third factor contributing to increased demand for our services is our broad based, multi-client business model. Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base. In contrast, we employ a broad based, multi-client business model and our purchaser base is much broader. With a broader purchaser base, we believe our model is more responsive to market demand, which has increased dramatically.

Brokerage and Referral Fees - Brokerage and referral fees increased 115% or $9,478,165 from $8,248,308 in the First Half of last year to $17,726,473 in the First Half of this year. However, our cost of revenues as a percentage of revenues decreased by 23% from 65% in the First Half of last year to 50% in the First Half of this year. This decrease in cost of revenues as a percentage of revenues is attributable primarily to a relative reduction in brokerage fees. We believe the New York Attorney General’s lawsuit against our principal competitor has sparked a trend toward more complete fee disclosures by brokers to sellers resulting in lower brokerage fees. In addition, market forces and our business model have enabled us to increase our gross margin from 35% in the First Half of last year to 50% in the First Half of this year. In the First Half of this year, broker referrals accounted for 99% of the total face value of policies transacted compared to 89% in the First Half of last year. Policies presented from three brokers constituted 73% of the total face value of all completed transactions presented by brokers during the First Half of this year compared with 60% of the total face value of all completed policies being presented by two brokers during the First Half of last year.

Expenses - General and administrative expense increased by 25% or $766,783 from $3,075,880 in the First Half of last year to $3,842,663 in the First Half of this year due primarily to an increase in salaries and bonuses. Because of the trend toward higher face value policies and our substantial investment in proprietary software and processing procedures, we are able to substantially increase both our volume as well as our margins without a similar increase in our general and administrative expenses. Other income and expenses changed from a net expense of $799,610 in the First Half of last year to a net other income of $415,445 primarily due to the elimination of a non-recurring impairment of partnership expense of $673,147 and a 75% increase in interest and other income from $475,057 in the First Half of last year to $831,503 in the First Half of this year. Additionally, we experienced a 29% decrease in interest expense due to lower borrowing levels.

While we have no obligation to do so, we have advanced premiums as an accommodation on certain pre-1998 viatical settlements. We are generally reimbursed for these advances out of the proceeds paid when the viator dies. We record the policy advances as an expense when they are made and treat the reimbursements as a reduction in this expense. During the six months ended August 31, 2007 and 2006, we made premium advances of $700,654 and $620,142, respectively, and were reimbursed $350,882 and $128,279, respectively. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive, but believe the expense will diminish as the number of these policies decreases.

Income Taxes - Income tax expense increased by $4,526,325 from $(3,000) in the First Half of last year to $4,523,325 in the First Half of this year. The increase was due primarily to a $13,177,717 increase in taxable income.

Contractual Obligations

The following table summarizes the Company’s outstanding contractual obligations as of August 31, 2007:

		Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Note payable*	$959,295	$959,295	$-	$-	$-
Short-term debt	880,000	880,000	-	-	-
Artifacts	60,000	60,000	-	-	-
Long-term debt	1,263,718	215,178	455,418	509,526	83,596
Lease commitments	129,600	32,400	64,800	32,400	-
Total	$3,292,613	$2,146,873	$520,218	$541,926	$83,596

* This reflects a portion of a $2.4 million line of credit. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the six months ended August 31, 2007, was $5,831,785. The cash flows from operating activities resulted primarily from $9,065,057 of net income.

Investing Activities - Net cash flow used in investing activities was $4,034,918 during the six months ended August 31, 2007.

Financing Activities - Net cash provided by financing activities during the six months primarily for the payment of dividends of $1,173,325 and to pay down indebtedness of $780,401. We also received net cash proceeds of $ 1,800,000 on notes payable.

Working Capital and Capital Availability - As of August 31, 2007, we had working capital of $10,228,309. To facilitate the purchase of policies for our own account and for short-term cash flow management and operating capital requirements, we maintain a credit line. The credit line is secured by our cash and securities on deposit. As of August 31, 2007, the line of credit carried an interest rate at New York prime and had a borrowing base of $2.4 million. The balance outstanding at August 31, 2007, was $959,295.

We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs. We are also exploring the formation of strategic alliances for joint ventures and other types of financing opportunities, which will provide more capital for us to purchase more policies for our own investment.

Our strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for life settlements, especially from institutional investors, will continue to grow during the next year as the prospects for economic conditions remain uncertain. In response to the projected demand for qualified life settlement transactions, we are increasing our advertising and professional awareness marketing to potential sellers of policies and will continue to expand our marketing efforts to purchasers of life settlements with special focus on serving the needs of institutional investors.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 2007, we filed a writ of certiorari before the United States Supreme Court in Life Partners, Inc. et al v. Morrison, et al (4th Cir., Docket #06-1370) requesting that the Supreme Court review and reverse a district court ruling that the Commonwealth of Virginia could require that we qualify to do business in Virginia as a precondition to transacting life settlements with Virginia residents.

On November 29, 2006, we served a declaratory judgment action seeking a judicial ruling that the Commissioner of the Utah Division of Securities applied the Utah Securities Act in an unconstitutional manner when he ordered an administrative show cause hearing to determine whether Life Partners and an independent financial planner violated the Utah Securities Act in connection with certain life settlements transacted through our subsidiary, Life Partners, Inc. The Division is seeking a cease and desist and fines of $500,000. The declaratory judgment action is styled Life Partners, Inc. and Life Partners Holdings, Inc. v. R. Wayne Klein, in his official capacity as Director, Division of Securities, Department of Commerce of the State of Utah, U.S. Dist.Ct., D. Utah (Central Div.), Case No. 2:2007cv00508. The Division filed a motion seeking to have the Court abstain from the case and to permit the Division to proceed with an administrative hearing. A hearing on this issue was argued on September 17, 2007, and the Court has taken the matter under advisement. If the Court rules in our favor, the Court will retain jurisdiction of the case and proceed with the currently pending motions before it including our motion for summary judgment in this case. If the Court rules against us, we may appeal the decision to the Tenth Circuit Court of Appeals.

On May 29, 2007, the Securities Commissioner for the State of Colorado filed an action against Life Partners, Inc. and its president, Life Partners Holdings, Inc. and its chairman as well as several other unaffiliated individuals alleging that we violated the Colorado Securities Act in connection with certain life settlements transacted through our subsidiary, Life Partners, Inc. The Commissioner obtained a temporary restraining order against Life Partners, Inc. and Life Partners Holdings, Inc. and is seeking restitution, disgorgement and other equitable relief as well as damages, rescission, interest, costs and reasonable attorney’s fees. This action is styled Fred J. Joseph v. Life Partners, Inc. et al., Case No. 07CV5218 in the District Court for the City and County of Denver, Colorado. This case is in its infancy with not all parties having answered or been served. There are no currently pending motions and no discovery has been initiated. We intend to vigorously defend ourselves in this matter and we believe we have substantial legal arguments that support our position.

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

On September 17, 2007, we were served with a summons in a civil action by Maxim Group, LLC in a case styled Maxim Group, LLC v. Life Partner (sic) Holdings, Inc., Case Number 07 CIV 8099 in the United States District Court for the Southern District of New York. Plaintiff is an investment banking, securities and investment management firm that is registered as a broker-dealer with the U.S. Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority (formerly the NASD). It claims that we entered into an investment banking contract with it in 2004 under which we agreed to issue a warrant for 100,000 shares of our common stock to Plaintiff exercisable at any time during a five year period commencing on the date of the contract at an exercise price of $7.00 per share. Plaintiff did no work under the contract, and, we dispute the validity and enforceability of the contract as well as Plaintiff’s claims thereunder. This case is in its infancy and no discovery has been initiated. We intend to vigorously defend ourselves in this matter.

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

Date: October 15, 2007

Life Partners Holdings, Inc.

By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer (Signing on behalf of the registrant and as principal executive officer)

Date:  October 15, 2007

By:	/s/ Nina Piper
Nina Piper
Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description	Page

31.1	Rule 13a-14(a) Certifications	26-27

32.1	Section 1350 Certification	28