Form 10QSB
period 2007-11-30
LIFE PARTNERS HOLDINGS INC
filed 2008-01-14
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: November 30, 2007

or

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

Shares of Common Stock, $.01 par value, outstanding as of November 30, 2007: 11,959,896

Transitional Small Business Disclosure Format: Yes ☐ No ☒

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet - November 30, 2007	3-4

Consolidated Condensed Statements of Income - For the Three and Nine Months Ended November 30, 2007 and 2006	5

Consolidated Condensed Statements of Shareholders' Equity - For the Nine Months Ended November 30, 2007 and 2006	6

Consolidated Condensed Statements of Cash Flows - For the Nine Months Ended November 30, 2007 and 2006	7

Notes to Consolidated Condensed Financial Statements	8-12

Item 2. Management's Discussion and Analysis	12-20

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20-22

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	22

Exhibit Index	23

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
NOVEMBER 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$3,268,934
Investment in securities	4,773,102
Accounts receivable - trade	16,814,503
Accounts receivable - employees and others	67,189
Accounts receivable – others	100,000
Prepaid expenses	215,978
Total current assets	25,239,706

PROPERTY AND EQUIPMENT:
Land and building	1,990,261
Proprietary software	421,187
Furniture, fixtures and equipment	800,041
Transportation equipment	1,039,500
4,250,989
Accumulated depreciation	(1,101,403)

3,149,586

OTHER ASSETS:
Premium advances net of reserve for uncollectible of $3,921,219	-
Investments in policies	943,559
Artifacts and other	831,700
Deferred income taxes	1,429,816
3,205,075
Total assets	$31,594,367

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
NOVEMBER 30, 2007
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,670,122
Accrued liabilities - contingencies and other	910,070
Current portion of long-term debt	92,607
Short term notes payable	1,304,557
Deferred revenue	265,550
Income taxes payable	1,835,254

Total current liabilities	11,078,160

LONG-TERM DEBT, net of current portion shown above	1,144,862

SHAREHOLDERS' EQUITY:

Common stock, $0.01 par value 18,750,000 shares authorized; 12,019,483 shares issued and outstanding	120,194
Additional paid-in capital	11,490,360
Retained earnings	9,107,844
Accumulated other comprehensive loss	(974,912)
Less: Treasury stock - 59,587 shares	(372,141)

Total shareholders' equity	19,371,345

Total liabilities and shareholders' equity	$31,594,367

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2007	2006	2007	2006

REVENUES	$19,298,726	$7,318,909	$54,523,811	$20,072,315

BROKERAGE FEES	9,424,871	4,174,475	27,151,344	12,422,783

REVENUES, NET OF BROKERAGE FEES	9,873,855	3,144,434	27,372,467	7,649,532

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	2,168,305	1,760,165	6,005,064	4,770,846
Settlement costs	(81,658)	95,931	246,560	273,823
Depreciation and amortization	65,498	59,022	220,293	175,076
	2,152,145	1,915,118	6,471,917	5,219,745
INCOME FROM OPERATIONS	7,721,710	1,229,316	20,900,550	2,429,787

OTHER INCOME (EXPENSES):
Interest and other income	520,635	208,592	1,352,138	683,649
Interest expense	(50,804)	(52,481)	(133,533)	(161,276)
Impairment of partnership	-	-	-	(663,344)
Premium advances, net	(232,316)	(136,056)	(582,088)	(628,780)
Policy acquisition expense	-	-	-	-
Realized gain on investments	-	-	10,540	-
	237,515	20,055	647,057	(769,751)
INCOME BEFORE INCOME TAXES	7,959,225	1,249,371	21,547,607	1,660,036

INCOME TAXES:
Current tax expense	2,768,030	442,182	7,377,254	764,182
Deferred tax benefit	(24,500)	(40,417)	(110,399)	(365,417)
	2,743,530	401,765	7,266,855	398,765
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5,215,695	847,606	14,280,752	1,261,271
Cumulative effect of accounting change, net of income tax of $176,000	-	-	-	281,070

NET INCOME	$5,215,695	$847,606	$14,280,752	$1,542,341

EARNINGS:
Per share – Basic and Diluted	$0.44	$0.07	$1.19	$0.11
Income per share before cumulative effect of accounting change	$-	$-	$-	$0.02
Cumulative effect of accounting change
	$0.44	$0.07	$1.19	$0.13

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	11,967,637	11,785,191	11,965,342	11,784,528

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$5,215,695	$847,606	$14,280,752	$1,542,341
Unrealized gain (loss) on investment securities net of taxes	(328,990)	101,092	(941,987)	198,033

COMPREHENSIVE INCOME	$4,886,705	$948,698	$13,338,765	$1,740,374

BASIC AND DILUTED EARNINGS PER SHARE:
Comprehensive income	$0.41	$0.08	$1.11	$0.15

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(Unaudited)

	Common Stock						Treasury Stock
	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity
Balance, February 28, 2006	12,019,483	$120,194	$10,584,359	$(4,856,351)	$(241,460)	$(372,141)	235,541	$-	$5,234,601
Dividends declared	-	-	-	(1,508,505)	-	-	-	-	(1,508,505)
Other comprehensive gain	-	-	-	-	300,050	-	-	-	300,050
Shares issued to IGE shareholder	-	-	-	-	-	-	(1,250)	-	-
Net income for the nine months ended November 30, 2006	-	-	-	1,542,341	-	-	-	-	1,542,341
Balance, November 30, 2006	12,019,483	$120,194	$10,584,359	$(4,822,515)	$58,590	$(372,141)	234,291	$-	$5,568,487
Balance, February 28, 2007	12,019,483	$120,194	$11,190,360	$(3,199,964)	$(32,926)	$(372,141)	109,291	$-	$7,705,523
Dividends declared	-	-	-	(1,972,944)	-	-	-	-	(1,972,944)
Other comprehensive loss	-	-	-	-	(941,986)	-	-	-	(941,986)
Options exercised	-	-	300,000	-	-	-	(62,500)	-	300,000
Foreclosure on note for stock	-	-	-	-	-	372,141	12,808	(372,141)	-
Shares issued to IGE shareholder	-	-	-	-	-	-	(12)	-	-
Net income for the nine months ended November 30, 2007	-	-	-	14,280,752	-	-	-	-	14,280,752
Balance, November 30, 2007	12,019,483	$120,194	$11,490,360	$9,107,844	$(974,912)	$-	59,587	$(372,141)	$19,371,345

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,280,752	$1,542,341
Adjustments to reconcile net income to operating activities:
Depreciation and amortization	220,293	174,720
Impairment of investment in partnership	-	663,344
Cumulative effect of accounting change	-	(457,070)
(Increase) decrease in operating assets:
Accounts receivable	(11,740,520)	(1,838,751)
Prepaid expenses	(104,261)	142,872
Deferred income taxes	(110,399)	(189,417)
Increase (decrease) in operating liabilities:
Accounts payable	1,571,128	865,551
Accrued liabilities	(232,465)	(279,323)
Income taxes payable	1,137,056	173,416
Deferred revenue	9,150	9,600
Net cash provided by operating activities	5,030,734	807,283
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	(1,737,705)	54,919
Purchases of property and equipment	(2,067,051)	(78,047)
Purchase of artifacts	(110,000)	-
Purchase of policies for investment purposes and capitalized premiums	(390,570)	(84,443)
Note receivable	(100,000)	-
Net cash used in investing activities	(4,405,326)	(107,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(1,823,269)	(279,249)
Proceeds from note payable	2,281,881	-
Stock options exercised	300,000	-
Dividends	(1,985,043)	(1,508,504)
Dividends payable	348,936	593,240
Net cash used in financing activities	(877,495)	(1,194,513)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(252,087)	(494,801)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,521,021	1,787,239
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,268,934	$1,292,438
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$133,533	$447,949
Income taxes paid	$5,524,198	$482,381
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Unrealized gain (loss) on marketable securities	$(941,987)	$300,050

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

November 30, 2007

(Unaudited)

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-QSB concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, growth in the viatical or life settlement markets or our projected sales in such markets, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended February 28, 2007 (“Fiscal 2007”), particularly in the sections entitled “Item 1 - Business - Risk Factors” and “Item 6 1- Management’s Discussion and Analysis”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Unaudited Interim Financial Information

These Consolidated Condensed Financial Statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our most recent Annual Report on Form 10-KSB.

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

The cost and estimated market value of the investment securities classified as available-for-sale as of November 30, 2007, are as follows:

	Cost	Gross Unrealized Losses	Estimated Value
Market income funds	$5,748,014	$(974,912)	$4,773,102

(3) LONG-TERM DEBT

As of November 30, 2007, we had the following long-term debt:

Long-Term
5.625% note payable to a bank, due in installments of $6,270 through March 2013, secured by land and office building	$363,594
6.18% note payable to a bank, due in installments of $17,503 through December 2017 secured by land and office building	873,875
1,237,469
Less current portion of long term debt	(92,607)
Total net of current portion	$1,144,862

Maturities on long-term debt for each of the next five years and thereafter are as follows:

Amount
November 30,
2008	$92,607
2009	98,285
2010	104,313
2011	110,714
2012	117,508
Thereafter	714,042
$1, 237,469
Less current portion	(92,607)
Long term debt, net of current portion	$1,144,862

(4) INCOME TAXES

We have adopted FASB Statement No. 109, "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes. The objective is to measure a deferred income tax liability or asset using the tax rates expected to apply to taxable income in periods in which the deferred income tax liability or asset is expected to be settled or realized. Any resulting net deferred income tax assets should be reduced by a valuation allowance sufficient to reduce such assets to the amount that is more likely than not to be realized.

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at November 30, 2007, result in a net deferred tax asset of approximately $1,430,000, which we believe to be fully realizable.

Following are the components of deferred taxes as of November 30, 2007:

Deferred Tax Liabilities:
Excess tax over financial accounting -
Depreciation	$(67,000)
Deferred Tax Assets:
Excess financial accounting over tax -
Accrued contingency costs	164,000
Reserve for premium advances	1,333,000
Net deferred tax asset	$1,430,000

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and provides guidance on measurement, derecognition, a classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, we adopted FIN 48 effective March 1, 2007.

Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of November 30, 2007, is not material our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of November 30, 2007, if recognized, would not have a material effect on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible, a based on current tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our  results of operations, financial condition or cash flows.

(5) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends. We declared and paid dividends when and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount*
09/01/06	09/30/06	$0.05
11/21/06	12/15/06	$0.06
02/19/07	03/15/07	$0.05
05/10/07	06/15/07	$0.0625
08/13/07	09/12/07	$0.06
11/14/07	12/15/07	$0.07

*      The dividend amounts reflect historical payments and are not adjusted for the stock split.

Stock Split. On August 14, 2007, the Company’s board of directors authorized a five-for-four split of the common stock effected in the form of a stock dividend to be distributed on or about September 28, 2007, to holders of record on September 14, 2007. Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. The par value of the additional shares of common stock issued in connection with the stock split was credited to “Common stock” and a like amount charged to “Additional paid-in-capital”. Also, on August 15, 2007, the Company increased its authorized common stock from 10,000,000 shares to 18,750,000 shares.

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. We adopted FAS 123(R) during Fiscal 2006. Since no employee options were granted, modified or settled during the three months or nine months ended November 30, 2006 or 2007, there was no stock-based compensation expense included in net income for such periods.

As of November 30, 2007, there were no options outstanding.

(6) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. Face value of the policies in question total $318,450 and are recorded in accrued liabilities at November 30, 2007. During the nine months ended November 30, 2007, we paid out $419,202 related to these instances and we accrued an additional $86,607 for future claims that might arise in relation to these policies.

We record provisions in the Consolidated Condensed Financial Statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed elsewhere in this note: (i) management has not concluded that it is probable that a loss has been incurred in any of pending litigation; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending litigation; and (iii) accordingly, management has not provided any amounts in the Consolidated Condensed Financial Statements for unfavorable outcomes, if any.

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes and we have been so advised by counsel handling the respective cases that we have a number of valid claims and defenses in all pending litigation to which we are a party, as well as valid bases for appeal of adverse verdicts against us. All such cases are, and will continue to be, vigorously defended and all valid counterclaims pursued. However, we may enter into settlement discussions in particular cases if we believe it is in the best interests of our shareholders to do so.

(7) CHANGE IN ACCOUNTING PRINCIPLE REGARDING POLICIES HELD FOR INVESTMENT PURPOSES

A 2006 change in the preferred method of accounting for life settlement contracts held for investment significantly affects our financial statements. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that an investor may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized. FSP FTB 85-4-1 replaces FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account. The cumulative effect of this accounting change increased our net income for the nine months ended November 30, 2006, by $281,070, net of provision for income tax of $176,000.

In accordance with FSP FTB 85-4-1, we estimate our premium obligation for the policies in which we own for investment purposes to be $228,562 over the next five years.

(8)  SALE OF AIRCRAFT FROM SUBSIDIARY TO RELATED PARTY

In June 2007, we purchased an aircraft and formed a wholly owned subsidiary, EZ Flight, LLC, to hold title to and operate the aircraft as well as hanger facilities for such aircraft. After purchasing the aircraft, however, we determined that the accounting treatment would be more favorable and our internal controls would be more transparent and easier to administer if we did not own the aircraft, but had access and would reimburse the owner for the costs of our use. Our Chairman has purchased the aircraft for the same price we paid and will permit us to use the aircraft at our convenience. For our use, we pay the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F). We lease the subsidiary’s hanger space to our Chairman at a commercially reasonable rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Condensed Financial Statements.

We provide the following discussion to assist in understanding of our financial position as of November 30, 2007, and results of operations for the three months and nine months ended November 30, 2007 and 2006. As you read this discussion, refer to our Consolidated Condensed Statements of Income and our Consolidated Condensed Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements. We presume that readers have read or have access to our Annual Report on Form 10-KSB for fiscal 2007. The Notes to the Consolidated Condensed Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

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

We must evaluate property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. For the nine months ended November 30, 2007, we had recognized no impairment.

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

We account for any stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. We base expected volatility upon the historical volatility of our stock, since in the absence of sufficient volumes of traded options for our stock, we are unable to calculate reliably the implied volatility of our stock. The expected life of options is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Consolidated Condensed Statement of Operations is based on awards ultimately expected to vest, the amount of expense should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Since no employee options were granted, modified or settled during the three months or nine months ended November 30, 2006 or 2007, there was no stock-based compensation expense included in net income for such periods.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The adoption of FIN 48 at March 1, 2007, did not have a material effect on the Company’s financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We believe that SFAS No. 157 will not have a significant impact on its financial statements.

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

We are a financial services company, providing purchasing services for life settlements to our client base. We do this by matching life settlors with purchasers. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. In order to meet market demand and maximize our value to our clients, we have made significant investment in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 50,000 purchaser transactions associated with the purchase of over 5,800 policies totaling over $935,000,000 in face value. We believe our experience, infrastructure and intellectual capital gives us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for the three months and nine months ended November 30, 2007 and 2006:

	Period Ended November 30, 2007		Period Ended November 30, 2006
	Three Months	Nine Months	Three Months	Nine Months
Number of settlements	52	153	60	189
Face value of policies	$125,897,330	$293,303,574	$35,235,000	$95,282,000
Average revenue per settlement	$371,129	$356,365	$121,982	$106,203
Net revenues derived*	$9,874,000	$27,372,000	$3,144,000	$7,650,000

*      The revenues derived are exclusive of referring brokerage and referral fees.

We have increased our efforts to market our services to institutional investors and have been successful in attracting institutional clients. We will continue these marketing efforts to institutions and seek to develop services and lines of business specifically tailored for the needs of institutional investors.

Comparison of the Three Months Ended November 30, 2007 and 2006

We reported net income of $5,215,695 for the three months ended November 30, 2007 (hereafter “the Third Quarter of this year”), compared to net income of $847,606 for the three months ended November 30, 2006 (hereafter “the Third Quarter of last year”). Our stronger net income resulted primarily from: (i) a 164% increase in revenues and (ii) an 19% increase in our gross margin from 43% in the Third Quarter of last year to 51% in the Third Quarter of this year. While the number of settlements transacted during the period decreased from 60 to 52, the average revenue per settlement increased by 204% and total revenues net of brokerage fees increased by 214%.

Revenues - Revenues increased by $11,979,817 or 164% from $7,318,909 in the Third Quarter of last year to $19,298,726 in the Third Quarter of this year. This increase was due primarily to a 257% increase in our total business volume (i.e. the total face value of all settlements transacted by us during a period) from $35,235,000 in the Third Quarter of last year to $125,897,330 in the Third Quarter of this year reflecting a continuing market trend of both supply and demand toward policies with larger face values. This resulted in a 204% increase in the average revenue per settlement and a 214% increase in our net revenues.

We believe the continuing increase in demand for our services during this period results primarily from an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments. Returns on life settlements are linked to the lives of the insureds and the financial stability of life insurance companies. As such, life settlements function independently from traditional equity and debt markets and commodity investments and are unaffected by credit concerns or the recent losses arising from the subprime mortgage business. Likewise, because our business model is based on assets that are uncorrelated to the stock or credit markets, our revenues and net income are not adversely affected by turbulence in the credit markets compared with other companies in the financial services sector. As the oldest and one of the largest providers of life settlements, we benefit from these trends in the investing community.

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

We continue to develop and expand our client base in both domestic and international markets by emphasizing the inherent diversification and investment value of life settlements, whose performance is not correlated with the performance of equity or bond markets. On September 4, 2007, we announced that we had signed an agreement to originate life settlements for a special purpose entity that has funding committed by WestLB, AG, a major international financial institution. WestLB, AG is not affiliated with Life Partners and the committed facility imposes no debt or other material contractual obligations on Life Partners. Our traditional accredited investor client business model has been unaffected by the addition of the new institutional relationship and that earnings from the new agreement are in addition to our previous earnings projections. We completed a number of transactions under this new relationship during the period and expect earnings from this relationship to increase during the remainder of this current fiscal year and into the following fiscal year.

During this quarter, virtually all of our business was attributable to domestic purchasers. Although we previously announced that we expected business from a life settlement fund based in St. Vincent to begin in the third quarter, we have been advised by the fund managers that, due to administrative delays and the Christmas holidays, we should now anticipate business from this institutional purchaser to begin in the fourth quarter of this fiscal year.

Brokerage and Referral Fees - Brokerage and referral fees increased 126% or $5,250,396 from $4,174,475 in the Third Quarter of last year to $9,424,871 in the Third Quarter of this year. However, our cost of revenues as a percentage of revenues decreased by 14% from 57% in the Third Quarter of last year to 49% in the Third Quarter of this year. This decrease in cost of revenues as a percentage of revenues is attributable primarily to a relative reduction in brokerage fees. We believe the New York Attorney General’s lawsuit against our principal competitor has sparked a trend toward more complete fee disclosures by brokers to sellers resulting in lower brokerage fees. In addition, market forces and our business model have enabled us to increase our gross margin from 43% in the Third Quarter of last year to 51% in the Third Quarter of this year. In the Third Quarter of this year, broker referrals accounted for 99% of the total face value of policies transacted compared with 67% of the policies presented in the Third Quarter of last year. Broker referrals represented 84% of the number of policies presented with the balance represented by policies presented directly. Directly presented policies tend to have a much smaller face amount than brokered policies and thus make up a smaller percentage of the total face value of policies transacted. Policies presented from three brokers constituted 86% of the total face value of all completed transactions during the Third Quarter of this year compared with 70% of the total face value of all completed policies being presented by three brokers during the Third Quarter of last year.

Expenses - General and administrative expense increased by 23% or $408,140 from $1,760,165 in the Third Quarter of last year to $2,168,305 in the Third Quarter of this year due primarily to an increase in salaries and bonuses. Because of the trend toward higher face value policies and our substantial investment in proprietary software and processing procedures, we are able to substantially increase both our volume as well as our margins without a similar increase in our general and administrative expenses. Other income and expenses increased substantially from $20,055 in the Third Quarter of last year to $237,515 primarily due to an increase of 150% or $312,043 in interest and other income from $208,592 in the Third Quarter of last year to $520,635 in the Third Quarter of this year.

While we have no obligation to do so, we have advanced premiums as an accommodation on certain pre-1998 viatical settlements. We are generally reimbursed for these advances out of the proceeds paid when the viator dies. We record the policy advances as an expense when they are made and treat the reimbursements as a reduction in this expense. During the three months ended November 30, 2007 and 2006, we made premium advances of $355,610 and $250,458, respectively, and were reimbursed $123,679 and $137,129, respectively. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive, but believe the expense will diminish as the number of these policies decreases.

Income Taxes - Income tax expense increased by $2,341,765 from $401,765 in the Third Quarter of last year to $2,743,530 in the Third Quarter of this year. The increase was due primarily to a $6,709,854 increase in income before income taxes.

Comparison of the Nine Months Ended November 30, 2007 and 2006

We reported revenue of $54,523,811 and net income of $14,280,752 for the nine months ended November 30, 2007 (hereafter “the First Nine Months of this year”), compared to revenue of $20,072,315 and net income of $1,542,341 for the nine months ended November 30, 2006 (hereafter the First Nine Months of last year”). Our stronger net income resulted primarily from: (i) a 172% increase in revenues and (ii) an 32% increase in our gross margin from 38% in the First Nine Months of last year to 50% in the First Nine Months of this year. While the number of settlements transacted during the period decreased from 189 to 153, the average revenue per settlement increased by 236% and total revenues net of brokerage fees increased by 258%.

Revenues - Revenues increased by $34,451,496 or 172% from $20,072,315 in 2006 to $54,523,811 in 2007. This increase was due primarily to a 76% increase in our total business volume (i.e. the total face value of all settlements transacted by us during a period) from $95,282,000 in 2006 to $293,303,574 in 2007 reflecting a continuation of the trend toward policies with higher face values. This resulted in a 236% increase in our average revenue per settlement and a 258% increase in our net revenues.

Brokerage and Referral Fees - Brokerage and referral fees increased 119% or $14,728,561 from $12,422,783 in 2006 to $27,151,344 in 2007. However, as a percentage of revenues, brokerage and referral fees decreased from 62% in the first nine months of 2006 to 50% in the first nine months of 2007. This increase is due primarily to a trend toward greater demand for larger face value policies among both our institutional and non-institutional clients. As explained above, our brokerage and referral fees generally increase as our total business volume increases, but the decrease in cost of revenues as a percentage of revenues is attributable primarily to a relative reduction in brokerage fees and, to a lesser extent, efficiencies in our business model, which have enabled us to increase our gross profit margin.

Expenses - General and administrative expense increased by 26% or $1,234,218 from $4,770,846 in the First Nine Months of last year to $6,005,064 in the First Nine Months of this year due primarily to an increase in salaries and bonuses. Because of the trend toward higher face value policies and our substantial investment in proprietary software and processing procedures, we are able to substantially increase both our volume as well as our margins without a similar increase in our general and administrative expenses. Other income and expenses increased substantially from a loss of $769,751 in the First Nine Months of last year to a gain of $647,057 primarily due to the elimination of a $663,344 loss associated with the formation of an investment partnership in 2006 and an increase of 98% or $668,489 in interest and other income from $683,649 in the First Nine Months of last year to $1,352,138 in the First Nine Months of this year.

While we have no obligation to do so, we have advanced premiums as an accommodation on certain pre-1998 viatical settlements. We are generally reimbursed for these advances out of the proceeds paid when the viator dies. We record the policy advances as an expense when they are made and treat the reimbursements as a reduction in this expense. During the nine months ended November 30, 2007 and 2006, we made premium advances of $1,056,264 and $870,600, respectively, and were reimbursed $474,560 and $265,408 respectively. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive, but believe the expense will diminish as the number of these policies decreases.

Income Taxes - Income tax expense increased substantially by $6,868,090 from $398,765 in the First Nine Months of last year to $7,266,855 in the First Nine Months of this year. The increase was due primarily to a $19,887,571 increase in income before income taxes.

Contractual Obligations

The following table summarizes the Company’s outstanding contractual obligations as of November 30, 2007:

	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Note payable*	$442,277	$442,277	$-	$-	$-

Short-term debt	862,280	862,280	-	-	-

Long-term debt	1,237,469	92,607	202,599	228,221	714,042

Lease commitments	121,500	32,400	64,800	24,300	-

Total	$2,663,526	$1,429,564	$267,399	$252,521	$714,042
_______________
*      This reflects a portion of a $2.4 million line of credit. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the First Nine Months of this year were $5,030,734. The cash flows from operating activities resulted primarily from net income of $14,280,752 offset by an $11,740,520 increase in accounts receivable. The increase in accounts receivable reflect transactions completed, but not closed during the period and most of which are completely paid within four to six weeks after the end of the period. These increases were partially offset by increases in accounts payable and income taxes payable.

Investing Activities - Net cash flow used in investing activities was $4,405,326 during the First Nine Months of this year, resulting primarily from the investment of $1,737,705 in income funds and $2,067,051 for the purchase of property and equipment. This amount includes the purchase of an office building adjacent to our headquarters, which was required for expansion of our operations, and the purchase of a Lear 25D aircraft. After purchasing the aircraft, we determined that the accounting treatment would be more favorable and our internal controls would be more transparent and easier to administer if we did not own the aircraft, but had access to it and would reimburse the owner for the costs of our use. Our Chairman has purchased the aircraft for the same price we paid and will permit us to use the aircraft at our convenience. For our use, we pay the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F). We lease the subsidiary’s hanger space to our Chairman at a commercially reasonable rate.

Financing Activities - We used $877,495 of net cash in financing activities during the First Nine Months of this year, primarily for the payment of dividends of $1,985,043 offset by a net increase in cash from debt activity, cash received from stock option exercises and an increase in dividends payable totaling $1,107,548.

Working Capital and Capital Availability - As of November 30, 2007, we had working capital of $14,161,546. To facilitate the purchase of policies for our own account and for short-term cash flow management and operating capital requirements, we maintain a credit line. The credit line is secured by our cash and securities on deposit. As of November 30, 2007, the line of credit carried an interest rate at New York prime and had a borrowing base of $2.4 million. We had an outstanding balance of $442,277 as of November 30, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 3, 2007, the United States Supreme Court denied our writ of certiorari to have our cased entitled Life Partners, Inc. et al v. Morrison, et al (4th Cir., Docket #06-1370) reviewed. The result of the denial is that states in the Fourth Circuit, such as Virginia, may require that we qualify to do business in Virginia as a precondition to transacting life settlements with Virginia residents. Now that this point of law has been resolved, we are currently working with regulators in the state of Virginia to resolve any outstanding issues of non-compliance. We do not expect the resolution of this legal action to exceed the normal costs of compliance.

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

On May 29, 2007, the Securities Commissioner for the State of Colorado filed an action against Life Partners, Inc. and its President, Life Partners Holdings, Inc. and its Chairman, as well as several other unaffiliated individuals alleging violations of the Colorado Securities Act in connection with certain life settlements transacted through our subsidiary, Life Partners, Inc. The Commissioner obtained a temporary restraining order against Life Partners, Inc. and Life Partners Holdings, Inc. and is seeking restitution, disgorgement and other equitable relief as well as damages, rescission, interest, costs and reasonable attorney’s fees. This action is styled Fred J. Joseph v. Life Partners, Inc. et al., Case No. 07CV5218 in the District Court for the City and County of Denver, Colorado. This case is in its infancy with not all parties having answered or been served. There are no currently pending motions and no discovery has been initiated. We intend to vigorously defend ourselves in this matter and we believe we have substantial legal arguments that support our position.

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

On September 17, 2007, we were served with a summons in a civil action by Maxim Group, LLC in a case styled Maxim Group, LLC v. Life Partner (sic) Holdings, Inc., Case Number 07 CIV 8099 in the United States District Court for the Southern District of New York. Plaintiff is an investment banking, securities and investment management firm that is registered as a broker-dealer with the U.S. Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority (formerly the NASD). It claims that we entered into an investment banking contract with it in 2004 under which we agreed to issue a warrant for 100,000 shares of our common stock to Plaintiff exercisable at any time during a five-year period commencing on the date of the contract at an exercise price of $7.00 per share. Plaintiff did no work under the contract, and we dispute the validity and enforceability of the contract as well as Plaintiff’s claims thereunder. This case is in its infancy and no discovery has been initiated. We intend to vigorously defend ourselves in this matter.

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

ITEM 5. OTHER INFORMATION

As of the filing date of this report, Brian D. Pardo, our Chairman and Chief Executive Officer, is also performing the functions of the principal financial officer while Nina Piper, our Chief Financial Officer, has been out due to a medical leave of absence. Until Ms. Piper returns or her replacement is found, Mr. Pardo will continue to perform the functions as principal financial officer.

ITEM 6. EXHIBITS

31.1     Section 302 Certification

32.1     Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    January 14, 2008

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer (Signing on behalf of the registrant and as principal executive and financial officer)

EXHIBIT INDEX
DESCRIPTION OF EXHIBITS

Number	Description	Page

31	Rule 13a-14(a) Certification	26
32	Section 1350 Certification	27