Form 10-K
period 2008-02-29
LIFE PARTNERS HOLDINGS INC
filed 2008-05-15
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”)
For the fiscal year ended: February 29, 2008

Commission File Number: 0-7900

LIFE PARTNERS HOLDINGS, INC.
(Name of registrant in its charter)
Texas (State of incorporation)	74-2962475 (I.R.S. Employer ID no.)
204 Woodhew Waco, Texas (Address of Principal Executive Offices)	76712 (Zip Code)

Registrant’s telephone number, including area code: 254-751-7797

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock (par value $0.01 per share)
(Title of Class)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of November 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $204,905,239, based on the last reported sale price of $35.30 on that date on NASDAQ. Shares held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This standard for determining affiliate status is not necessarily the appropriate standard for other purposes.

Shares of Common Stock, $.01 par value, outstanding as of May 1, 2008: 12,019,483

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part II, Item 5 and Part III of this report.

2008 Form 10-K Annual Report

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-K concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-K, particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

The Secondary Market for Life Insurance Policies. LPI was incorporated in 1991 and has conducted business under the registered service mark “Life Partners” since 1992. Our operating revenues are derived from fees for facilitating life settlement transactions. Life settlement transactions involve the sale of an existing life insurance policy to another party. By selling the policy, the policyholder receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the insured dies.

We are a financial services company, providing purchasing services for life settlements to our client base. We do this by matching life settlors with purchasers. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. In order to meet market demand and maximize our value to our clients, we have made significant investment in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 50,000 purchaser transactions involving over 5,700 policies totaling over $1 billion in face value. We believe our experience, infrastructure and intellectual capital gives us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

We match life settlors with purchasers. We act as agent for settlement purchasers, for whom we identify and qualify policies. We locate potential life settlors through a network of brokers, insurance, financial and estate planning professionals, through personal referrals and through Internet and print media advertising. Brokers are typically compensated based on a percentage of the face value of the policy sold, which is paid upon the closing of a settlement. Estate planning professionals and financial planners typically operate on a fee-for-service basis, which is paid directly by their client. We have long-term relationships with most of the country's life settlement brokers and believe that these brokers adhere to applicable regulatory requirements when conducting their business. In the fiscal year ended February 29, 2008, broker referrals accounted for 99% of the total face value of policies transacted, compared to 94% in fiscal 2007. Policies presented from four brokers constituted 81% of the total face value of all completed transactions presented by brokers during fiscal 2008. This compares to a concentration of 73% of the total face value of all completed transactions from only two brokers in fiscal 2007. We believe this reduction in concentration as well as the addition of a number of new brokers indicates a reduction in concentration of market share among brokers.

We categorize our purchasers of life settlements as institutional or retail. Institutional purchasers are typically investment funds designed to acquire and hold life settlements. These funds are often affiliated with large investment firms. We have acted as the funds’ purchasing agent. We may sponsor funds ourselves. Institutional purchasers are a growing part of our purchaser base reflecting the increasing acceptance of life settlements within the financial community. Most of our earlier purchasers were high net worth individuals, which we refer to as retail purchasers. Our retail purchasers generally come to us through a network of financial planners, whom we call licensees. We develop this network through referrals and have long-standing relationships with most of the financial planners. Although these financial planners can be compensated through fee-based consultations paid by the purchaser, we compensate most of the financial planners based on the amount invested. The compensation of financial planners is paid in cash generally upon the closing date of the transaction.

To purchase a life settlement, a prospective retail purchaser typically submits a purchaser application containing personal information such as the purchaser’s name and address as well as affirmative representations establishing the purchaser as financially sophisticated. A purchaser will also submit an agency agreement and special power of attorney, which appoints us as a limited agent of the purchaser to act on his or her behalf in purchasing a life settlement. Unless specifically waived by a purchaser, the agency agreement limits our authority to policies issued by an insurance carrier having an A.M. Best rating of B+ or better and to policies beyond their contestable period (generally two years or older). While in the past most insureds have had a life expectancy of 60 months or less, we have expanded this market to include insureds with life expectancies of up to 10 years or more depending on the purchasing parameters of each client. As we identify and qualify policies fitting generally within the purchasing parameters of our clients, we distribute insurance and current medical status information on these policies (with the insured’s name and other identifying information redacted) throughout our financial planner network. We also make available to each financial planner standard disclosures discussing the nature and risks of making a life settlement purchase. Purchasers can then, in consultation with their financial planner or other professionals, select one or more policies, specify the portion of the policy or policies to be purchased and submit a reservation form either electronically or by fax. To diversify their positions, retail purchasers generally buy fractional interests in one or more policies and not an entire policy, while institutional purchasers tend to purchase entire policies. At the same time, purchasers mail or wire the acquisition price to the escrow agent and mail or fax a policy funding agreement to us. The policy funding agreement identifies the policy or policies to be purchased, the acquisition price, the administrative services provided, and the escrow arrangements for receipt and disbursement of funds. In essence, we act upon the instructions of the purchasers as their purchasing agent.

For the protection of the seller’s ownership interest and the purchaser’s monetary interest, all transactions are closed through an independent escrow agent. The escrow agent will close a purchase when it receives from purchasers executed policy funding agreements and the acquisition price for a policy, verifies that the policy is in full force and effect and that no security interest has attached to the policy, and receives a transfer of policy ownership form acknowledged by the insurance company. The escrow agent then pays the seller the offer price (net of fees and costs). We send confirmation of the transaction to the purchaser as well as a copy of the assignment documents.

After closing the transaction, we generally hold title to the policy as nominee for the purchaser. Responsibility for policy premium costs passes to the purchaser, who typically funds the premium costs through deposits with the escrow agent. We strictly maintain the confidentiality of a life settlor’s personal information in accordance with regulations promulgated by the Texas Department of Insurance. A purchaser will receive evidence of the transfer of ownership of the policy (which identifies the insured), but will not receive contact information for the insured, which is available only to licensed life settlement companies like Life Partners. We monitor the insured’s health status and notify the escrow agent upon the insured’s death. We also notify purchasers in instances in which the premium escrow account has been exhausted so that the purchaser can replenish the account to keep the policy from lapsing.

We pioneered the foregoing transaction design and, since our formation, we have participated in the purchase of life settlement transactions totaling over $1 billion in face value.

The Life Settlement Market and Competition. Life settlements provide a secondary market for existing life insurance policies that the owner no longer needs or wants and that insure a person whose life expectancy can be reasonably estimated. Over the past few years, the market for life settlements has grown substantially from both the demand and the supply sides of the transaction with an increase in the average face amount of policies presented for sale. The larger amount of capital required to meet the higher acquisition costs of the average life settlement has led us to develop relationships with institutional purchasers in addition to expanding our base of retail clients and increasing the minimum investment amount. We have devoted substantial marketing and client development resources to attracting both individual and institutional purchasers domestically and abroad, both directly and through their advisors. The number of retail purchasers and the amount of their average investment have increased substantially providing us with a significant market advantage by enabling us to reach the diversification goals of our clients as well as giving us greater flexibility in purchasing policies. We have also experienced success in attracting institutional clients and believe that we shall continue to attract institutional clients as we devote more time and resources into cultivating relationships with them.

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

We believe that the total face value of life settlement transactions completed during 2008 was about $7 billion in face amount, which gives us a market share of approximately six percent, which is double our market share of approximately three percent last year. This estimate is only an approximation, since precise market data is not available publicly and thus our competition is difficult to quantify. We are the only publicly held company operating exclusively in this market. Some competitors file publicly available transaction activity with state insurance commissions. Not every company may report its transactions, however, and the accuracy of the information relies on the veracity of the filings made by each company. In 2007, Conning Research & Consulting, Inc. in its report entitled “Life Settlement Market: Increasing Capital and Investor Demand 2007” estimated the face value of policies purchased in 2007 to be approximately $7.02 billion. Conning had estimated the 2006 market to be from $5 billion to $6 billion. Our estimate of 2007 market activity is based in part on the 2007 Conning report data as well as on reported transactions and known transaction volumes with allowance for unreported data and multiple reports of the same transaction.

While the overall life settlement market has grown in size and the number of market participants appears to have grown, we believe the market has become more fractured among market participants. In earlier years, the market appeared to be dominated by one competitor, which had up to 40% of the market. Due to regulatory problems, this competitor’s position declined to the benefit of us and other competitors. We believe that our four largest industry competitors currently have about 40% of the market, but that none of them have more than 15%. The remaining 60% of the market is divided among approximately 30 other market participants. Unlike some of our competitors, which may have more restrictive purchasing parameters or a single provider of investment capital, we have developed markets for all types of life expectancies in order to accommodate the investment goals of our clients as well as the individual circumstances of the policies presented to us. We believe this diversified capital business model makes us more competitive in the market and provides us with greater flexibility. We also believe that this model provides a stronger platform for our sustainable growth as a company. Markets are segmented by length of life expectancy and policy face value. The amount of competition in these markets varies according to the demand for such policies.

We believe the life settlement market in general will continue to increase substantially during the next year due to a number of factors. First, market demand from purchasers remains strong for these transactions. The competition for policies has increased, indicating that there is an increased awareness among the financial markets in general of the value of life settlements as an investment vehicle. Continued general economic uncertainty has led many purchasers to seek alternative investment strategies that diversify their portfolios and avoid economically sensitive investments. Life settlements provide diversification and produce returns that are not correlated to stock and bond market fluctuations or increasing commodity prices. We believe that interest from both retail and institutional purchasers will continue to grow steadily throughout the next fiscal year.

A second contributing factor to the increase in the life settlement market is the greater supply of higher face value policies. We believe there is a growing awareness of the secondary market for insurance policies among potential sellers, especially for those with higher face value policies. This growing awareness has resulted in an expansion of the supply of eligible policies, especially policies with higher face values. We believe much of our increased business is due to the greater supply of higher face value policies, and we believe this trend will continue. We expect to increase our market share by growing our client base and utilizing our substantial intellectual capital and infrastructure to provide superior value to both policyholders and our clients. Among our core competencies is the ability to process and close transactions quickly and more efficiently than our competitors. We believe our ability to deploy our assets into the market in this manner will enable us to continue to increase our market share.

Although a life settlement transaction places no burden on an insurance company other than to honor its contract, life settlements are disfavored by insurance companies because they adversely affect their profitability by keeping policies in force that would otherwise have lapsed. According to a December 2006 article in the New York Times, insurance companies in 2005 reduced their financial exposure by $1.1 trillion when 19.8 million policyholders stopped paying premiums, citing data from the Insurance Information Institute*. Thus, the windfall profits earned by life insurance companies from policies that lapse are readily apparent.

Data from the American Council of Life Insurers shows that the voluntary termination rates for individual policies has dropped steadily from 6.6% in 2002 to 4.9% in 2006. Because the decline in the lapse rate coincides with the increasing number of reported life settlement transactions, we believe this indicates that more policyholders are choosing to sell their policies in life settlement transactions rather than voluntarily terminating these policies. We also believe this corroborates predictions that the life settlement market will continue to grow in size as these transactions become more familiar to policyholders.

Access to capital, the insurance industry’s addition of pre-death cash benefits, law enforcement pressure on companies operating illegally, and increasing government regulation have contributed to a stabilization in the number and sophistication of life settlement companies, both those purchasing for their own accounts and those, like us, who act as agents for our clients. We estimate the number of life settlement companies actively purchasing for their own account or as agents for purchasers has grown to approximately 35 and the number of brokers to be approximately 40 with the majority of policies being presented by fewer than five brokers. While we believe we are one of the larger life settlement companies (based on face value of policies settled), competition within the life settlement market is active among the few companies in this sector and we will continue to experience competition for qualified policies to purchase. This competition will have an effect on the prices we pay for policies, the amount of brokerage and referral fees we pay, and the prices we set for the acquisition of policies. We believe the overall market for life settlements will increase as more seniors become aware of their option to liquidate an unwanted policy through a life settlement. In light of our experience in the market and our estimates concerning competition and supply and demand for policies, we believe our total business volume for life settlements will be approximately $600 million in face value for fiscal 2009, which is a 45% increase over our total business volume of $415 million in fiscal 2008. This estimate is projected, in part, on the total face value of settlements we have already experienced during this fiscal year as well as the 174% increase in total business volume between fiscal 2007 and fiscal 2008.

* Duhigg, Charles, “Late in Life, Finding a Bonanza in Life Insurance,” New York Times, December 17, 2006

The following table shows the number of life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for our last three fiscal years:

	2006	2007	2008
Number of settlements	259	220	200
Face value of policies	$87,275,000	$151,397,000	$415,293,000
Average revenue per settlement	$77,543	$135,433	$356,891
Total net revenues derived (1)	$8,485,000	$12,231.000	$36,823,000

(1)	The revenues derived are exclusive of brokerage and referral fees.

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

Licensing. Many states require the licensing of life settlement brokers and providers, mandate disclosures to sellers or purchasers or both, require periodic reporting requirements, and set forth prohibited business practices. We are licensed as a viatical and life settlement company by the Texas Department of Insurance. Under the Texas requirements, we must file our transaction documents with the state for approval, make certain disclosures to insureds and sellers, offer a 15-day right of rescission to the seller, file certain annual reports with the state, and abstain from unfair business practices. Because all of our transactions are completed in Texas, the Department of Insurance has jurisdiction to investigate complaints from any insured or seller, irrespective of the state in which that insured or seller lives. Consequently, we believe Texas has exclusive regulatory authority and offers protection to all insureds or policyholders (including those living in states that have no licensing requirement). Other states may assert regulatory jurisdiction, however, and to moderate the risk of adverse legal outcomes, we have begun licensing in certain states that are important to our business model and where exemptions from licensing requirements might be questionable. We currently also hold a life settlement license in the following states: Maryland, North Carolina, Oklahoma, Pennsylvania and Tennessee. In addition, we also have license applications pending in New Jersey, Ohio Connecticut and Virginia. Many important states have clearly identified exemptions from insurance licensing requirements, which permit our doing business without significant regulatory effects. Information about us is available through the Texas Department of Insurance or on its website at: https://apps.tdi.state.tx.us/pcci/pcci_show_profile.jsp?tdiNum=8967842&companyName=Life%20Partners,%20Inc.&sysTypeCode=PA

Securities Regulations. Some states and the Securities and Exchange Commission have attempted to treat life settlements as securities under federal or state securities laws. We have structured our settlements to reduce the risk that they would be treated as securities under state or federal law, and, to date, no state or federal regulatory body or private litigant has successfully asserted that our settlements are securities. We have faced such claims, however, most recently from state securities regulators in Utah and Colorado. See Item 3. Legal Proceedings below. These proceedings reflect the somewhat unsettled legal foundations of the life settlement industry. We have vigorously contested these proceedings not so much because of the financial impact of avoiding these particular states, which would not have a material adverse effect on our business, but to protect our business model from the more widespread encroachment of regulatory treatments that we believe are unfair or improper.

We believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry. As a practical matter, the widespread application of securities laws would burden us and other life settlement companies in marketing settlements with little or no benefit to purchasers. Each of our purchasers has represented themselves to be financially sophisticated, high net worth individuals or institutions, which have little need for the protections afforded by the securities laws. At this point, due to the manner in which we structure our settlements and the availability, in some instances, of exceptions and exemptions under securities laws, such laws have not limited our business model to a significant extent. But we cannot give assurance that our business would not be materially and adversely impacted by securities-based regulation.

Insurance Regulation. As a life settlement company, we facilitate the transfer of ownership in life insurance policies, but do not participate in the issuance of policies. As such, we are not required to be licensed as an insurance company or insurance broker. We do deal, however, with insurance companies and professionals in our business and are indirectly affected by the regulations covering them. The insurance industry is highly regulated, and these regulations affect us in numerous ways. We must understand the regulations as they apply to policy terms and provisions and the entitlement to, and collectibility of, policy benefits. We rely upon the protections against fraudulent conduct that these regulations offer and we rely upon the licensing of companies and individuals with whom we do business.

Employees

As of February 29, 2008, we had 40 direct employees, none of whom are represented by a labor union, as well as almost 3,000 licensees who act as independent contractors and refer clients to us for the purchase of life settlements. We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory.

More about Life Partners

Our executive offices are located at 204 Woodhew, Waco, Texas 76712 and our telephone number is 254-751-7797. Our corporate information website is www.lphi.com. We make available without charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports shortly after we file these reports with the SEC. Our informational website for insureds and policyholders is www.lifepartnersinc.com.

Item 1A. Risk Factors

In addition to other information in this annual report on Form 10-K and in the documents we are incorporating by reference, the following risk factors should be carefully considered in evaluating us and our business. Such factors significantly affect or could significantly affect our business, operating results or financial condition. This annual report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this annual report on Form 10-K.

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

Our Success Depends on Maintaining Relationships Within Our Referral Networks

We rely primarily upon brokers to refer potential sellers of policies to us and upon financial professionals, known as licensees, to refer retail purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with the brokers or financial planners, and they are free to do business with our competitors. In addition, the pool of brokers and referring financial planners is relatively small, which can increase our reliance on our existing relationships and impair attempts to reduce brokerage fees. During fiscal 2008, four brokers accounted for 81% of the total face amount of policies we purchased. Our network of licensees is much broader, but no less important. Our ability to build and maintain relationships with our licensees will depend upon our closing rates, the value we bring to our retail clients and the level of compensation we pay to the referring professional. The compensation paid to the referring professional will affect the offer price to the seller and the compensation we receive. We must balance these interests successfully to build our referring network and attain greater profitability.

Our Purchasers Depend on Our Ability to Predict Life Expectancies and Set Appropriate Prices; If Our Investment Returns Are Not Competitive, We May Lose Purchasers

A purchaser’s investment return from a life settlement depends on three factors: the difference between the policy face amount and purchaser’s cost basis (consisting of the acquisition cost and premiums paid to maintain the policy), the length of the holding period, and the demise of the insured. We price settlements based on the policy face amount, the anticipated life expectancy of an insured and policy maintenance costs. Life expectancies are generally estimated from standard medical and actuarial data based on the historical experiences of similarly situated persons. The data is necessarily based on averages involving mortality and morbidity statistics. The outcome of a single settlement may vary significantly from the statistical average. It is impossible to predict any one insured’s life expectancy exactly. To mitigate the risk that an insured will outlive his or her predicted life expectancy, we price life settlements to yield competitive returns even if this life expectancy prediction is exceeded. In addition, life settlement purchasers must be able to bear a non-liquid investment for an indeterminate period.

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

Government Regulation Could Negatively Impact Our Business

We are licensed and regulated by the Texas Department of Insurance as a viatical and life settlement company and hold licenses as a life settlement provider in other states as well. State laws requiring the licensing of life settlement providers govern many aspects of our conduct, operations, advertising and disclosures. The laws may vary from state to state, however, and our activities and those of brokers with whom we do business can be affected by changes in these laws or different interpretations of these laws. In addition, some states and the Securities and Exchange Commission treat life settlements as securities under state and federal securities laws. Because of legal precedent relating to our settlements and the possible availability of exceptions or exemptions under the securities laws, we do not believe that the application of securities laws will have a material adverse effect on our operations, but cannot assure you that securities regulators or private individuals will not attempt to apply the securities laws to our settlements or that such attempts would not have a material adverse effect on our business. Further, changes in laws or governmental regulation could affect our brokers or clients, which could have a material adverse effect on our business.

We Are Operating in Evolving Markets that May Be Volatile

We are operating in the life settlement market, which is a relatively new market within the financial services sector. Although it has grown exponentially in the past few years, how and to what extent it will continue to develop is uncertain. Because we are the only substantial publicly reporting company in this industry, measuring the market is difficult. In 2007, Conning Research & Consulting, Inc. estimated the life settlement market to be approximately $7.02 billion in face value in 2007. Based on our market experience and industry analysis, we believe this estimate is reasonable. As more insureds become aware of life settlements as a financial planning option, we expect the size of the market to grow substantially. While we have demonstrated our ability to originate, underwrite and place life settlements with our retail purchasers, any dramatic growth will depend heavily upon the entry of institutional purchasers and the increase in presentations of policies with face values in excess of $5 million. Whether we can maintain markets for such policies will depend on our ability to attract more institutional and accredited investors and convince these purchasers that we can originate sufficient numbers of qualified policies for purchase and that our policy analysis and pricing practices are sound. Until we attract a sufficient number of institutional clients to provide for consistent and predictable demand in addition to the demand from our retail clients, our financial performance during any period may be materially affected by the entry or departure of one or more of our institutional clients from the market.

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

Our Chairman and Chief Executive Officer Beneficially Owns 51% of Our Common Stock and, as a Result, Can Exercise Significant Influence over Our Company

Mr. Brian D. Pardo, our Chairman and Chief Executive Officer, is defined under SEC regulations as the beneficial owner of approximately 51% of our common stock, largely as the result of exercising voting power by proxy over shares held by The Pardo Family Trust. He will be able to control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. His voting control affects indirectly the process for nominating directors, since theoretically he could nominate and elect directors without board involvement. This concentration of ownership may also have the effect of delaying or preventing a change in control of Life Partners, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Item 1B. Unresolved Staff Comments

We have not received within 180 days or more before February 29, 2008, written comments from the Securities and Exchange Commission regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended, that remain unresolved.

Item 2. Description of Properties

Our corporate offices are located at 204 Woodhew in Waco, Texas. We own 1.068 acres at this location and our offices occupy the entire 12,012 square foot office building, which was built on the lot in 1986. In addition, we purchased an adjacent office building on November 27, 2007, that is approximately the same size as our primary corporate office building. This building was built in 1985. We occupy approximately 3,900 square feet of this building and have leased 8,100 square feet to an unaffiliated entity through July 2009.

Item 3. Legal Proceedings

During the fiscal year ended February 29, 2008, we incurred settlement expenses of $173,954 for the resolution of litigation or potential litigation. A significant portion of this amount was related to litigation involving an alleged breach of contract which we settled to avoid the costs of litigation. Most other settlements involved purchaser claims and relatively minor settlement amounts. In some instances, we have repurchased interests in policies to settle claims. In these cases, only the excess (if any) of the settlement payment over the investment value of the repurchased policy interest is charged to settlement expense. The balance is recorded on our balance sheet as an asset under “Investments in policies” and the cash expenditure is recorded on our cash flow statement under “Purchase of policies for investment purposes and capitalized premiums.” For these types of settlements during fiscal 2008, we recorded $173,954 of settlement expense and $31,751 for purchase of policies for investment purposes.

On December 3, 2007, the United States Supreme Court denied our writ of certiorari to review our case entitled Life Partners, Inc. et al v. Morrison, et al (4th Cir., Docket #06-1370). We had contested the State of Virginia’s right to make us to qualify to do business in Virginia as a precondition to transacting life settlements with Virginia residents. At this point, we are working with regulators in Virginia to resolve any outstanding issues of non-compliance and to obtain a license from the state of Virginia. We expect the resolution of this legal action and the costs of compliance will not exceed $400,000.

On November 29, 2006, we served a declaratory judgment action seeking a judicial ruling that the Commissioner of the Utah Division of Securities applied the Utah Securities Act in an unconstitutional manner when he ordered an administrative show cause hearing to determine whether Life Partners and an independent financial planner violated the Utah Securities Act in connection with certain life settlements transacted through our subsidiary, Life Partners, Inc. The declaratory judgment action is styled Life Partners, Inc. and Life Partners Holdings, Inc. v. R. Wayne Klein, in his official capacity as Director, Division of Securities, Department of Commerce of the State of Utah, U.S. Dist.Ct., D. Utah (Central Div.), Case No. 2:2007cv00508. On April 9, 2008, Life Partners and the Director of the Division of Securities for the State of Utah entered into a settlement agreement under which both the administrative action and our declaratory judgment action were dismissed with prejudice and, subject to the terms of the settlement agreement, each party released the other from any allegations or claims raised in the declaratory judgment action. As a result, this matter is now resolved.

On May 29, 2007, the Securities Commissioner for the State of Colorado filed an action against Life Partners, Inc. and its President, Life Partners Holdings, Inc. and its Chairman, as well as several other unaffiliated individuals alleging violations of the Colorado Securities Act in connection with certain life settlements transacted through our subsidiary, Life Partners, Inc. The Commissioner obtained a temporary restraining order against Life Partners, Inc. and Life Partners Holdings, Inc. and is seeking restitution, disgorgement and other equitable relief as well as damages, rescission, interest, costs and reasonable attorney’s fees. This action is styled Fred J. Joseph v. Life Partners, Inc. et al., Case No. 07CV5218 in the District Court for the City and County of Denver, Colorado. There are no pending motions and no discovery has been initiated, but we expect a trial date in October 2008 unless the matter is disposed of prior to that date. We intend to vigorously defend ourselves in this matter and we believe we have substantial legal arguments that support our position.

On June 9, 2006, a putative class action case entitled Earl Parchia et al. v. Life Partners, Inc., Cause No. 2006-2258-4 was filed against us in the 170th District Court of McLennan County, Texas. Although this action purports to represent a class of persons similarly situated, the Court has not certified this case as a class action. This action alleges breach of contract in connection with advising purchasers of premiums that come due on policies in which the escrow for premiums has been exhausted. The case also alleges that we breached our contract with purchasers by selecting life insurance policies insuring the lives of individuals who were not actually terminally ill. Although we have filed a partial motion for summary judgment and discovery has been authorized, there has been no significant action in this matter since February 29, 2008. We believe there are numerous and substantial legal and factual issues that will prevent this matter from being certified as a class action and that will not support the claims made in this case. We intend to vigorously defend this action, but we cannot predict or guarantee the outcome of the action.

On April 24, 2001, the State of Texas initiated a suit against LPI for alleged violations of the Texas Deceptive Trade Practices Act (DTPA). The suit stems from a contract LPI used with purchasers which had an ambiguous provision which made it unclear who was responsible for paying premiums to keep life insurance policies purchased in force. LPI’s contention was that the purchasers of the policy interests were responsible to pay premiums, as they were the owners of the policies. The State of Texas alleged that this was not the case and that LPI had violated the DTPA by requesting premiums from purchasers. The case was initially filed in Travis County, but was transferred to McLennan County. On May 24, 2006, the trial court ruled for LPI on summary judgment, holding that the contract was ambiguous, and thus LPI did not violate the DTPA by interpreting the contract to mean the purchasers were responsible to pay premiums. On June 9, 2006, the trial court entered a take-nothing judgment against the State because the State lacked standing to bring a DTPA case over an ambiguous provision in a contract. The State appealed this ruling to the 10th Circuit Court of Appeals contending that venue was improper in McLennan County and that the trial court erred in holding the language of the contract was ambiguous. The 10th Circuit Court of Appeals originally ruled that the transfer of venue was improper, but later withdrew that opinion and ruled that the transfer of venue to McLennan County was proper, but that the trial court erred in holding that the language of the contract was ambiguous. Both the State and LPI have appealed issues to the Supreme Court of Texas. LPI appeals the decision of the appellate court on the basis that the question of ambiguity of language was not properly before the court and the court was not in a position to rule on the question of ambiguity of the contract language. The State has appealed the decision of the appellate court that venue was proper in McLennan County and seeks to have venue returned to Travis County. Separate petitions on these issues have been filed before the Texas Supreme Court, but the Texas Supreme Court has not ruled whether or not it will hear either or both of the petitions.

On September 17, 2007, we were served in a civil action by Maxim Group, LLC in a case styled Maxim Group, LLC v. Life Partner (sic) Holdings, Inc., Case Number 07 CIV 8099 in the United States District Court for the Southern District of New York. Plaintiff is an investment banking firm. firm It claims that we entered into an investment banking contract with it in 2004 under which we agreed to issue a warrant for 100,000 shares of our common stock to Plaintiff exercisable at any time during a five-year period commencing on the date of the contract at an exercise price of $7.00 per share. We contend the warrant was consideration for Plaintiff’s services, that Plaintiff never performed, and that we owe nothing. We have filed a motion for summary judgment to dismiss this case, which is pending. We intend to defend ourselves vigorously in this matter.

We are subject to other legal proceedings in the ordinary course of business. When we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated, we reserve for such losses. Except as discussed above: (i) management has not concluded that it is probable that a loss has been incurred in any of our pending litigation; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending litigation; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.

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

PART II

Item 5. Market for Our Common Stock, Related Shareholder Matters and Our Purchases of Equity Securities

Market Information

On April 30, 2008, there were approximately 102 shareholders of record of our Common Stock. Most of our common stock is held beneficially by broker/dealers. We believe that there are approximately 6,354 beneficial owners of shares of our common stock who hold in street name through brokers.

The following table sets forth the high and low closing bid prices per share of our common stock for each full quarterly period during the three most recent fiscal years, as reported by The Nasdaq Stock Market.

	High	Low	Cash Dividends
Year Ended 2/28/06
First Quarter	$7.50	$4.00	$.0500
Second Quarter	$5.21	$3.96	$.0500
Third Quarter	$4.64	$3.21	$.0500
Fourth Quarter	$6.50	$4.60	$.0500

Year Ended 2/28/07
First Quarter	$6.10	$5.31	$.0500
Second Quarter	$5.85	$4.05	$.0500
Third Quarter	$9.92	$5.05	$.0600
Fourth Quarter	$12.00	$9.60	$.0500

Year Ended 2/29/08
First Quarter	$19.12	$10.05	$.0625
Second Quarter	$51.50	$18.36	$.0600
Third Quarter	$52.90	$28.25	$.0700
Fourth Quarter	$35.81	$14.77	$.0600

On May 1, 2008, the last reported sale price of our common stock on The Nasdaq Global Market was $17.21 per share. Our total share volume for April 2008 was 1,121,800 shares compared to 584,200 shares for the same period last year.

Dividends

We paid common stock dividends of $0.2525 per share in fiscal 2008 and $0.21 per share in fiscal 2007. The dividend declared by the Board of Directors has been at least $0.06 per share in each quarter since May 31, 2007 with an additional $0.01 “Christmas Bonus” dividend in the third quarters of fiscal years 2008 and 2007.

Performance Graph

The line graph below compares the cumulative total shareholder return on our Common Stock for the last five fiscal years with cumulative total return on the Russell MicroCap Index and the Nasdaq Financial Index. This graph assumes a $100 investment in each of Life Partners Holdings, Inc., the Russell Microcap Index and the Nasdaq Financial Index at the close of trading on February 28, 2003, and also assumes the reinvestment of all dividends. The points represent fiscal year-end levels based on the last trading day in each fiscal year. Return information is historical and not necessarily indicative of future performance.

	2003	2004	2005	2006	2007	2008
Life Partners	$100	$208	$212	$214	$390	$736
Russell Microcap Index	$100	$184	$190	$221	$286	$193
Nasdaq Financial Index	$100	$144	$147	$172	$181	$148

We selected these indices because they include companies with similar market capitalizations to ours. We believe these are the most appropriate comparisons since we are the only publicly traded company operating exclusively in the life settlement industry and have no comparable industry “peer” group.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Recent Sales of Unregistered Securities

In April 2007, we issued 62,500 shares upon exercise of a stock option at $4.80 per share ($300,000 total). The shares were issued to a single individual in reliance on the exemption afforded by Section 4(2) under the Securities Act and under a similar private offering exemption under the applicable state securities laws.

Securities Authorized for Issuance under Equity Compensation Plans

We have no outstanding options or shares subject to options or other purchase rights authorized, but not outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During Fiscal 2008, we made the following purchases of our Common Stock.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1 to 31, 2008	6,981	$19.56	6,981	993,019
Feb. 1 to 29, 2008	24,963	$17.12	24,963	968,056
Total	31,944	$17.65	31,944	968,056

Item 6. Selected Financial Data

The following table sets forth certain information concerning our consolidated financial condition, operating results, and key operating ratios for the dates and periods indicated. This information does not purport to be complete, and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto.

	Year Ended February 28/29, (millions, except per share information)
	2008	2007	2006	2005	2004
Operating Results
Revenues	$72.6	$29.8	$20.1	$18.7	$15.6
Income from Operations	$28.1	$4.8	$1.9	$4.4	$3.6
Pre-tax Income	$28.7	$4.7	$2.0	$4.0	$3.4
Net Income	$18.8	$3.4	$1.1	$2.7	$2.5
Balance Sheet Data at Fiscal Year End
Current Assets	$25.5	$12.7	$8.0	$7.2	$7.2
Current Liabilities	$8.0	$8.5	$6.0	$3.5	$3.5
Working Capital	$17.5	$4.2	$2.0	$3.7	$3.7
Total Assets	$31.9	$16.6	$12.0	$10.3	$9.0
Total Liabilities	$9.0	$8.9	$6.8	$4.0	$4.0
Shareholder Equity	$22.8	$7.7	$5.2	$6.3	$5.0
Return on Assets	77.4%	23.5%	10.3%	27.8%	31.4%
Return on Equity	123.1%	51.9%	19.9%	47.8%	56.5%
Per Share Data(1)
Earnings Per Share	$1.56	$0.28	$0.10	$0.23	$0.21
Dividends Per Share	$0.2525	$0.2100	$0.2000	$0.2000	$0.14
Financial Ratios
Current Ratio	3.2 : 1	1.5 : 1	1.3 : 1	2.1 : 1	2.0 : 1
Quick Ratio	3.2 : 1	1.5 : 1	1.3 : 1	2.1 : 1	2.0 : 1

(1)	Per share data has been restated for the 2007 stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See Special Note Regarding Forward-Looking Statements for additional factors relating to such statements.

We provide the following discussion to assist in understanding our financial position as of February 29, 2008, and results of operations for the years ended February 29, 2008, February 28, 2007, and February 28, 2006. As you read this discussion, refer to our Consolidated Statements of Income and our Consolidated Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements.

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America. To guide our preparation, we follow accounting policies, some of which represent critical accounting policies as defined by the SEC. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent liabilities, and the reported amounts of income and expenses during the reporting period which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, knowledge of the accounts and other factors that are believed to be reasonable. Because of the nature of the judgments and assumptions made by management, actual results may differ materially from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. Areas affected by our estimates and assumptions are identified below.

We recognize income at the time a settlement closes and the purchaser has obligated itself to make the purchase. We defer $50 per viatical settlement and $100 per life settlement to cover minor monitoring services provided subsequent to the settlement date. We amortize this deferred cost over the anticipated life expectancy of the insureds.

We sometimes advance loans to facilitate a life settlement transaction. These amounts are included in Accounts receivable – trade, and are collected as the life settlement transactions close. All amounts are considered collectible, as we are repaid the advance loan before any of the other parties involved in the transaction receive funds.

For life insurance policies purchased for our own account in fiscal year 2006 and before, we followed Financial Standards Board Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4), which required that we reduce our investment in the policies to the cash surrender value of such policies with any differences between cost and cash surrender value being charged to expense.

On March 27, 2006, FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued, which amends FTB 85-4. The FASB Staff Position states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall re-measure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. FSP FTB 85-4-1 is required to be applied to fiscal years beginning after June 15, 2006. We elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007). We expect to value our investments in life settlement contracts using the investment method. As of February 29, 2008, our investments in life settlements held for our own account were valued at $1,017,201. This change in accounting principle resulted in an increase in the value of life settlements which we hold for our own account of $457,070.

We establish litigation and policy analysis loss reserves based on our best estimates as to the ultimate outcome of contingent liabilities. This reserve analysis is necessary to properly match current expenses to currently recognized revenues and to recognize that there is a certain amount of liability associated with litigation and policy losses. Through this reserve, we recognize the estimated cost to settle pending litigation as an expense. These estimates are reviewed on a quarterly basis and adjusted to management’s best estimate of the anticipated liability on a case-by-case basis. A high degree of judgment is required in determining these estimated reserve amounts since the outcomes are affected by numerous factors, many of which are beyond our control. As a result, there is a risk that the estimates of future litigation and policy analysis loss costs could differ from our currently estimated amounts. Any difference between estimates and actual final outcomes should not have a material impact on our financial statements. We have not experienced any material changes between estimates and actual results in the current or prior periods.

We must make estimates of the collectability of accounts and notes receivable and premium advances. The accounts associated with these areas are critical to recognizing the correct amount of revenue in the proper period. Because of the uncertainty about when policy advances will be collected, we follow the practice of reserving all premium advances at the time such advances are made. When premium advances are repaid, the repayments are netted against premium expense. We have not experienced any material changes in our estimates of collectability versus actual results in the current or prior periods.

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment at February 29, 2008.

We must evaluate the useful lives of our property and equipment to assure that an adequate amount of depreciation is being charged to operations. Useful lives are based generally on specific knowledge of an asset’s life in combination with the Internal Revenue Service rules and guidelines for depreciable lives for specific types of assets.

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

New Accounting Pronouncements

On March 27, 2006, FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued. See Critical Accounting Estimates, Assumptions and Policies above.

Other recent accounting pronouncements have been issued including FASB Statements No. 123(R), 155, 156, 157, 158 and 159, FIN 48 and SAB 108. For a discussion of these pronouncements, refer to Footnote 3 to the Consolidated Financial Statements.

Life Partners

We are the world's oldest and only publicly traded company operating exclusively in the life settlement industry. Our revenues are primarily derived from fees associated with facilitating life settlement transactions.

Comparison of Years Ended February 29, 2008 and February 28, 2007 and 2006

We had net income of $18,756,271 for the year ended February 29, 2008 (fiscal 2008), as compared to net income of $3,360,230 for the year ended February 28, 2007 (fiscal 2007) and $1,143,751 for the year ended February 28, 2006 (fiscal 2006). The 459% increase in net income in fiscal 2008 is attributable primarily to a 144% increase in revenues and a 201% increase in revenues net of brokerage and licensee fees. The large increase in revenues, net of brokerage fees, resulted in an increase in income from operations of 491%. The 194% increase in net income in fiscal 2007 was attributable to an almost 150% increase in income from operations, and, to a lesser extent, to increases in interest income and in realized gains on investments. Fiscal 2006 operating income of $1,911,605 was aided by gains on sales of policies held for investment of $1,100,967. Legal costs in fiscal 2008 were $1,660,176, $2,150,126 in fiscal 2007 and $1,545,149 in fiscal 2006 and, after payroll, comprised the largest single general and administrative expense. The costs were attributable primarily to our prosecution of lawsuits against the States of Virginia and Utah and in defending ourselves in the arbitration against our former investment bankers. See Item 3. Legal Proceedings.

Revenues - Revenues increased by $42,813,932, or 144% from $29,795,323 in fiscal 2007 to $72,609,255 in fiscal 2008. This increase was due primarily to a 174% increase in our total business volume as measured by the face value of all policy settlements transacted through us and a 164% increase in the average revenue per settlement from $135,433 in fiscal 2007 to $356,891 in fiscal 2008. The number of settlements we transacted in fiscal 2008 decreased by 9% from last year continuing a trend toward fewer transactions, but with larger face amounts. Revenues in fiscal 2007 increased by $9,711,670 or 48% from $20,083,653 in fiscal 2006 to $29,795,323 in fiscal 2007. This increase was also a result of the increase in policy face amounts and in average revenue per settlement.

During the periods, demand for our services remained strong and the number of policies presented to us and meeting our purchasing qualifications grew. Growth in demand was especially strong for policies with higher face values among both institutional and retail clients, and we anticipate this demand trend to continue for the foreseeable future. Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base. In contrast, we employ a broad based, multi-client business model and our purchaser base is much broader. While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon any single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term. With our multi-client business model, we believe we can serve the demand for all our current and future clients. We believe this business model will permit us to achieve sustainable growth for the foreseeable future, without the risks associated with a single or limited number of clients.

We believe the increasing demand for our services results from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments. Returns on life settlements are linked to the lives of the insureds. As such, settlements function independently from, and are not correlated to, traditional equity and debt markets and commodity investments. We benefit from the investment community searching for returns higher than what is currently available in the traditional marketplace. Demand for our services emanates from both domestic and international purchasers, and the ratio of domestic clients to international clients was relatively unchanged from last year. In fiscal 2008, approximately 80% of our business was from domestic purchasers while approximately 20% was from foreign purchasers. In fiscal 2007, this ratio was 81% from domestic business and 19% from foreign business and in fiscal 2006, the ratio was 86% from domestic business and 14% from foreign business. We do not anticipate significant changes in the ratio between domestic and foreign business.

Another contributing factor has been the greater supply of higher face value policies. We believe there is a growing awareness of the secondary market for insurance policies among potential sellers, especially for those with higher face value policies. This growing awareness has resulted in an expansion of the supply of eligible policies, especially policies with higher face values. We believe much of our increased business is due to the greater supply of higher face value policies, and we believe this trend will continue.

Increased demand for our services was also aided by the institution of legal proceedings against the industry’s largest life settlement provider. In October 2006, the Attorney General for the State of New York filed a civil lawsuit against our principal competitor claiming it violated fraud and antitrust laws by making secret payments to brokers that stifled bidding and that were unknown to policy sellers. In May 2007, the State of Florida filed a show cause order against the same competitor alleging similar unfair business practices. While we cannot assess the merits of the allegations in these proceedings, our total business volume increased after the filing of the New York proceeding, and we believe we have sufficient empirical data to classify this increase as a trend that continued into fiscal 2008. In addition to any direct effect on our operating results, we believe these proceedings had a profoundly positive effect on the life settlement market in general, promoting fair dealing in the market and underscoring the fiduciary duty owed by brokers to sellers. A cleaner, more transparent market will have lasting benefits for the industry generally and us particularly.

Brokerage and Referral Fees - Brokerage and referral fees increased 104% or $18,222,399 from $17,564,122 in fiscal 2007 to $35,786,521 in fiscal 2008. Brokerage and referral fees increased 51% or $5,965,512 from $11,598,610 in fiscal 2006 to $17,564,122 in fiscal 2007. Brokerage and referral fees constituted 49% of revenues in fiscal 2008 compared to 59% in fiscal 2007 and 58% in fiscal 2006. In fiscal 2008, broker referrals accounted for 99% of the total face value of policies transacted, while this percentage for fiscal 2007 was 94% and for fiscal 2006 was 89%. Policies presented from four brokers constituted 81% of the total face value of all completed transactions presented by brokers during fiscal 2008. This compares to a concentration of 73% of the total face value of all completed transactions from only two brokers in fiscal 2007 and 68% in fiscal 2006.

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

Operating Expense - General and administrative expenses increased by 20% or $1,364,090 from $6,822,105 in fiscal 2007 to $8,186,195 in fiscal 2008, although such expense as a percentage of revenues was 12% lower in fiscal 2008. Executive bonuses increased $1,105,554 from $215,686 in fiscal 2007 to $1,321,240 in fiscal 2008. These payments are a direct result of the increased company profitability, which is linked to executive compensation plans. General and administrative expenses increased by 14% or $850,857 from $5,971,248 in fiscal 2006 to $6,822,105 in fiscal 2007.

Also included in fiscal 2008 general and administrative expenses are substantial legal expenses of $1,660,176 primarily associated with the prosecution of legal actions against the State of Virginia and the State of Utah and in defending ourselves in an arbitration action filed by an investment banking group. This compares favorably with $2,150,125 for non-recurring legal expenses in fiscal 2007. Legal expenses were $1,545,149 in fiscal 2006, with essentially the same cases as fiscal 2007. See Item 3. Legal Proceedings. In unrelated legal actions, we experienced non-recurring settlement expenses of $173,954 in fiscal 2008 compared to $415,312 in fiscal 2007 and $388,808 in fiscal 2006.

We made advances on policy premiums primarily to maintain certain older viatical settlement transactions. During fiscal 2008, 2007 and 2006, we made premium advances of $1,180,797, $1,242,314 and $1,187,095, respectively, and were reimbursed $216,251, $407,687 and $284,249, respectively. The settlements, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy. While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers. Reimbursements for these premiums will come either from the purchasers or from the distribution of such purchaser’s proceeds paid when the insured dies. Premium advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive. Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

Interest Income and Expense - Interest and other income grew from $671,152 in fiscal 2006 to $957,363 in fiscal 2007 and $1,656,204 in fiscal 2008. The increase corresponds to higher investment account balances in those years. Interest expense varied from $162,508 in fiscal 2008 to $207,238 in fiscal 2007 and $138,063 in fiscal 2006. Our interest expense relates primarily to the long-term debt financing on our property.

Income Taxes - Income tax expense increased by $8,588,465 or 638% from $1,347,022 in fiscal 2007 to $9,935,487 in fiscal 2008 due to a 510% increase in income before taxes. Income tax expense increased by $508,291 or 61% from $838,731 in fiscal 2006 to $1,347,022 in fiscal 2007 due to a 137% increase in income before taxes.

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities during fiscal 2008 increased by 258% or $9,086,917 to $12,609,720 compared with net cash flows provided by operating activities of $3,522,803 for fiscal 2007 and $1,184,725 in fiscal 2006. This increase in cash flows from operating activities was attributable primarily to a 458% or $15,396,041 increase in net income from $3,360,230 in fiscal 2007 to $18,756,271 in fiscal 2008, and a 194% or $2,216,479 increase in net income in fiscal 2007 vs. fiscal 2006. The increase was helped by an increase in accounts payable of $1,568,755 compared to an increase of $1,849,218 in fiscal 2007. The increase in operating activities cash flow was diminished by (i) an increase in accounts receivable of $6,604,623 compared to an increase of $2,849,728 in fiscal 2007; and (ii) a decrease in net income tax payable of $588,128 versus an increase in fiscal 2007 of $581,239.

In fiscal 2007, we expensed costs of $663,344 in connection with the formation of a limited partnership arrangement with a large U.S.-based investment firm. When the limited partnership did not make any settlement purchases, we terminated the partnership without penalty according to the terms of the limited partnership agreement. When we terminated the arrangement, we were required to recognize those capitalized costs as an expense. Of these expensed costs, $550,000 were funds advanced to an investment banker, which we recovered in an arbitration action after the close of fiscal 2007. The recovery resulted in a reduction to our impairment of investment in limited partnership by that amount. The increase in our accounts receivable stems largely from the increased amount of revenue attributable to policies for which a closing was imminent, but which had not been released from escrow by the end of the period. The increase in our accounts payable was largely the result of the increased brokerage and referral fees associated with transactions that had not been released from escrow by the end of the period.

Investing and Financing Activities - We used cash of $4,307,210 in investing activities in fiscal 2008 vs. $241,500 in fiscal 2007 and $746,685 in fiscal 2006. We purchased $1,727,440 in income funds in fiscal 2008 compared to $53,171 in fiscal 2007 and $413,055 in fiscal 2006. We invested $2,380,558 in property and equipment in fiscal 2008 versus $98,554 in fiscal 2007 and $145,006 in fiscal 2006. In fiscal 2008, this was primarily due to the purchase of the land and building adjacent to our corporate headquarters and the company plane, which was also sold in fiscal 2008. We issued notes receivable totaling $525,000 for cash advanced to a company in fiscal 2008. We purchased policies for investment purposes in fiscal 2008 for $464,212 vs. $89,775 in fiscal 2007 and $1,176,269 in 2006. In fiscal 2006, we received proceeds from the sale of policies of $1,651,208.

We used $3,626,032 in financing activities in fiscal 2008 vs. $1,547,521 in fiscal 2007 and a source of $246,910 in fiscal 2006. We paid down $3,206,168 on our operating line of credit and loans in fiscal 2008 compared with payments of $761,849 in fiscal 2007 and $147,866 in fiscal 2006. We received proceeds from loans of $2,289,226 in fiscal 2008 and $2,291,018 in fiscal 2006. We used cash to pay dividends of $2,690,575 in fiscal 2008, which increased the prior dividend level. We paid dividends of $1,984,912 in fiscal 2007 and $1,896,242 in fiscal 2006. We purchased shares on the open market (treasury shares) for $563,872 in fiscal 2008.

Working Capital and Capital Availability - As of February 29, 2008, we had working capital of $17,465,985. Our cash during fiscal 2008 increased by $4,676,478 compared with an increase of $1,733,782 in fiscal 2007 and $684,950 in fiscal 2006. To facilitate the purchase of policies for our own account and for short-term cash flow management and operating capital requirements, we maintain a credit line. The credit line is secured by our cash and securities on deposit. As of February 29, 2008, the line of credit carried an interest rate at New York prime and had a borrowing base of $2.4 million. The balance outstanding at February 29, 2008, consisted of unpaid interest and was $1,621.

We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs. In addition, we continue to explore the formation of life settlement investment funds, whether sponsored externally or internally and other types of financing opportunities, which will provide more capital for us to purchase more policies for our own investment.

Our financial strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for life settlements, especially from institutional purchasers, will continue to grow during the next year as the prospects for economic conditions remain uncertain, as the popularity of non-correlated assets continues to grow, and as we gain competitive advantage in a growing market. In addition to our traditional retail base, we have expanded our services to accommodate institutional purchasers. We have acted as a fund advisor for three institutional funds and anticipate expanding these services in combination with our current life settlement provider services.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

Contractual Obligations and Commitments

The following table reflects our outstanding contractual obligations and commitments as of February 29, 2008:

Contractual Obligations	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Line of Credit	$1,621	$1,621	$-	$-	$-
Long-term debt	1,164,851	97,338	213,008	240,036	614,469
Operating leases	113,400	32,400	64,800	16,200	-
Total obligations	$1,279,873	$131,359	$277,808	$256,236	$614,469

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Our audited Consolidated Financial Statements, together with the report of auditors and the notes to the Consolidated Financial Statements, beginning on page 34 of this report.

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of Fiscal 2008 and 2007. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	Fiscal 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$17,578,976	$17,646,109	$19,298,726	$18,085,444
Income from Operations	$6,832,106	$6,340,831	$7,721,710	$7,242,659
Pre-tax Income	$7,023,606	$6,564,777	$7,959,225	$7,144,150
Net Income	$4,723,946	$4,341,111	$5,215,695	$4,175,519
Net Income Per Share	$0.39	$0.36	$0.44	$0.37

	Fiscal 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$6,166,797	$6,586,609	$7,318,909	$9,723,008
Income from Operations	$571,073	$639,202	$1,229,316	$2,320,057
Pre-tax Income	$258,922	$151,743	$1,249,371	$3,046,216
Net Income	$470,992	$223,743	$847,606	$1,817,889
Net Income Per Share	$0.04	$0.02	$0.07	$0.15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a -15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of February 29, 2008.

The effectiveness of our internal controls over financial reporting as of February 29, 2008, has been audited by Murrell, Hall, McIntosh & Co., PLLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (a) recorded, processed, summarized and reported in a timely manner, and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers; Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements. The consolidated financial statements for the fiscal years ended February 29, 2008, and February 28, 2007 and 2006, are included in this report beginning on page F-1.

Financial Statement Schedules. All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

Exhibits. The exhibit list and accompanying footnote disclosures in the Index to Exhibits immediately following the Notes to our Consolidated Financial Statements is incorporated herein by reference in response to the requirements of this part of the report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2008	Life Partners Holdings, Inc.

	By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian D. Pardo Brian D. Pardo	President, Principal Executive Officer, and Director	May 14, 2008

/s/ David M. Martin David M. Martin	Chief Financial Officer	May 14, 2008

/s/ R. Scott Peden R. Scott Peden	Secretary, Director	May 14, 2008

/s/Tad Ballantyne Tad Ballantyne	Director	May 14, 2008

/s/ Harold Rafuse Dr. Harold Rafuse	Director	May 14, 2008

/s/ Fred Dewald Fred Dewald	Director	May 14, 2008

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Life Partners Holdings, Inc. and subsidiaries as of February 29, 2008, and February 28, 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years ended February 29, 2008, and February 28, 2007 and 2006. These consolidated financial statements are the responsibility of the Life Partners Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Partners Holdings, Inc. and subsidiaries as of February 29, 2008, and February 28, 2007, and the consolidated results of their operations, cash flows and stockholders’ equity for each of the years ended February 29, 2008, and February 28, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Life Partners Holdings, Inc. and subsidiaries’ internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As described in Note 3 to the financial statements, the Company values their life settlement contracts using the investment method in accordance with FSP FTB 85-4-1 Accountng for Life Settlement Contracts. The February 28, 2007 financial statements have been restated to properly reflect the accounting treatment required upon adoption of FSP FTB 85-4-1. The details of this change and its' impact on the financial statements are further discussed in Note 13.

/s/ Murrell, Hall, McIntosh & Co. PLLP
Oklahoma City, Oklahoma

May 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Life Partners Holdings, Inc.:

We have audited Life Partners Holdings, Inc. and subsidiaries’ internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Life Partners Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A — Controls and Procedures. Our responsibility is to express an opinion on the Life Partners Holdings, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Life Partners Holdings, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Life Partners Holdings, Inc. and subsidiaries as of February 29, 2008, and February 28, 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years ended February 29, 2008, and February 28, 2007 and 2006, and our report dated May 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ Murrell, Hall, McIntosh & Co. PLLP
Oklahoma City, Oklahoma

May 14, 2008

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

ASSETS

CURRENT ASSETS:	Feb. 29, 2008	Feb. 28, 2007
Cash	$8,197,499	$3,521,021
Investment in securities	4,568,494	3,977,383
Accounts receivable - trade	11,514,717	4,451,299
Accounts receivable - employees	62,913	90,424
Accounts receivable – others	118,716	450,000
Notes receivable	525,000	100,000
Prepaid expenses	495,645	111,717

Total current assets	25,482,984	12,701,844
PROPERTY AND EQUIPMENT:
Land and building	2,163,252	954,103
Proprietary software	421,187	421,187
Machinery and equipment	930,757	669,147
Transportation equipment	145,300	139,500
	3,660,496	2,183,937
Accumulated depreciation	(1,140,851)	(881,109)
	2,519,645	1,302,828
OTHER ASSETS:
Premium advances net of reserve for uncollectible of $4,304,062 in 2008 and $3,339,516 in 2007	-	-
Investments in policies	1,017,201	552,989
Other	831,700	721,700
Deferred income taxes	2,010,427	1,319,417
	3,859,328	2,594,106
Total Assets	$31,455,530	$16,598,778

See the accompanying summary of accounting policies and notes to the consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

LIABILITIES AND SHAREHOLDERS' EQUITY

	Feb. 29, 2008	Feb. 28, 2007
CURRENT LIABILITIES:
Accounts payable	$6,526,820	$4,712,708
Accrued liabilities - contingencies and other	944,300	1,142,535
Current portion of long-term debt	97,338	53,929
Short-term notes payable	1,621	1,679,837
Deferred revenue	268,850	256,400
Income taxes payable	178,070	698,198
	8,016,999	8,543,607
	1,067,513	349,648

LONG-TERM DEBT, net of current portion shown above SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 18,750,000 shares
authorized; 12,019,483 shares issued and outstanding	120,194	120,194
Additional paid-in capital	11,490,360	11,190,360
Retained earnings	12,865,732	(3,199,964)
Accumulated other comprehensive loss	(762,828)	(32,926)
Less: Notes receivable issued for common stock	-	(372,141)
Less: Treasury stock – 91,531 shares	(936,013)	-
Total shareholders’ equity	22,777,445	7,705,523
Total liabilities and shareholders’ equity	$31,861,957	$16,598,778

See the accompanying summary of accounting policies and notes to the consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 AND 2006

	Restated
	2008	2007	2006
REVENUES	$72,609,255	$29,795,323	$20,083,653

BROKERAGE FEES	35,786,521	17,564,122	11,598,610

REVENUES, NET OF BROKERAGE FEES	36,822,734	12,231,201	8,485,043

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	8,186,195	6,822,105	5,971,248
Settlement costs	173,954	415,312	388,808
Depreciation and amortization	325,279	234,136	213,382
	8,685,428	7,471,553	6,573,438
INCOME FROM OPERATIONS	28,137,306	4,759,648	1,911,605

OTHER INCOME (EXPENSES):
Interest and other income	1,656,204	957,363	671,152
Interest expense	(162,508)	(207,238)	(138,063)
Impairment of partnership	-	(123,149)	-
Premium advances, net	(978,767)	(852,376)	(902,845)
Policy acquisition expense	-	-	(620,764)
Gain on sale of policies for investment purposes	-	-	1,100,967
Realized gain (loss) on investments	39,523	173,004	(39,570)
	554,452	(52,396)	70,877
INCOME BEFORE INCOME TAXES	28,691,758	4,707,252	1,982,482

INCOME TAXES:
Current tax expense	10,220,070	1,677,439	1,186,731
Deferred tax benefit	(284,583)	(330,417)	(348,000)
	9,935,487	1,347,022	838,731
NET INCOME	$18,756,271	$3,360,230	$1,143,751

EARNINGS:
Per share - Basic and Diluted	$1.56	$0.28	$0.10
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	11,994,747	11,809,849	11,761,378
Diluted	11,995,128	11,817,524	11,761,378
THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$18,756,271	$3,360,230	$1,143,751
Unrealized gain (loss) on investment securities net of taxes	(729,902)	208,534	(228,226)
COMPREHENSIVE INCOME	$18,026,369	$3,568,764	$915,525

BASIC AND DILUTED EARNINGS PER SHARE:
Comprehensive income	$1.50	$0.30	$0.08

See the accompanying summary of accounting policies and notes to the consolidated financial statements

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 AND 2006

	Common Stock						Treasury Stock
	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity
Balance, February 28, 2005	12,019,483	$120,194	$10,584,360	$(4,103,860)	$(13,234)	$(323,615)	206,615	$-	$6,263,829
Dividends declared	-	-	-	(1,896,242)	-	-	-	-	(1,896,242)
Other comprehensive loss	-	-	-	-	(228,226)	-	-	-	(228,226)
Note for stock - accrued interest	-	-	-	-	-	(45,510)	-	-	(48,510)
Replacement shares issued	-	-	-	-	-	-	(18,182)	-	-
Net income for the year ended February 28, 2006	-	-	-	1,143,751	-	-	-	-	1,143,751
Balance, February 28, 2006	12,019,483	$120,194	$10,584,360	$(4,856,351)	$(241,460)	$(372,141)	188,433	$-	$5,234,602
Cumulative effect of accounting change, net of income tax of $176,000 - Restated	-	-	-	281,070	-	-	-	-	281,070
Adjusted balance, February 28, 2006 - Restated	12,019,483	$120,194	$10,584,360	$(4,575,281)	$(241,460)	$(372,141)	188,433	$-	$5,515,672
Dividends declared	-	-	-	(1,984,913)	-	-	-	-	(1,984,913)
Other comprehensive gain	-	-	-	-	208,534	-	-	-	208,534
Shares issued to IGE shareholder	-	-	-	-	-	-	(1,250)	-	-
Options exercised	-	-	606,000	-	-	-	(125,000)	-	606,000
Net income for the year ended February 28, 2007	-	-	-	3,360,230	-	-	-	-	3,360,230
Balance, February 28, 2007 - Restated	12,019,483	$120,194	$11,190,360	$(3,199,964)	$(32,926)	$(372,141)	109,291	$-	$7,705,523
Dividends declared	-	-	-	(2,690,575)	-	-	-	-	(2,690,575)
Other comprehensive loss	-	-	-	-	(729,902)	-	-	-	(729,902)
Options exercised	-	-	300,000	-	-	-	(62,500)	-	300,000
Foreclosure on Texas 50 Note for Stock	-		-	-	-	372,141	12,808	(372,141)	-
Purchase of treasury stock	-	-	-	-	-	-	31,944	(563,872)	(563,872)
Shares Issued to IGE shareholder	-	-	-	-	-	-	(12)	-	-
Net income for the year ended ended February 29, 2008	-	-	-	18,824,271	-	-	-	-	18,756,271
Balance, February 29, 2008	12,019,483	$120,194	$11,490,360	$12,865,732	$(762,828)	$-	91,531	$(936,013)	$22,777,445
See the accompanying summary of accounting policies and notes to the consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$18,824,271	$3,360,230	$1,143,751

Adjustments to reconcile net income to operating activities:

Depreciation	325,279	234,136	213,382
Policy acquisition expense	-	-	620,764
Gain on sale of policies for investment purposes	-	-	(1,100,967)
Impairment of investment in partnership	-	663,344	-
Gain on asset disposals	(61,538)	-	-

(Increase) decrease in operating assets:

Accounts receivable	(6,604,623)	(2,849,728)	288,033
Prepaid expenses	(383,928)	145,815	(240,496)
Deferred income taxes	(284,583)	(330,417)	(348,000)

Increase (decrease) in operating liabilities:

Accounts payable	1,568,755	1,849,218	289,016
Accrued liabilities	(198,235)	(142,434)	249,177
Income taxes payable	(520,128)	581,239	3,715
Deferred revenue	12,450	11,400	66,350

Net cash provided by operating activities	12,647,220	3,522,803	1,184,725

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable	(525,000)	-	-
Investment in income funds	(1,727,440)	(53,171)	(413,055)
Purchases of property and equipment	(2,380,558)	(98,554)	(145,006)
Proceeds from sale of property and equipment	900,000	-	-
Investment in partnership	-	-	(663,344)
Purchase of policies for investment purposes and capitalized premiums	(464,212)	(89,775)	(1,176,269)
Proceeds from sale of policies for investment purposes	-	-	1,651,208
Purchases of artifacts	(110,000)	-	(219)

Net cash used in investing activities	(4,307,210)	(241,500)	(746,685)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	2,289,226	-	2,291,018
Payments on notes payable	(3,206,168)	(761,849)	(147,866)
Stock options exercised	300,000	606,000	-
Purchases of treasury shares	(563,872)	-	-
Dividends paid	(2,445,218)	(1,391,672)	(1,896,242)

Net cash used in financing activities	(3,626,032)	(1,547,521)	246,910

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,676,478	1,733,782	684,950

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,521,021	1,787,239	1,102,289

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,197,499	$3,521,021	$1,787,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid, net of capitalized amounts	$162,508	$493,651	$94,084
Income taxes paid	$10,024,198	$1,032,381	$1,070,581

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:

Unrealized gain on marketable securities	$(1,169,255)	$208,534	$(228,226)

See accompanying summary of accounting policies and notes to consolidated financial statements.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by Life Partners:

Cash and Cash Equivalents – For purposes of the statement of cash flows, we consider all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The average balance of our general checking account balance is generally in excess of $100,000. The Federal Deposit Insurance Corporation (FDIC) insures all bank accounts up to $100,000. The amount of our cash accounts in excess of the FDIC insurance limit at February 29, 2008 was $7,579,727. Management believes its exposure to loss is minimal considering only the amounts in excess of $100,000 are at risk and the depository bank is a well established national bank and one of the nation's largest financial institutions.

Accounts Receivable – Trade - We sometimes advance loans to facilitate a life settlement transaction. These amounts are shown as “Accounts receivable – trade,” and are collected as the life settlement transactions close. All amounts are considered collectible, as we are repaid the advance loan before any of the other parties involved in the transaction receive funds.

Premium Advances – We follow the practice of fully reserving all premium advances at the time such advances are made. When premium advances are repaid, the repayments are offset against the premium expense. During the fiscal years ended February 29, 2008 (“fiscal 2008”) and February 28, 2007 (“fiscal 2007”) and 2006 (“fiscal 2006”), we advanced premiums totaling $1,180,797, $1,242,314, and $1,187,095, respectively, and received repayments of advances of $216,251, $407,687 and $284,249, respectively.

Consolidation – The consolidated financial statements include the accounts of Life Partners and its wholly owned subsidiaries, as described in Note 1 above. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition – We recognize income at the time a settlement has been closed and the purchaser has obligated itself to make the purchase. We defer $50 per viatical settlement and $100 per life settlement to cover minor monitoring services provided subsequent to the settlement date and to amortize this deferred cost over the anticipated life expectancy of the insureds.

Investment in Life Insurance Policies – For fiscal 2006 and prior fiscal years, in accordance with Financial Standards Board Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4), we reduced our investment in life insurance policies to their cash surrender value with any differences between cost and cash surrender value being charged to expense.

On March 27, 2006, the FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued, which amended FTB 85-4. FSP FTB 85-4-1 states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall re-measure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We have elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007) and value our investments in life settlement contracts using the investment method.

As a policy matter, we generally do not purchase policies for our own account. We have purchased, however, policies for our own account when an attractive opportunity arises and the opportunity is not suitable for our institutional or retail purchasers. Certain policies may be unsuitable for institutional purchasers because the policies do not conform to the standards they have adopted. Retail purchasers typically avoid larger policies, preferring policies with smaller face amounts. We have also purchased interests in policies from settlors who wish to liquidate their interests or in settlement of claims that may have some validity. These purchases usually involve the acquisition of settlors’ fractional interests in the policies. Our decision to make these purchases weighs primarily the likelihood of the claim’s success, the financial risk posed by the claim, and the reasonableness of the purchase terms.

We test all life settlement contracts that we own for impairment on a quarterly basis. Our testing includes such factors as expected proceeds from the insurance policies, changes in expected mortality, changes in the credit worthiness of the issuer, and anticipated future premiums. Upon adoption of FSP FTB 85-4-1, we compared the capitalized cost of our policies to the expected proceeds recoverable, adjusted for anticipated future premiums. We then recognized these policies at the lower of the capitalized cost or the expected net proceeds recoverable. As of February 29, 2008, the total of the acquisition cost and capitalized premiums amounted to $1,133,517. However, due to the impairment of $116,316 assessed at the time of adoption of FSP FTB 85-4-1, we recorded our investments in life settlements held for our own account at $1,017,201.

In fiscal 2008 and fiscal 2007 we purchased for our own account 26 gross (7.1 net) and 16 gross (3.8 net) policies having aggregate face amounts of $5,197,374 ($691,864 net) and $2,758,600 ($352,219 net), respectively. As of February 29, 2008 we held for our own account 76 gross (18.3 net) un-matured policies having aggregate face amounts of $13,023,884 ($1,457,068 net).

Property and Equipment – Our property and equipment are depreciated over their useful lives using the straight-line method. The useful lives of property and equipment for purposes of computing depreciation are:

Building	30 years
Machinery and equipment	5 years
Transportation equipment	5 to 9 years

Artifacts and Other – The artifacts and other assets are stated at cost. We have evaluated these assets and believe there is no impairment in their value as of February 29, 2008.

Impairment of Long-Lived Assets – We account for the impairment and disposition of long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. As of February 29, 2008, no impairment has been recorded.

Income Taxes – Timing differences between the reporting of income and expenses for financial and income tax reporting purposes are reported as deferred tax assets, net of valuation allowances, or as deferred tax liabilities depending on the cumulative effect of all timing differences. See Note 8 for further details.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and contingent assets and liabilities disclosed in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

Earnings Per Share – Basic earnings (loss) per share computations are calculated on the weighted-average of common shares and common share equivalents outstanding during the year, reduced by the treasury stock. Common stock options and warrants are considered to be common share equivalents and are used to calculate diluted earnings per common and common share equivalents except when they are anti-dilutive.

Concentrations of Credit Risk and Major Customers – In fiscal 2008, compensation to a single licensee organization comprised 20% of all brokerage and referral fees compared to compensation to two licensee organizations which constituted 37% of all brokerage and referral fees in fiscal 2007. Compensation to one broker in fiscal 2008 comprised 13% of all brokerage and referral fees compared to compensation to two brokers which constituted 27% of all brokerage and referral fees in fiscal 2007.

(3) NEW ACCOUNTING PRONOUNCEMENTS

On March 27, 2006, the FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued. The FASB Staff Position states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall re-measure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007) and value our investments in life settlement contracts using the investment method. This change in accounting principle resulted in an increase in the value of life settlements which we hold for our own account of $457,070. As of February 29, 2008, our investments in life settlements held for our own account were valued at $1,017,201.

During the fiscal year ended February 29, 2008, we incurred settlement expenses of $173,954 for the resolution of litigation or potential litigation. A significant portion of this amount was related to the settlement of litigation involving an alleged breach of contract in order to avoid the costs of litigation. Most other settlements involve purchaser claims and relatively minor settlement amounts. In some instances, we have repurchased some interests in policies to settle claims. In these cases, only the excess (if any) of the settlement payment over the expected net proceeds recoverable of the repurchased policy is charged to settlement expense. In accordance with the investment method described in FSP FTB 85-4-1, the policy is recorded as an asset under “Investments in policies” and the cash expenditure is recorded on our cash flow statement under “Purchase of policies for investment purposes and capitalized premiums.” For these types of settlements during the period, we recorded $173,954 of settlement expense and $72,820 for purchase of policies for investment purposes. These policies are tested for impairment as required under FSP FTB 85-4-1.

In February 2006, the FASB issued Statement No. 155,“Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement No. 156,“Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, we adopted FIN 48 effective March 1, 2007. We do not have any uncertain tax positions. The adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to our financial statements, and it is anticipated the adoption of SFAS No. 158 will not have a material impact to our financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

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

The cost and estimated market value of the investment securities classified as available-for-sale as of February 29, 2008 and February 28, 2007 are as follows:

Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Recorded Basis
Market Income Funds at 2/29/08	$5,737,749	$-	$1,169,255	$4,568,494
Market Income Funds at 2/28/07	$4,010,309	$97,776	$130,702	$3,977,383

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at February 29, 2008:

		Less than 12 Months		12 Months or More
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Total Unrealized Value
As of February 29, 2008
Market Income Funds	$2,070,045	$1,053,246	$2,498,449	$116,009	$4,568,494	$1,169,255
Total temporarily impaired securities	$2,070,045	$1,053,246	$2,498,449	$116,009	$4,568,494	$1,169,255
As of February 28, 2007
Market Income Funds	$47,100	$3,393	$1,578,015	$127,309	$1,625,115	$130,702
Total temporarily impaired securities	$47,100	$3,393	$1,578,015	$127,309	$1,625,115	$130,702

Market Income Funds. The unrealized losses on our investments in Market Income Funds resulted from decreases in market prices from the initial public offering prices as part of the general stock market trend. Because we have the ability to hold these investments for an indeterminate period of time, with no immediate intent to sell, we do not consider these investments to be other than temporarily impaired at February 29, 2008.

In fiscal 2007, we incurred capitalized costs of $663,344 in connection with a limited partnership arrangement with a large U.S.-based investment firm. The limited partnership was designed to invest $50 million in life settlement contracts purchased through Life Partners during fiscal 2007, but the limited partnership did not make any purchases and was terminated by us without penalty according to the terms of the limited partnership agreement. Because the arrangement was terminated, we were required to recognize those capitalized costs as an expense during the third and fourth quarters of fiscal 2007 when the impairment to the limited partnership became evident. Of these expensed costs, $550,000 were funds advanced to our investment banker, which were recovered in an arbitration action resulting in a reduction to our impairment of investment in limited partnership by that amount.

(5) LEASES

We lease office equipment under non-cancelable operating leases expiring in various years through 2012.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 29, 2008 for each of the next five years and in the aggregate are:

Amount
2009	$32,400
2010	32,400
2011	32,400
2012	16,200
2013	-
Total minimum future rental payments	$113,400

Rental expense was $53,232, $36,675 and $36,675 for the years ended February 29, 2008, February 28, 2007 and 2006, respectively.

Certain operating leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(6) NOTE PAYABLE

We maintain a revolving credit line of $2,400,000 for the purchase of policies for our own account and for short-term cash flow management. The credit line is secured by our cash and securities on deposit. As of February 29, 2008, the line of credit carried an interest rate of New York prime and had an outstanding balance of $1,621.

(7) LONG-TERM DEBT

As of February 29, 2008, we had the following long-term debt:

	Current	Long-Term

6.49% note payable to a bank, due in installments of $7,669 through December, 2017, secured by land and office building	$40,321	$774,587

5.625% note payable to a bank, due in installments of $6,270 through July 2013, secured by land and office building	$57,017	$292,926

Maturities on long-term debt for each of the next five years and thereafter are as follows:

Amount

2009	$97,338
2010	103,325
2011	109,683
2012	116,434
2013	123,651
Thereafter	614,469
$1,164,851
Less Current Portion Long-Term Debt	(97,338)
$1,067,513

(8) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at February 29, 2008, result in an increase in the deferred tax asset of $284,583, which we believe to be fully realizable.

Following are the components of the deferred tax asset as of February 29, 2008:

Excess tax over financial accounting -
Depreciation	$(72,000)
Excess financial accounting over tax –
Unrealized loss on investments	406,000
Accrued contingency costs	112,000
Reserve for premium advances	1,506,000
Acquired life insurance policies	58,000
Net deferred tax asset	$2,010,000

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at March 1, 2007 did not have a material effect on the Company’s financial position.

(9) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends. We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
02/21/06	03/15/06	$0.0500
05/18/06	06/15/06	$0.0500
09/01/06	09/30/06	$0.0500
11/21/06	12/15/06	$0.0600
02/19/07	03/15/07	$0.0500
05/10/07	06/18/07	$0.0625
08/13/07	09/14/07	$0.0600
11/13/07	12/15/07	$0.0700
02/08/08	03/14/08	$0.0600

Stock Options. We account for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and service providers based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period (if any) in our financial statements. Stock-based compensation expense is recognized in the Consolidated Statements of Income for the years ended February 29, 2008 and February 28, 2007 based on awards ultimately expected to vest and it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we use the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of highly subjective assumptions. Because employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact our fair value determination. As no share based awards were granted or modified for the years ended February 29, 2008 and February 28, 2007 and 2006, and all previously issued awards had been fully vested, there was no share based compensation expense in any year.

Information with respect to stock options and warrants outstanding to certain employees, directors and service providers are as follows:

	2008
	Shares	Average Exercise Price
Outstanding at beginning of year	62,500	$4.80
Exercised	(62,500)	$4.80
Issued	-	-
Expired	-	-
Outstanding at the end of year	-	-

Stock Split. On August 14, 2007, our board of directors authorized a five-for-four split of the common stock effected in the form of a stock dividend to be distributed on or about September 28, 2007, to holders of record on September 14, 2007. Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. The par value of the additional shares of common stock issued in connection with the stock split will be credited to “Common stock” and a like amount charged to “Additional paid-in-capital” in the period the shares are distributed. Also, on August 15, 2007, we increased our authorized common stock from 10,000,000 shares to 18,750,000 shares. The following table represents the number of common shares and per share data before and after the stock split.

	For the Year Ended February 29/28,
	2008		2007		2006
	Before Stock Split	After Stock Split	Before Stock Split	After Stock Split	Before Stock Split	After Stock Split
Shares Outstanding:
Common Stock issued and outstanding	9,542,361	11,927,951	9,528,153	11,910,191	9,427,153	11,783,941
Treasury Stock	73,225	91,531	87,433	109,291	188,433	235,541
Average Common and Common Equivalent Shares Outstanding:
Basic and Diluted	9,595,798	11,994,747	9,447,879	11,809,849	9,409,102	11,761,378
Basic and Diluted Earnings per Share
Net Income	1.96	1.57	0.36	0.28	0.12	0.10
Basic and Diluted Earnings per Share
Comprehensive Income	1.87	1.47	0.38	0.30	0.10	0.08

Treasury Stock. On January 22, 2008, we began buying shares on the open market to hold for treasury stock purposes. We purchased a total of 31,944 shares in fiscal 2008 at a total cost of $563,872. These shares are reflected on the Statements of Shareholders’ Equity and are considered in the non-affiliated market value calculation.

(10) RELATED PARTY TRANSACTIONS

We currently operate under an agreement with ESP Communications, Inc. (ESP), which is owned by the spouse of our Chief Executive Officer. Under the agreement, ESP performs specified administrative duties on behalf of us. Either party may cancel the agreement with a thirty day written notice. We currently pay ESP $7,500 on a semi-monthly basis for its services. We recorded management services expense concerning this agreement with ESP of approximately $180,000 in each of fiscal 2008, 2007 and 2006.

(11) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials relate to policies settled before 1998 and involve technical legal issues that were not fully appreciated when the policies were initially reviewed. Face value of the policies in question total $318,450. During fiscal year ended February 29, 2008, we paid $419,202 to these purchasers and have accrued another $211,207 for future claims that might arise on these policies. During fiscal 2007, we paid $148,772 and accrued another $119,400.

We have elected to advance premiums on certain older polices on which the initial premium payment reserves have been fully utilized. We have no legal obligation to make these advances and do so only in cases when there is a risk of policy lapse due to the failure of a purchaser to pay the premiums. We initiated and continue to follow this practice as a goodwill gesture. On final settlement, we are usually reimbursed for these advances. We have elected to reserve advances when collection is not certain and, if collectible, the time to collection is not certain. We believe we cannot reasonably estimate the future cost of the advances because we cannot predict the rate at which investors might fail to make premium payments. During fiscal 2008, 2007 and 2006, we advanced premiums totaling $1,180,797, $1,242,314 and $1,187,095, respectively, and received repayments of advances of $216,251, $407,687 and $284,249, respectively.

(12) PENSION AND OTHER POST-RETIREMENT BENEFITS

We established a 401(k) retirement plan on March 1, 2007. All employees were eligible to participate effective January 1, 2008, if they met specified requirements. The 401(k) has a match feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan for fiscal 2008 was $8,615.

(13) CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATMENTS

During the year ending February 28, 2007, the Company adopted FSP FTB 85-4-1 Accounting for Life Settlement Contracts. Upon adoption, a gain of $281,070 was initially recorded as an increase in current year net income. In accordance with FTB 85-4-1, we have reclassified the gain as a cumulative effect adjustment to beginning retained earnings and restated the February 28, 2007 financial statements. The effective of this restatement was a decrease in 2007 earnings of $281,070 and an increase in beginning retained earnings of $281,070.

EXHIBIT INDEX
DESCRIPTION OF EXHIBIT

Number	Description	Page
3.2	Amended Articles of Incorporation, dated February 19, 2003 (1)
3.2	Bylaws (2)
4.1	Form of stock certificate for our common stock (2)
10.1	LPHI Omnibus Equity Compensation Plan* (2)
14	Code of Ethics for Directors and Executive Officers (1)
21	Subsidiaries of the Registrant	51
31	Rule 13a-14(a) Certifications	52
32	Section 1350 Certification	54

* Denotes a management contract or compensatory plans or arrangements.

(1)	These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and are incorporated by reference herein.

(2)	These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2000, and are incorporated by reference herein.