Form 10-K/A
period 2008-02-29
LIFE PARTNERS HOLDINGS INC
filed 2008-05-16
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of November 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $204,499,466, based on the last reported sale price of $35.30 on that date on NASDAQ. Shares held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This standard for determining affiliate status is not necessarily the appropriate standard for other purposes.

Shares of Common Stock, $.01 par value, outstanding as of May 1, 2008: 12,019,483

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part II, Item 5 and Part III of this report.

EXPLANATORY NOTE

We are filing Amendment No. 1 (this “Amendment”) to the Life Partners Holdings, Inc. (“we” or the “Company”) Annual Report on Form 10-K for the year ended February 29, 2008, which was originally filed on May 15, 2008 (the “Original Filing”). This Amendment revises certain numbers in Part II, Items 6, 7 and 8, and the Consolidated Financial Statements and Notes.

A computational error in the calculation of current income tax expense and deferred income tax benefit affected other amounts, not all of which were changed in the Original Filings. These amounts include: (a) in Item 6, “Total liabilities”, which was $9.1 million instead of $9.0 million; (b) in Item 8, “Net income” for the 4th quarter of fiscal 2008, which was $4,475,519 instead of $4,175,519; (c) “Total assets” for fiscal 2008 in the Consolidated Balance Sheet, which was $31,861,957 instead of $31,455,530; (d) “Net income” for fiscal 2008 in the Consolidated Statement of Shareholders' Equity, which was $18,756,271 instead of $18,824,271; (e) “Net income” in the Consolidated Statement of Cash Flows for fiscal 2008, which was $18,756,271 instead of $18,824,271; (f) “Unrealized gain (loss) on marketable securities, net of taxes” in the Consolidated Statement of Cash Flows for fiscal 2008, which was ($729,902) instead of ($1,169,255); and (g) in Note 9 to the Notes to Consolidated Financial Statements, in the “Stock Split” table, for fiscal 2008, “Basic and Diluted Earnings per Share, Net Income” was $1.95 and $1.56 before and after the split, respectively, instead of $1.96 and $1.57, and “Basic and Diluted Earnings per Share, Comprehensive Income” was $1.88 and $1.50 before and after the split, respectively, instead of $1.87 and $1.47.

A change in presentation, which separated “Note receivable” from “Accounts receivable” in the Consolidated Balance Sheet, affected certain other amounts. These amounts include: (h) in Item 7, under the heading “Liquidity and Capital Resources”, the net cash flows from operating activities, which increased 255% or $8,986,917 to $12,509,720 instead of 256% or $9,086,917 to $12,609,720, and the net cash flows from investing and financing activities, in which we used cash of $4,207,210 instead of $4,307,210; (i) in the Consolidated Statement of Cash Flows for fiscal 2008, the increase in “Accounts receivable” was ($6,704,623) instead of ($6,604,623) and the “Increase in note receivable” was ($425,000) instead of ($525,000), which affected, respectively, “Net cash provided by operating activities” ($12,509,720 instead of $12,647,220) and “Net cash used in investing activities” (($4,207,210) instead of ($4,307,210)).

In Item 7, under the heading “Liquidity and Capital Resources”, we used cash to pay dividends of $2,445,218 in fiscal 2008 and $1,391,672 in fiscal 2007 instead of $2,690,575 and $1,984,912, respectively. In the Consolidated Statement of Shareholders' Equity for fiscal 2006, several amounts in the column “Treasury Stock, Number of Shares” were not adjusted for an August 2007, 5-for-4 stock split: the beginning balance for number of treasury shares was 258,269, replacement shares issued was (22,728) and the balance at February 28, 2007, was 235,541.

For the convenience of the reader, this Amendment restates the Original Filing. This Amendment does not otherwise amend or update any exhibit to or disclosure set forth in the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to the Sarbanes-Oxley Act of 2002.

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

	Year Ended February 28/29, (millions, except per share information)
	2008	2007	2006	2005	2004
Operating Results
Revenues	$72.6	$29.8	$20.1	$18.7	$15.6
Income from Operations	$28.1	$4.8	$1.9	$4.4	$3.6
Pre-tax Income	$28.7	$4.7	$2.0	$4.0	$3.4
Net Income	$18.8	$3.4	$1.1	$2.7	$2.5
Balance Sheet Data at Fiscal Year End
Current Assets	$25.5	$12.7	$8.0	$7.2	$7.2
Current Liabilities	$8.0	$8.5	$6.0	$3.5	$3.5
Working Capital	$17.5	$4.2	$2.0	$3.7	$3.7
Total Assets	$31.9	$16.6	$12.0	$10.3	$9.0
Total Liabilities	$9.1	$8.9	$6.8	$4.0	$4.0
Shareholder Equity	$22.8	$7.7	$5.2	$6.3	$5.0
Return on Assets	77.4%	23.5%	10.3%	27.8%	31.4%
Return on Equity	123.1%	51.9%	19.9%	47.8%	56.5%
Per Share Data(1)
Earnings Per Share	$1.56	$0.28	$0.10	$0.23	$0.21
Dividends Per Share	$0.2525	$0.2100	$0.2000	$0.2000	$0.14
Financial Ratios
Current Ratio	3.2 : 1	1.5 : 1	1.3 : 1	2.1 : 1	2.0 : 1
Quick Ratio	3.2 : 1	1.5 : 1	1.3 : 1	2.1 : 1	2.0 : 1

(1)	Per share data has been restated for the 2007 stock split.

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

On March 27, 2006, FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued, which amends FTB 85-4. The FASB Staff Position states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall re-measure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. FSP FTB 85-4-1 is required to be applied to fiscal years beginning after June 15, 2006. We elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007) and to value our investments in life settlement contracts using the investment method. As of February 29, 2008, our investments in life settlements held for our own account were valued at $1,017,201. This change in accounting principle resulted in an increase in the value of life settlements which we hold for our own account of $457,070.

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

Comparison of Years Ended February 29, 2008 and February 28, 2007 and 2006

We had net income of $18,756,271 for the year ended February 29, 2008 (fiscal 2008), as compared to net income of $3,360,230 for the year ended February 28, 2007 (fiscal 2007) and $1,143,751 for the year ended February 28, 2006 (fiscal 2006). The 458% increase in net income in fiscal 2008 is attributable primarily to a 144% increase in revenues and a 201% increase in revenues net of brokerage and licensee fees. The large increase in revenues, net of brokerage fees, resulted in an increase in income from operations of 491%. The 194% increase in net income in fiscal 2007 was attributable to an almost 150% increase in income from operations, and, to a lesser extent, to increases in interest income and in realized gains on investments. Fiscal 2006 operating income of $1,911,605 was aided by gains on sales of policies held for investment of $1,100,967. Legal costs in fiscal 2008 were $1,660,176, $2,150,126 in fiscal 2007 and $1,545,149 in fiscal 2006 and, after payroll, comprised the largest single general and administrative expense. The costs were attributable primarily to our prosecution of lawsuits against the States of Virginia and Utah and in defending ourselves in the arbitration against our former investment bankers. See Item 3. Legal Proceedings.

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

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities during fiscal 2008 increased by 255% or $8,986,917 to $12,509,720 compared with net cash flows provided by operating activities of $3,522,803 for fiscal 2007 and $1,184,725 in fiscal 2006. This increase in cash flows from operating activities was attributable primarily to a 458% or $15,396,041 increase in net income from $3,360,230 in fiscal 2007 to $18,756,271 in fiscal 2008, and a 194% or $2,216,479 increase in net income in fiscal 2007 vs. fiscal 2006. The increase was helped by an increase in accounts payable of $1,568,755 compared to an increase of $1,849,218 in fiscal 2007. The increase in operating activities cash flow was diminished by (i) an increase in accounts receivable of $6,704,623 compared to an increase of $2,849,728 in fiscal 2007; and (ii) a decrease in net income tax payable of $520,128 versus an increase in fiscal 2007 of $581,239.

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

Investing and Financing Activities - We used cash of $4,207,210 in investing activities in fiscal 2008 vs. $241,500 in fiscal 2007 and $746,685 in fiscal 2006. We purchased $1,727,440 in income funds in fiscal 2008 compared to $53,171 in fiscal 2007 and $413,055 in fiscal 2006. We invested $2,380,558 in property and equipment in fiscal 2008 versus $98,554 in fiscal 2007 and $145,006 in fiscal 2006. In fiscal 2008, this was primarily due to the purchase of the land and building adjacent to our corporate headquarters and the company plane, which was also sold in fiscal 2008. We issued notes receivable totaling $425,000 for cash advanced to a company in fiscal 2008. We purchased policies for investment purposes in fiscal 2008 for $464,212 vs. $89,775 in fiscal 2007 and $1,176,269 in 2006. In fiscal 2006, we received proceeds from the sale of policies of $1,651,208.

We used $3,626,032 in financing activities in fiscal 2008 vs. $1,547,521 in fiscal 2007 and a source of $246,910 in fiscal 2006. We paid down $3,206,168 on our operating line of credit and loans in fiscal 2008 compared with payments of $761,849 in fiscal 2007 and $147,866 in fiscal 2006. We received proceeds from loans of $2,289,226 in fiscal 2008 and $2,291,018 in fiscal 2006. We used cash to pay dividends of $2,445,218 in fiscal 2008, which increased the prior dividend level. We paid dividends of $1,391,672 in fiscal 2007 and $1,896,242 in fiscal 2006. We purchased shares on the open market (treasury shares) for $563,872 in fiscal 2008.

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

	Fiscal 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$17,578,976	$17,646,109	$19,298,726	$18,085,444
Income from Operations	$6,832,106	$6,340,831	$7,721,710	$7,242,659
Pre-tax Income	$7,023,606	$6,564,777	$7,959,225	$7,144,150
Net Income	$4,723,946	$4,341,111	$5,215,695	$4,475,519
Net Income Per Share	$0.39	$0.36	$0.44	$0.37

	Fiscal 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$6,166,797	$6,586,609	$7,318,909	$9,723,008
Income from Operations	$571,073	$639,202	$1,229,316	$2,320,057
Pre-tax Income	$258,922	$151,743	$1,249,371	$3,047,216
Net Income	$470,992	$223,743	$847,606	$1,817,889
Net Income Per Share	$0.04	$0.02	$0.07	$0.15

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements. The consolidated financial statements for the fiscal years ended February 29, 2008, and February 28, 2007 and 2006, are included in this report beginning on page 33.

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

May 16, 2008	Life Partners Holdings, Inc.

	By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian D. Pardo Brian D. Pardo	President, Principal Executive Officer, and Director	May 16, 2008

/s/ David M. Martin David M. Martin	Chief Financial Officer	May 16, 2008

/s/ R. Scott Peden R. Scott Peden	Secretary, Director	May 16, 2008

/s/Tad Ballantyne Tad Ballantyne	Director	May 16, 2008

/s/ Harold Rafuse Dr. Harold Rafuse	Director	May 16, 2008

/s/ Fred Dewald Fred Dewald	Director	May 16, 2008

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Life Partners Holdings, Inc. and subsidiaries as of February 29, 2008, and February 28, 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years ended February 29, 2008, and February 28, 2007 and 2006. These consolidated financial statements are the responsibility of Life Partners Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We have audited Life Partners Holdings, Inc. and subsidiaries’ internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Life Partners Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A — Controls and Procedures. Our responsibility is to express an opinion on Life Partners Holdings, Inc.’s internal control over financial reporting based on our audit.

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

/s/ Murrell, Hall, McIntosh & Co. PLLP
Oklahoma City, Oklahoma

May 14, 2008

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

ASSETS

CURRENT ASSETS:	Feb. 29, 2008	Feb. 28, 2007
Cash	$8,197,499	$3,521,021
Investment in securities	4,568,494	3,977,383
Accounts receivable - trade	11,514,717	4,451,299
Accounts receivable - employees	62,913	90,424
Accounts receivable – others	118,716	450,000
Notes receivable	525,000	100,000
Prepaid expenses	495,645	111,717

Total current assets	25,482,984	12,701,844
PROPERTY AND EQUIPMENT:
Land and building	2,163,252	954,103
Proprietary software	421,187	421,187
Machinery and equipment	930,757	669,147
Transportation equipment	145,300	139,500
	3,660,496	2,183,937
Accumulated depreciation	(1,140,851)	(881,109)
	2,519,645	1,302,828
OTHER ASSETS:
Premium advances net of reserve for uncollectible of $4,304,062 in 2008 and $3,339,516 in 2007	-	-
Investments in policies	1,017,201	552,989
Other	831,700	721,700
Deferred income taxes	2,010,427	1,319,417
	3,859,328	2,594,106
Total Assets	$31,861,957	$16,598,778

See the accompanying summary of accounting policies and notes to the consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

LIABILITIES AND SHAREHOLDERS' EQUITY

	Feb. 29, 2008	Feb. 28, 2007
CURRENT LIABILITIES:
Accounts payable	$6,526,820	$4,712,708
Accrued liabilities - contingencies and other	944,300	1,142,535
Current portion of long-term debt	97,338	53,929
Short-term notes payable	1,621	1,679,837
Deferred revenue	268,850	256,400
Income taxes payable	178,070	698,198
	8,016,999	8,543,607
LONG-TERM DEBT, net of current portion shown above	1,067,513	349,648

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 18,750,000 shares
authorized; 12,019,483 shares issued and outstanding	120,194	120,194
Additional paid-in capital	11,490,360	11,190,360
Retained earnings	12,865,732	(3,199,964)
Accumulated other comprehensive loss	(762,828)	(32,926)
Less: Notes receivable issued for common stock	-	(372,141)
Less: Treasury stock – 91,531 shares	(936,013)	-
Total shareholders’ equity	22,777,445	7,705,523
Total liabilities and shareholders’ equity	$31,861,957	$16,598,778

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

See the accompanying summary of accounting policies and notes to the consolidated financial statements

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 AND 2006

	Common Stock						Treasury Stock
	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity
Balance, February 28, 2005	12,019,483	$120,194	$10,584,360	$(4,103,860)	$(13,234)	$(323,631)	258,269	$-	$6,263,829
Dividends declared	-	-	-	(1,896,242)	-	-	-	-	(1,896,242)
Other comprehensive loss	-	-	-	-	(228,226)	-	-	-	(228,226)
Note for stock - accrued interest	-	-	-	-	-	(48,510)	-	-	(48,510)
Replacement shares issued	-	-	-	-	-	-	(22,728)	-	-
Net income for the year ended February 28, 2006	-	-	-	1,143,751	-	-	-	-	1,143,751
Balance, February 28, 2006	12,019,483	$120,194	$10,584,360	$(4,856,351)	$(241,460)	$(372,141)	235,541	$-	$5,234,602
Cumulative effect of accounting change, net of income tax of $176,000 - Restated	-	-	-	281,070	-	-	-	-	281,070
Adjusted balance, February 28, 2006 - Restated	12,019,483	$120,194	$10,584,360	$(4,575,281)	$(241,460)	$(372,141)	235,541	$-	$5,515,672
Dividends declared	-	-	-	(1,984,913)	-	-	-	-	(1,984,913)
Other comprehensive gain	-	-	-	-	208,534	-	-	-	208,534
Shares issued to IGE shareholder	-	-	-	-	-	-	(1,250)	-	-
Options exercised	-	-	606,000	-	-	-	(125,000)	-	606,000
Net income for the year ended February 28, 2007	-	-	-	3,360,230	-	-	-	-	3,360,230
Balance, February 28, 2007 - Restated	12,019,483	$120,194	$11,190,360	$(3,199,964)	$(32,926)	$(372,141)	109,291	$-	$7,705,523
Dividends declared	-	-	-	(2,690,575)	-	-	-	-	(2,690,575)
Other comprehensive loss	-	-	-	-	(729,902)	-	-	-	(729,902)
Options exercised	-	-	300,000	-	-	-	(62,500)	-	300,000
Foreclosure on Texas 50 Note for Stock	-		-	-	-	372,141	12,808	(372,141)	-
Purchase of treasury stock	-	-	-	-	-	-	31,944	(563,872)	(563,872)
Shares Issued to IGE shareholder	-	-	-	-	-	-	(12)	-	-
Net income for the year ended ended February 29, 2008	-	-	-	18,756,271	-	-	-	-	18,756,271
Balance, February 29, 2008	12,019,483	$120,194	$11,490,360	$12,865,732	$(762,828)	$-	91,531	$(936,013)	$22,777,445
See the accompanying summary of accounting policies and notes to the consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$18,756,271	$3,360,230	$1,143,751

Adjustments to reconcile net income to operating activities:

Depreciation	325,279	234,136	213,382
Policy acquisition expense	-	-	620,764
Gain on sale of policies for investment purposes	-	-	(1,100,967)
Impairment of investment in partnership	-	663,344	-
Gain on asset disposals	(61,538)	-	-

(Increase) decrease in operating assets:

Accounts receivable	(6,704,623)	(2,849,728)	288,033
Prepaid expenses	(383,928)	145,815	(240,496)
Deferred income taxes	(284,583)	(330,417)	(348,000)

Increase (decrease) in operating liabilities:

Accounts payable	1,568,755	1,849,218	289,016
Accrued liabilities	(198,235)	(142,434)	249,177
Income taxes payable	(520,128)	581,239	3,715
Deferred revenue	12,450	11,400	66,350

Net cash provided by operating activities	12,509,720	3,522,803	1,184,725

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable	(425,000)	-	-
Investment in income funds	(1,727,440)	(53,171)	(413,055)
Purchases of property and equipment	(2,380,558)	(98,554)	(145,006)
Proceeds from sale of property and equipment	900,000	-	-
Investment in partnership	-	-	(663,344)
Purchase of policies for investment purposes and capitalized premiums	(464,212)	(89,775)	(1,176,269)
Proceeds from sale of policies for investment purposes	-	-	1,651,208
Purchases of artifacts	(110,000)	-	(219)

Net cash used in investing activities	(4,207,210)	(241,500)	(746,685)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	2,289,226	-	2,291,018
Payments on notes payable	(3,206,168)	(761,849)	(147,866)
Stock options exercised	300,000	606,000	-
Purchases of treasury shares	(563,872)	-	-
Dividends paid	(2,445,218)	(1,391,672)	(1,896,242)

Net cash used in financing activities	(3,626,032)	(1,547,521)	246,910

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,676,478	1,733,782	684,950

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,521,021	1,787,239	1,102,289

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,197,499	$3,521,021	$1,787,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid, net of capitalized amounts	$162,508	$493,651	$94,084
Income taxes paid	$10,024,198	$1,032,381	$1,070,581

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:

Unrealized gain (loss) on marketable securities, net of taxes	$(729,902)	$208,534	$(228,226)

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

In September 2006, the FASB issued Statement No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at February 29, 2008:

		Less than 12 Months		12 Months or More
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Total Unrealized Losses
As of February 29, 2008
Market Income Funds	$2,070,045	$1,053,246	$2,498,449	$116,009	$4,568,494	$1,169,255
Total temporarily impaired securities	$2,070,045	$1,053,246	$2,498,449	$116,009	$4,568,494	$1,169,255
As of February 28, 2007
Market Income Funds	$47,100	$3,393	$1,578,015	$127,309	$1,625,115	$130,702
Total temporarily impaired securities	$47,100	$3,393	$1,578,015	$127,309	$1,625,115	$130,702

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

(7) LONG-TERM DEBT

As of February 29, 2008, we had the following long-term debt:

	Current	Long-Term

6.49% note payable to a bank, due in installments of $7,669 through December, 2017, secured by land and office building	$40,321	$774,587

5.625% note payable to a bank, due in installments of $6,270 through July 2013, secured by land and office building	$57,017	$292,926

	$97,338	$1,067,513

Maturities on long-term debt for each of the next five years and thereafter are as follows:

Amount

2009	$97,338
2010	103,325
2011	109,683
2012	116,434
2013	123,651
Thereafter	614,469
$1,164,851
Less Current Portion Long-Term Debt	(97,338)
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

	For the Year Ended February 29/28,
	2008		2007		2006
	Before Stock Split	After Stock Split	Before Stock Split	After Stock Split	Before Stock Split	After Stock Split
Shares Outstanding:
Common Stock issued and outstanding	9,542,361	11,927,951	9,528,153	11,910,191	9,427,153	11,783,941
Treasury Stock	73,225	91,531	87,433	109,291	188,433	235,541
Average Common and Common Equivalent Shares Outstanding:
Basic and Diluted	9,595,798	11,994,747	9,447,879	11,809,849	9,409,102	11,761,378
Basic and Diluted Earnings per Share
Net Income	1.95	1.56	0.36	0.28	0.12	0.10
Basic and Diluted Earnings per Share
Comprehensive Income	1.88	1.50	0.38	0.30	0.10	0.08

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