Form 10-Q
period 2008-05-31
LIFE PARTNERS HOLDINGS INC
filed 2008-07-09
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2008

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 0-7900

LIFE PARTNERS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Texas (State of incorporation)	74-2962475 (I.R.S. Employer ID no.)

204 Woodhew Drive Waco, Texas (Address of Principal Executive Offices)	76712 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, $.01 par value, outstanding as of May 31, 2008: 11,887,213

Transitional Small Business Disclosure Format: Yes ☐ No ☒

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - May 31, 2008 and February 29, 2008	3-4

	Consolidated Condensed Statements of Income - For the Three Months
	Ended May 31, 2008 and 2007	5

	Consolidated Condensed Statements of Cash Flows - For the Three Months Ended
	May 31, 2008 and 2007	6

	Notes to Consolidated Condensed Financial Statements	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

Signatures		21

Exhibit Index		22

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
MAY 31, 2008 (Unaudited) AND FEBRUARY 29, 2008

ASSETS
	May 31, 2008	February 29, 2008
CURRENT ASSETS:
Cash	$10,613,429	$8,197,499
Investment in securities	5,037,421	4,568,494
Accounts receivable - trade	15,940,974	11,514,717
Accounts receivable - employees and others	178,999	181,629
Notes receivable	535,356	525,000
Prepaid expenses	538,999	495,645
Total current assets	32,845,178	25,482,984

PROPERTY AND EQUIPMENT:
Land and building	2,128,785	2,163,252
Proprietary software	482,946	421,187
Furniture, fixtures and equipment	1,061,438	930,757
Transportation equipment	145,300	145,300
	3,818,469	3,660,496

Accumulated depreciation	(1,217,815)	(1,140,851)
	2,600,654	2,519,645

OTHER ASSETS:
Premium advances net of reserve for uncollectible of $4,550,582 and $4,304,062, respectively	-	-
Investments in policies	2,162,688	1,017,201
Artifacts and other	831,700	831,700
Deferred income taxes	2,035,366	2,010,427
	5,029,754	3,859,328
Total assets	$40,475,586	$31,861,957

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
MAY 31, 2008 (Unaudited) AND FEBRUARY 29, 2008

LIABILITIES AND SHAREHOLDERS' EQUITY

	May 31, 2008	February 29, 2008
CURRENT LIABILITIES:
Accounts payable	$7,391,471	$6,526,820
Accrued liabilities - contingencies and other	780,502	944,300
Current portion of long-term debt	40,959	97,338
Short-term notes payable	-	1,621
Deferred revenue	272,150	268,850
Income taxes payable	3,636,320	178,070

Total current liabilities	12,121,402	8,016,999

LONG-TERM DEBT, net of current portion shown above	764,401	1,067,513

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value 18,750,000 shares authorized;
12,019,483 shares issued and outstanding	120,194	120,194
Additional paid-in capital	11,490,360	11,490,360
Retained earnings	18,258,541	12,865,732
Accumulated other comprehensive loss, net of taxes	(644,248)	(762,828)
Less: Treasury stock – 132,270 and 91,531 shares, respectively	(1,635,064)	(936,013)

Total shareholders' equity	27,589,783	22,777,445

Total liabilities and shareholders' equity	$40,475,586	$31,861,957

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MAY 31, 2008 AND 2007
(Unaudited)

	2008	2007
REVENUES	$24,438,146	$17,578,976
BROKERAGE FEES	12,177,872	8,677,703
REVENUES, NET OF BROKERAGE FEES	12,260,274	8,901,273
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	2,344,270	1,807,045
Settlement costs	145,519	203,475
Depreciation	76,964	58,647
	2,566,753	2,069,167
INCOME FROM OPERATIONS	9,693,521	6,832,106
OTHER INCOME (EXPENSES):
Interest and other income	386,684	355,707
Interest expense	(19,402)	(32,124)
Premium advances, net	(260,372)	(142,623)
Realized gain on investments	-	10,540
	106,910	191,500
INCOME BEFORE INCOME TAXES	9,800,431	7,023,606
INCOME TAXES:
Current tax expense	3,636,320	2,306,559
Deferred tax benefit	(84,463)	(6,899)
	3,551,857	2,299,660
NET INCOME	$6,248,574	$4,723,946
EARNINGS:
Per share – Basic and Diluted	$.52	$0.40
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	11,909,910	11,955,825
THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$6,248,574	$4,723,946
Unrealized gain (loss) on investment securities, net of taxes	115,768	(3,618)
COMPREHENSIVE INCOME	$6,364,342	$4,720,328
BASIC AND DILUTED EARNINGS:
Per share – Basic and Diluted	$.53	$0.39

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,248,574	$4,723,946
Adjustments to reconcile net income to operating activities:
Depreciation	76,964	58,647
(Increase) in operating assets:
Accounts receivable	(4,433,983)	(29,115)
Prepaid expenses	(43,354)	(65,141)
Deferred income taxes	(84,463)	(6,899)
Increase (decrease) in operating liabilities:
Accounts payable	864,651	(2,344,820)
Accrued liabilities	(163,798)	(40,461)
Income taxes payable	3,458,250	878,559
Deferred revenue	3,300	3,650
Net cash provided by operating activities	5,926,141	3,178,366
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	(290,823)	(718,965)
Purchases of property and equipment	(157,974)	(5,798)
Purchase of artifacts	-	(50,000)
Purchase of policies for investment purposes and capitalized premiums	(1,145,487)	(109,782)
Note receivable	-	(100,000)
Net cash used in investing activities	(1,594,284)	(984,545)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(361,112)	(635,947)
Stock options exercised	-	300,000
Purchase of treasury stock	(699,050)	-
Dividends	(855,765)	(598,635)
Dividends payable	-	630,833
Net cash used in financing activities	(1,915,927)	(303,749)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,415,930	1,890,072
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,197,499	3,521,021
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,613,429	$5,411,093
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$19,402	$32,124
Income taxes paid	$178,000	$712,000
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Unrealized gain (loss) on marketable securities, net of taxes	$115,768	$(3,618)

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.
Notes to Consolidated Condensed Financial Statements
May 31, 2008
(Unaudited)

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 29, 2008 (“Fiscal 2008”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Unaudited Interim Financial Information

These Consolidated Condensed Financial Statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our most recent Annual Report on Form 10-K.

(1) DESCRIPTION OF BUSINESS

Life Partners Holdings, Inc. (”we” or “Life Partners”) is a financial services company and the parent company of Life Partners, Inc. (“LPI”). LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements”. These financial transactions involve the purchase of life insurance policies at a discount to their face value for investment purposes.

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

Our securities investments had unrealized losses of $991,151 and $1,169,255 at May 31, and February 29, 2008, respectively. Based on our analysis of these securities we have concluded that the gross unrealized losses are temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The cost and estimated market value of the investment securities classified as available-for-sale as of May 31, 2008, are as follows:

	Cost	Gross Unrealized Losses	Fair Value
Market income funds	$6,028,572	$(991,151)	$5,037,421

(3) LONG-TERM DEBT

As of May 31, 2008, we had the following long-term debt:

6.49% note payable to a bank, due in installments of $7,669 through December 2017 secured by land and office building	$805,360
Less current portion of long term debt	(40,959)
Total net of current portion	$764,401

Maturities on long-term debt for each of the next five years and thereafter are as follows:

May 31,
2009	$40,959
2010	43,698
2011	46,620
2012	49,737
2013	53,063
Thereafter	571,283
$805,360
Less current portion	(40,959)

Long term debt, net of current portion	$764,401

(4) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at May 31, 2008, result in an increase in the deferred tax asset of $24,939, which we believe to be fully realizable.

Following are the components of the deferred tax asset as of May 31, 2008:

Excess tax over financial accounting -
Depreciation	$(73,218)
Excess financial accounting over tax –
Unrealized loss on investments	346,903
Accrued contingency costs	111,458
Reserve for premium advances	1,592,704
Acquired life insurance policies	57,519
Net deferred tax asset	$2,035,366

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The adoption of FIN 48 on March 1, 2007, did not have a material effect on our financial position.

(5) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends. We declared and paid dividends when and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount*
02/19/07	03/15/07	$0.0500
05/10/07	06/18/07	$0.0625
08/13/07	09/14/07	$0.0600
11/13/07	12/15/07	$0.0700
02/08/08	03/14/08	$0.0600
05/21/08	06/16/08	$0.0700

________________
*      The dividend amounts reflect historical payments and are not adjusted for the stock split

Stock Split. On August 14, 2007, our board of directors authorized a five-for-four split of the common stock affected in the form of a stock dividend to be distributed on or about September 28, 2007, to holders of record on September 14, 2007. Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. The par value of the additional shares of common stock issued in connection with the stock split was credited to “Common stock” and a like amount charged to “Additional paid-in-capital”. Also, on August 15, 2007, we increased our authorized common stock from 10,000,000 shares to 18,750,000 shares.

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. We adopted FAS 123(R) during Fiscal 2006. Since no employee options were granted, modified or settled during the three months ended May 31, 2008 or 2007, there was no stock-based compensation expense included in net income for such periods.

As of May 31, 2008, and February 29, 2008, there were no stock options outstanding.

(6) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. Face value of the policies in question total $318,450 and are recorded in accrued liabilities at May 31, 2008. During the three months ended May 31, 2008, we did not pay out any amounts related to these instances and we did not accrue any additional liability for future claims that might arise in relation to these policies.

We record provisions in the Consolidated Condensed Financial Statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed elsewhere in this note: (i) management has not concluded that it is probable that a loss has been incurred in any pending litigation; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending litigation; and (iii) accordingly, management has not provided any amounts in the Consolidated Condensed Financial Statements for unfavorable outcomes, if any.

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

In accordance with FSP FTB 85-4-1, we estimate our premium obligation for the policies in which we own for investment purposes to be $168,059 over the next five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Condensed Financial Statements.

We provide the following discussion to assist in understanding our financial position as of May 31, 2008, and results of operations for the three months ended May 31, 2008 and 2007. As you read this discussion, refer to our Consolidated Condensed Statements of Income and our Consolidated Condensed Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements. We presume that readers have read or have access to our Annual Report on Form 10-K for fiscal 2008. The Notes to the Consolidated Condensed Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America. To guide our preparation, we follow accounting policies, some of which represent critical accounting policies as defined by the SEC. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent liabilities, and the reported amounts of income and expenses during the reporting period which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, knowledge of the accounts and other factors that are believed to be reasonable. Because of the nature of the judgments and assumptions made by management, actual results may differ materially from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations. Areas affected by our estimates and assumptions are identified below.

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

On March 27, 2006, FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued. The FASB Staff Position states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall re-measure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We adopted FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007) and chose to value our investments in life settlement contracts using the investment method. As of May 31, 2008, our investments in life settlements held for our own account were valued at $2,162,688. This change in accounting principle resulted in an increase in the value of life settlements that we hold for our own account of $457,070.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment at May 31, 2008.

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

New Accounting Pronouncements

On March 27, 2006, the FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued. We elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007) and value our investments in life settlement contracts using the investment method, in which we recognize the initial investment at the purchase price plus all initial direct costs and capitalize the continuing costs (policy premiums and direct external costs, if any) required to keep the policy in force. See “Critical Accounting Estimates, Assumptions and Policies” above.

During the three months ended May 31, 2008, we incurred settlement expenses of $145,519 for the resolution of litigation or potential litigation. A significant portion of this amount was related to the settlement of litigation involving an alleged breach of contract in order to avoid the costs of litigation. Most other settlements involve purchaser claims and relatively minor settlement amounts. In some instances, we have repurchased some interests in policies to settle claims. In these cases, only the excess (if any) of the settlement payment over the expected net proceeds recoverable of the repurchased policy is charged to settlement expense. In accordance with the investment method described in FSP FTB 85-4-1, the policy is recorded as an asset under “Investments in policies” and the cash expenditure is recorded on our cash flow statement under “Purchase of policies for investment purposes and capitalized premiums”. For these types of settlements during the period, we recorded $145,519 of settlement expense and $1,145,487 for purchases of policies for investment purposes. These policies are tested for impairment as required under FSP FTB 85-4-1.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (FSP No.157-2), Effective Date of FASB Statement No. 157, that defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities. SFAS 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. Management is assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is applied prospectively upon adoption. We did not elect fair value treatment for any assets or liabilities under SFAS 159 as of May 31, 2008.

In December 2007, the FASB issued Statement No. 160, Non-Controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We currently have no such interests and do not expect the adoption of SFAS No. 160 to have a material impact on our financial condition, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on our financial statements.

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

Over the past few years, the distinction between viatical and life settlements has diminished and the markets have largely merged. Many state regulations govern both types of transactions in the same manner and the services we provide for both types of transactions are the same. Thus, we view both viatical and life settlements to be within the same line of business and do not distinguish between them for financial reporting purposes. Throughout this report, we refer to all of our transactions generally as “life settlements”.

We are a financial services company, providing purchasing services for life settlements to our client base. We do this by matching life settlors with purchasers. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. In order to meet market demand and maximize our value to our clients, we have made significant investment in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 71,000 purchaser transactions associated with the purchase of almost 6,000 policies totaling over $1.2 billion in face value. We believe our experience, infrastructure and intellectual capital gives us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the three months ended May 31, 2008 and 2007:

	2008	2007
Number of settlements	48	57
Face value of policies	$181,339,708	$80,345,335
Average revenue per settlement	$509,128	$308,403
Net revenues derived*	$12,260,274	$8,901,273

__________________
*      The revenues derived are exclusive of brokerage and referral fees.

We have increased our efforts to market our services to institutional investors and have been successful in attracting institutional clients. We will continue these marketing efforts to institutions and seek to develop services and lines of business specifically tailored for the needs of institutional investors.

Comparison of the Three Months Ended May 31, 2008 and 2007

We reported net income of $6,248,574 for the three months ended May 31, 2008 (hereafter “the First Quarter of this year”), compared to net income of $4,723,946 for the three months ended May 31, 2007 (hereafter “the First Quarter of last year”). Our stronger net income resulted primarily from a 39% increase in revenues. While the number of settlements transacted, compared to the previous year’s quarter, decreased from 57 to 48, the average revenue per settlement increased by 65% and total revenues net of brokerage fees increased by 38%.

Revenues - Revenues increased by $6,859,170 or 39% from $17,578,976 in the First Quarter of last year to $24,438,146 in the First Quarter of this year. This increase was due primarily to a 126% increase in our total business volume (i.e. the total face value of all settlements transacted by us during a period) from $80,345,335 in the First Quarter of last year to $181,339,708 in the First Quarter of this year, continuing a trend toward fewer transactions, but with larger face amounts. This resulted in a 65% increase in the average revenue per settlement.

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

We believe the increasing demand for our services results from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments. Returns on life settlements are linked to the lives of the insureds. As such, settlements function independently from, and are not correlated to, traditional equity and debt markets and commodity investments. We benefit from the investment community searching for returns higher than what is currently available in the traditional marketplace. Demand for our services emanates from both domestic and international purchasers. During the First Quarter of this year, domestic purchasers accounted for 99.9% of the revenues, while international purchasers accounted for the balance. The ratio of domestic clients to international clients was relatively unchanged from last year. We do not anticipate significant changes in the ratio between domestic and foreign business.

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

Increased demand for our services was also aided by the institution of legal proceedings against the industry’s largest life settlement provider. In October 2006, the Attorney General for the State of New York filed a civil lawsuit against our principal competitor claiming it violated fraud and antitrust laws by making secret payments to brokers that stifled bidding and that were unknown to policy sellers. In May 2007, the State of Florida filed a show cause order against the same competitor alleging similar unfair business practices. While we cannot assess the merits of the allegations in these proceedings, our total business volume increased after the filing of the New York proceeding, and we believe we have sufficient empirical data to classify this increase as a trend that continued into fiscal 2008 and fiscal 2009. In addition to any direct effect on our operating results, we believe these proceedings had a profoundly positive effect on the life settlement market in general, promoting fair dealing in the market and underscoring the fiduciary duty owed by brokers to sellers. A cleaner, more transparent market should have lasting benefits for the industry in general.

Brokerage and Referral Fees - Brokerage and referral fees increased 40% or $3,500,169 from $8,677,703 in the First Quarter of last year to $12,177,872 in the First Quarter of this year. We believe the New York Attorney General’s lawsuit referenced above has sparked a trend toward more complete fee disclosures by brokers to sellers resulting in lower brokerage fees. In the First Quarter of this year, broker referrals accounted for 99.9% of the total face value of policies transacted compared with 90% of the policies presented in the First Quarter of last year. Broker referrals represented 92% of the number of total policies presented with the balance referred directly. Directly presented policies tend to have a much smaller face amount than brokered policies and thus make up a smaller percentage of the total face value of policies transacted. Policies presented from three brokers constituted 47% of the total face value of all completed transactions during the First Quarter of this year compared with 73% of the total face value of all completed policies being presented by two brokers during the First Quarter of last year.

Brokerage and referral fees generally increase or decrease with revenues, face values of policies transacted and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual policyholders whom they represent. In some instances, several brokers may compete for representation of the same seller, which may result in lower broker fees. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category and individual agreements between clients and their referring financial planners. No broker fees are paid when a viator or life settlor is not represented by a broker and presents a policy to us directly.

Some states are moving to license life settlement brokerage activity, which may result in the capping of fees or the disclosure of fees, either of which would tend to lower the fees. The New York Attorney General’s suit discussed above may further encourage the disclosure or regulation of brokerage compensation.

Brokerage fees associated with the purchase of policies for our own investment are not included in this line item, but are included under the line item entitled “policy acquisition expense”.

Expenses – General and administrative expenses increased by 30% or $537,225 from $1,807,045 in the First Quarter of last year to $2,344,270 in the First Quarter of this year due primarily to increases in bonuses and legal expenses related to governmental relations. Legal expenses for governmental relations with regulatory agencies during the First Quarter of this year were $147,050 versus $9,000 in the First Quarter of last year. Because of the trend toward higher face value policies, our substantial investment in proprietary software and our improvements in automated processing procedures, we are able to increase our volume substantially without a similar increase in our general and administrative expenses.

General and administrative expenses also included substantial legal expenses of $463,156 in the First Quarter of this year and $399,471 in the First Quarter of last year. These expenses are primarily associated with the prosecution of legal actions against the States of Virginia and Utah and for other non-recurring legal issues.

We made advances on policy premiums primarily to maintain certain older viatical settlement transactions. During the three months ended May 31, 2008 and 2007, we made premium advances of $358,562 and $322,762, respectively, and were reimbursed $98,190 and $180,139, respectively. The settlements, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy. While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers. Reimbursements for these premiums will come either from the purchasers or from the distribution of such purchaser’s proceeds paid when the insured dies. Premium advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive. Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

Other income and expenses decreased from $191,500 in the First Quarter of last year to $106,910 in the First Quarter of this year primarily due to an increase in net premium advances.

Income Taxes - Income tax expense increased by $1,252,197 from $2,299,660 in the First Quarter of last year to $3,551,857 in the First Quarter of this year. The increase was due primarily to a $2,776,825 increase in income before income taxes.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of May 31, 2008:
	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Long-term debt	$805,360	$40,959	$90,318	$102,800	$571,283
Lease commitments	105,300	32,400	64,800	8,100	-
Total	$910,660	$73,359	$155,118	$110,900	$571,283

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the First Quarter of this year were $5,926,141. The cash flows from operating activities resulted primarily from net income of $6,248,574, an increase in income taxes payable of $3,458,250 and an increase in accounts payable of $864,651, offset by a $4,433,983 increase in accounts receivable. The increase in accounts payable includes $855,765 of dividends declared for the First Quarter of this year. The increase in accounts receivable reflect transactions completed, but not closed during the period, most of which are paid within four to six weeks after the end of the settlement closing.

Investing Activities - Net cash flow used in investing activities was $1,594,284 during the First Quarter of this year. This amount consists of $1,145,487 for the purchase of policies for investment purposes, a $290,823 investment in income funds and $157,974 for the purchase of property and equipment. In comparison, in the First Quarter of last year, we used $984,545 for investing activities, of which $718,965 was invested in income funds. The shift from the purchase of income funds during the First Quarter of last year to the purchase of policies for our own investment reflects our belief in the long-term investment value of life settlements and the opportunity to use our expertise and investment capital in order to build future value.

Financing Activities – We used $1,915,927 of net cash in financing activities during the first three months of this year. The components of financing activities are $855,765 for dividends, $699,050 to purchase treasury stock and $361,112 for monthly payments on notes payable and retirement of debt on the corporate headquarters building. In the First Quarter of last year, we did not make any treasury stock purchases. Our treasury stock purchases follow the Board’s decision of January 15, 2008 to repurchase up to one million shares of our common stock when market conditions warrant and we have adequate funds. Since the authorization, we have repurchased 72,683 shares at a total cost of $1,262,923.

Working Capital and Capital Availability - As of May 31, 2008, we had working capital of $20,723,776.  To facilitate the purchase of policies for our own account and for short-term cash flow management and operating capital requirements, we maintain a credit line. The credit line is secured by our cash and securities on deposit. As of May 31, 2008, the line of credit carried an interest rate at New York prime and had a borrowing base of $2.4 million. There was no outstanding balance as of May 31, 2008 and a $1,621 balance at February 29, 2008.

We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs. In addition, we continue to explore the formation of strategic alliances for joint ventures and other types of financing opportunities, which will provide more capital for us to purchase more policies for our own investment.

Our strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for life settlements, especially from institutional investors, will continue to grow as the prospects for economic conditions remain uncertain and investors look for alternative investments. In response to the projected demand for qualified life settlement transactions, we are increasing our advertising and professional awareness marketing to potential sellers of policies and will continue to expand our marketing efforts to purchasers of life settlements with special focus on attracting more institutional investors.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure in the financial markets consists of the balance of our cash and investment account that exceed FDIC insured amounts, financial market effects on our market income funds held for investment and the balance of our debt obligation outstanding.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended May 31, 2008, we incurred settlement expenses of $145,519 for the resolution of litigation or potential litigation. A significant portion of this amount was related to litigation involving an alleged breach of contract which we settled to avoid the costs of litigation. Most other settlements involved purchaser claims and relatively minor settlement amounts. In some instances, we have repurchased interests in policies to settle claims. In these cases, only the excess (if any) of the settlement payment over the investment value of the repurchased policy interest is charged to settlement expense. The balance is recorded on our balance sheet as an asset under “Investments in policies” and the cash expenditure is recorded on our cash flow statement under “Purchase of policies for investment purposes and capitalized premiums”. For these types of settlements during the first three months of fiscal 2009, we recorded $145,519 of settlement expense and $1,145,487 for purchases of policies for investment purposes.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008. There has been no significant change to identified risk factors during the First Quarter of this year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) We had no unregistered sales of securities during the First Quarter of this year.

(b) None

(c) We repurchased the following shares for a total cost of $699,050 during the First Quarter of this year.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
March 2008	5,000	$14.02	36,944	963,056
April 2008	18,739	$17.68	55,683	944,317
May 2008	17,000	$17.51	72,683	927,317

The purchases are made at management’s discretion based on market conditions and our financial resources.

ITEM 6. EXHIBITS

31.1     Rule 13a-14(a) Certifications

32.1     Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 9, 2008

Life Partners Holdings, Inc.

By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer

(Signing on behalf of the registrant and as principal executive officer)

By:	/s/ David M. Martin
David M. Martin
Chief Financial Officer

EXHIBIT INDEX
DESCRIPTION OF EXHIBITS
Number	Description	Page

31.1	Rule 13a-14(a) Certifications	23-24
32.1	Section 1350 Certification	25