Form 10-Q
period 2008-08-31
LIFE PARTNERS HOLDINGS INC
filed 2008-10-10
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2008

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, $.01 par value, outstanding as of August 31, 2008: 11,887,213

Transitional Small Business Disclosure Format: Yes ☐ No ☒

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – August 31, 2008 and February 29, 2008	3-4

	Consolidated Condensed Statements of Income - For the Three and Six Months
	Ended August 31, 2008 and 2007	5

	Consolidated Condensed Statements of Cash Flows - For the Six Months Ended
	August 31, 2008 and 2007	6

	Notes to Consolidated Condensed Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 4.	Submission of Matters to a Vote of Shareholders	23

Item 6.	Exhibits	23

Signatures		24

Exhibit Index		25

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AUGUST 31, 2008 (Unaudited) AND FEBRUARY 29, 2008

ASSETS

	August 31, 2008	February 29, 2008
CURRENT ASSETS:

Cash and cash equivalents	$3,224,899	$8,197,499
Investment in securities	4,265,487	4,568,494
Accounts receivable - trade	25,350,335	11,514,717
Accounts receivable - employees and others	154,794	181,629
Notes receivable	541,973	525,000
Prepaid expenses	444,611	495,645
Total current assets	33,982,099	25,482,984

PROPERTY AND EQUIPMENT:
Land and building	2,131,285	2,163,252
Proprietary software	493,513	421,187
Furniture, fixtures and equipment	1,167,339	930,757
Transportation equipment	145,300	145,300
	3,937,437	3,660,496
Accumulated depreciation	(1,301,461)	(1,140,851)
	2,635,976	2,519,645

OTHER ASSETS:
Premium advances net of reserve for uncollectible of $4,916,956 and $4,304,062, respectively	-	-
Investments in policies	6,283,799	1,017,201
Artifacts and other	831,700	831,700
Deferred income taxes	2,461,877	2,010,427
	9,577,376	3,859,328
Total assets	$46,195,451	$31,861,957

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AUGUST 31, 2008 (Unaudited) AND FEBRUARY 29, 2008

LIABILITIES AND SHAREHOLDERS' EQUITY
	August 31, 2008	February 29, 2008
CURRENT LIABILITIES:
Accounts payable	$9,268,283	$6,526,820
Accrued liabilities - contingencies and other	903,686	944,300
Current portion of long-term debt	41,608	97,338
Short-term notes payable	-	1,621
Deferred revenue	276,350	268,850
Income taxes payable	2,155,213	178,070
Total current liabilities	12,645,140	8,016,999

LONG-TERM DEBT, net of current portion shown above	754,051	1,067,513

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value 18,750,000 shares authorized; 12,019,483 shares issued and outstanding	120,194	120,194
Additional paid-in capital	11,490,360	11,490,360
Retained earnings	24,037,680	12,865,732
Accumulated other comprehensive loss, net of taxes	(1,216,910)	(762,828)
Less: Treasury stock – 132,270 and 91,531 shares, respectively	(1,635,064)	(936,013)

Total shareholders' equity	32,796,260	22,777,445

Total liabilities and shareholders' equity	$46,195,451	$31,861,957

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2008 AND 2007
(Unaudited)

	Three Months		Six Months
	2008	2007	2008	2007
REVENUES	$24,788,725	$17,646,109	$49,226,871	$35,225,085
BROKERAGE FEES	11,376,771	9,048,770	23,554,643	17,726,473
REVENUES, NET OF BROKERAGE FEES	13,411,954	8,597,339	25,672,228	17,498,612
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	2,882,570	2,035,618	5,226,840	3,842,663
Premium advances, net	507,992	207,149	768,364	349,773
Settlement costs	416,852	124,741	562,371	328,216
Depreciation	83,647	96,149	160,611	154,796
	3,891,061	2,463,657	6,718,186	4,675,448

INCOME FROM OPERATIONS	9,520,893	6,133,682	18,954,042	12,823,164

OTHER INCOME (EXPENSES):
Interest and other income	498,571	475,796	885,255	831,503
Interest expense	(15,236)	(44,701)	(34,638)	(76,825)
Realized gain on investments	-	-	-	10,540
	483,336	431,095	850,618	765,218
INCOME BEFORE INCOME TAXES	10,004,229	6,564,777	19,804,660	13,588,382
INCOME TAXES:
Current tax expense	3,518,893	2,302,666	7,155,213	4,609,224
Deferred tax benefit	(118,155)	(79,000)	(202,618)	(85,899)
	3,400,738	2,223,666	6,952,595	4,523,325
NET INCOME	$6,603,491	$4,341,111	$12,852,065	$9,065,057
EARNINGS:
Per share – Basic and Diluted	$0.56	$.36	$1.08	$.76
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	11,887,213	11,972,704	11,898,561	11,964,194
THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$6,603,491	$4,341,111	$12,852,065	$9,065,057
Unrealized gain (loss) on investment securities, net of taxes	(572,663)	(609,378)	(456,895)	(612,996)
COMPREHENSIVE INCOME	$6,030,828	$3,731,733	$12,395,170	$8,452,061
BASIC AND DILUTED EARNINGS:	$.51	$0.31	$1.04	$0.71
Per share – Basic and Diluted

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,852,065	$9,065,057
Adjustments to reconcile net income to operating activities:
Depreciation	160,610	154,796
(Increase) decrease in operating assets:
Accounts receivable	(13,808,783)	(2,083,424)
Prepaid expenses	51,034	(41,886)
Deferred income taxes	(202,618)	(85,899)
Increase (decrease) in operating liabilities:
Accounts payable	2,611,084	(1,480,261)
Accrued liabilities	(40,614)	(72,174)
Income taxes payable	1,977,143	369,026
Deferred revenue	7,500	6,550
Net cash provided by operating activities	3,607,421	5,831,785
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	(399,907)	(1,718,465)
Purchases of property and equipment	(276,941)	(1,957,090)
Purchase of artifacts	-	(50,000)
Purchase of policies for investment purposes and capitalized premiums	(5,266,598)	(209,363)
Note receivable	(16,973)	(100,000)
Net cash used in investing activities	(5,960,419)	(4,034,918)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes payable	2,000,000	840,000
Payments on short-term notes payable	(2,000,000)	(740,542)
Proceeds from long-term debt	-	960,000
Payments on long-term debt	(370,813)	(39,859)
Stock options exercised	-	300,000
Purchase of treasury stock	(699,051)	-
Dividends paid	(1,549,738)	(1,173,325)
Dividends payable	-	630,833
Net cash (used) provided in financing activities	(2,619,602)	777,107
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,972,600)	2,573,974
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,197,499	3,521,021
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,224,899	$6,094,995
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$34,638	$76,305
Income taxes paid	$5,178,000	$3,524,198
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Unrealized loss on marketable securities, net of taxes	$(456,895)	$(612,996)
Dividends declared and not paid by period end	$832,105	$574,690

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.
Notes to Consolidated Condensed Financial Statements
August 31, 2008
(Unaudited)

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. The reclassifications had no effect on previously reported results of operations or retained earnings.

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 29, 2008 (“Fiscal 2008”), particularly in the sections entitled “Item 1A - Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

Our securities investments had unrealized losses of $1,872,169 and $1,169,255 at August 31, and February 29, 2008, respectively. Based on our analysis of these securities we have concluded that the gross unrealized losses are temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The cost and estimated market value of the investment securities classified as available-for-sale as of August 31, 2008, are as follows:

	Cost	Gross Unrealized Losses	Fair Value
Market income funds	$6,137,656	$(1,872,169)	$4,265,487

(3) SHORT-TERM NOTES PAYABLE

In the event we require credit to facilitate our short-term cash flow management and operating capital requirements, we maintain two credit lines. One credit line is secured by cash and securities on deposit. As of August 31, 2008, it carried an interest rate at New York prime and had a borrowing base of $2.4 million. There was no outstanding balance as of August 31, 2008, and a $1,621 balance at February 29, 2008. The other line of credit is secured by a certificate of deposit. This line of credit carried an interest rate of 5.55% and had a borrowing base of $1 million. There was no outstanding balance on this line as of August 31 and February 29, 2008.

(4) LONG-TERM DEBT

As of August 31, 2008, we had the following long-term debt:
6.49% note payable to a bank, due in installments of $7,669 through December 2017 secured by land and office building	$795,659
Less current portion of long term debt	(41,608)
Total net of current portion	$754,051

Maturities on long-term debt for each of the next five years and thereafter are as follows:

August 31,
2009	$41,608
2010	44,390
2011	47,358
2012	50,525
2013	53,903
Thereafter	557,875
$795,659
Less current portion	(41,608)
Long term debt, net of current portion	$754,051

(5) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at August 31, 2008, result in an increase in the deferred tax asset of $451,450 which we believe to be fully realizable.

Following are the components of the deferred tax asset as of August 31, 2008:

Excess tax over financial accounting -
Depreciation	$(83,295)
Excess financial accounting over tax -
Unrealized loss on investments	655,260
Accrued contingency costs	111,458
Reserve for premium advances	1,720,935
Acquired life insurance policies	57,519
Net deferred tax asset	$2,461,877

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

The adoption of FIN 48 on March 1, 2007, did not have a material effect on our financial position.

(6) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends. We declared and paid dividends when and in the amounts as set forth in the following table:
Date Declared	Date Paid	Dividend Amount*
02/19/07	03/15/07	$0.0500
05/10/07	06/18/07	$0.0625
08/13/07	09/14/07	$0.0600
11/13/07	12/15/07	$0.0700
02/08/08	03/14/08	$0.0600
05/21/08	06/16/08	$0.0700
08/07/08	09/15/08	$0.0700

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

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. We adopted FAS 123(R) during Fiscal 2006. Since no employee options were granted, modified or settled during the three or six months ended August 31, 2008 or 2007, there was no stock-based compensation expense included in net income for such periods.

As of August 31 and February 29, 2008, there were no stock options outstanding.

(7) FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Effective March 1, 2008, management adopted SFAS No. 157 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by SFAS No. 157-2. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (FSP No.157-2), Effective Date of FASB Statement No. 157, that defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Management is assessing the impact of the adoption of SFAS No. 157-2.

In February 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items that would be deferred include:

•	Nonfinancial assets and nonfinancial liabilities that initially are measured at fair value in a business combination or other new basis event, but are not measured at fair value in subsequent periods

•	Asset retirement obligations that are measured at fair value at initial recognition, but are not measured at fair value in subsequent periods

•	Nonfinancial liabilities for exit or disposal activities that are measured at fair value at initial recognition, but are not measured at fair value in subsequent periods

The term inputs refers to the assumptions that market participants use in pricing the asset or liability. SFAS No. 157 distinguishes between observable inputs and unobservable inputs. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect an entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. SFAS No. 157 indicates that valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques and creates the following three broad levels, with Level 1 being the highest priority:

•
Level 1 inputs: Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date (e.g., equity securities traded on the New York Stock Exchange).

•
Level 2 inputs: Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted market prices of similar assets or liabilities in active markets, or quoted market prices for identical or similar assets or liabilities in markets that are not active).

•	Level 3 inputs: Level 3 inputs are unobservable (e.g., a company’s own data) and should be used to measure fair value to the extent that observable inputs are not available.

The following are the major categories of assets measured at fair value on a recurring basis during the quarter and six months ended August 31, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).
Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Market income funds	$4,265,487	-	-	$4,265,487
Total	$4,265,487	-	-	$4,265,487

There are no liabilities required to be measured at fair value.

(8) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers. Most of these denials related to unforeseeable reductions in face value. Face value of the policies in question total $318,450 and are recorded in accrued liabilities at August 31, 2008. During the three months ended August 31, 2008, we did not accrue any additional liability for future claims that might arise in relation to these policies.

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

(9)  PURCHASE OF LIFE SETTLEMENT POLICIES FOR INVESTMENT PURPOSES AND ACCOUNTING PRINCIPLE REGARDING SUCH POLICIES

From time to time, we purchase interests in policies to hold for investment purposes. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that an investor may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized. FSP FTB 85-4-1 replaced FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account.

In accordance with FSP FTB 85-4-1, we estimate our premium obligation for the policies that we own for investment purposes to be $174,970 over the next five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Condensed Financial Statements.

We provide the following discussion to assist in understanding our financial position as of August 31, 2008, and results of operations for the three and six months ended August 31, 2008 and 2007. As you read this discussion, refer to our Consolidated Condensed Statements of Income and our Consolidated Condensed Balance Sheet. We analyze and explain the differences between periods in the material line items of these statements. We presume that readers have read or have access to our Annual Report on Form 10-K for Fiscal 2008. The Notes to the Consolidated Condensed Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies. We presume that readers understand the effect of these policies.

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

We sometimes advance loans to facilitate a life settlement transaction. These amounts are included in “Accounts receivable - trade”, and are collected as the life settlement transactions close. All amounts are considered collectible, as we are repaid the advance loan before any of the other parties involved in the transaction receive funds.

For life insurance policies purchased for our own account in Fiscal 2006 and before, we followed Financial Standards Board Technical Bulletin 85-4 Accounting for Purchases of Life Insurance (FTB 85-4), which required that we reduce our investment in the policies to the cash surrender value of such policies with any differences between cost and cash surrender value being charged to expense.

On March 27, 2006, FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued. The FASB Staff Position states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We adopted FSP FTB 85-4-1 as of March 1, 2006 (the beginning of Fiscal 2007) and chose to value all of our investments in life settlement contracts using the investment method. As of August 31, 2008, the total of our investment in life settlements held for our own account was valued at $6,283,799. This change in accounting principle resulted in an increase in the value of life settlements that we hold for our own account of $457,070.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment at August 31, 2008.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Effective March 1, 2008, management adopted SFAS 157 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by SFAS No. 157-2. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (FSP No.157-2), Effective Date of FASB Statement No. 157, that defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  SFAS 157-2 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008.  Management is assessing the impact of the adoption of SFAS 157-2.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is applied prospectively upon adoption. We did not elect fair value treatment for any assets or liabilities under SFAS 159 as of August 31, 2008.

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

We are a financial services company, providing purchasing services for life settlements to our client base. We do this by matching life settlors with purchasers. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. In order to meet market demand and maximize our value to our clients, we have made significant investment in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 77,000 purchaser transactions associated with the purchase of almost 6,000 policies totaling over $1.4 billion in face value. We believe our experience, infrastructure and intellectual capital gives us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the quarterly periods ended August 31, 2008 and 2007:

	Periods Ended August 31, 2008		Periods Ended August 31, 2007
	Three Months	Six Months	Three Months	Six Months
Number of settlements	50	98	44	101
Face value of policies	$187,830,823	$369,170,531	$87,060,909	$167,406,244
Average revenue per settlement	$495,775	$502,315	$401,048	$348,763
Net revenues derived*	$13,411,955	$25,672,229	$8,597,339	$17,498,612

*      The revenues derived are exclusive of brokerage and referral fees.

We have increased our efforts to market our services to institutional investors and have been successful in attracting institutional clients. We will continue these marketing efforts to institutions and seek to develop services and lines of business specifically tailored for the needs of institutional investors.

Comparison of the Three Months Ended August 31, 2008 and 2007

We reported net income of $6,603,491 for the three months ended August 31, 2008 (hereafter “the Second Quarter of this year”), compared to net income of $4,341,111 for the three months ended August 31, 2007 (hereafter “the Second Quarter of last year”). Our stronger net income resulted primarily from a 40% increase in revenues. The number of settlements transacted also increased from 44 to 50, the average revenue per settlement increased by 24%, and total revenues net of brokerage fees increased by 56%.

Revenues - Revenues increased by $7,142,616 or 40% from $17,646,109 in the Second Quarter of last year to $24,788,725 in the Second Quarter of this year. This increase was due primarily to a 116% increase in our total business volume (i.e. the total face value of all settlements transacted by us during a period) from $87,060,909 in the Second Quarter of last year to $187,830,823 in the Second Quarter of this year, continuing a trend toward transactions with larger face amounts. This resulted in a 24% increase in the average revenue per settlement.

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

We believe the increasing demand for our services results from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments. Returns on life settlements are based on the inherent value in the face value of life insurance policies, which are purchased at a discount to such face value and adjusted for premiums paid to keep the policy in force and the holding period of the policy to maturity. For this reason, life settlement returns are not correlated to traditional equity and debt markets and commodity investments. We benefit from the investment community searching for non-correlated, asset based investments. Although we serve both domestic and international purchasers, during the Second Quarter of this year, domestic purchasers accounted for virtually all of our revenues. The ratio of domestic clients to international clients was relatively unchanged from last year. We do not anticipate significant changes in the ratio between domestic and foreign business during the remainder of this fiscal year.

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

Brokerage and Referral Fees - Brokerage and referral fees increased 26% or $2,328,001 from $9,048,770 in the Second Quarter of last year to $11,376,771 in the Second Quarter of this year. Brokerage and referral fees as a percentage of gross revenue were 51.2% in the Second Quarter of last year versus 45.9% in the Second Quarter of this year. In the Second Quarter of this year, broker referrals accounted for 99.9% of the total face value of policies transacted compared with 98% of the policies presented in the Second Quarter of last year. Broker referrals represented 100% of the policies closed for the quarter. Due to an increase in the number of brokers in the market, we have noted a reduction in concentration of brokers that provide policies to us. Policies presented from five brokers constituted 66% of the total face value of all completed transactions during the Second Quarter of this year compared with three brokers that were responsible for presenting 75% of the total face value of all policies completed by us during the Second Quarter of last year.

Brokerage and referral fees generally increase or decrease with revenues, face values of policies transacted and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual policyholders whom they represent. In some instances, several brokers may compete for representation of the same seller, which may result in lower broker fees. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category and individual agreements between clients and their referring financial planners. No broker fees are paid when a life settlor is not represented by a broker and presents a policy to us directly.

Some states are moving to license life settlement brokerage activity, which may result in the capping of fees or the disclosure of fees, either of which would tend to lower the fees.

Expenses – General and administrative expenses increased by 58% or $1,427,404 from $2,463,657 in the Second Quarter of last year to $3,891,061 in the Second Quarter of this year due primarily to increases in employee and executive bonuses, net premium advances and state franchise taxes. Because of the trend toward higher face value policies, our substantial investment in proprietary software and our improvements in automated processing procedures, we have been able to continue to increase our business volume to a greater extent than the increase in general and administrative expenses.

General and administrative expenses also included substantial legal expenses of $453,104 in the Second Quarter of this year and $479,118 in the Second Quarter of last year. These expenses are primarily associated with ongoing legal and regulatory matters as well as for other non-recurring legal issues.

We made advances on policy premiums primarily to maintain certain older viatical settlement transactions. During the three months ended August 31, 2008 and 2007, we made premium advances of $608,776 and $377,892, respectively, and were reimbursed $100,784 and $170,742, respectively. The settlements, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy. While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers. Reimbursements for these premiums will come either from the purchasers or from the distribution of such purchaser’s proceeds paid when the insured dies. Premium advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense. We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive. Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

Other income and expense increased from $431,095 of income in the Second Quarter of last year to $483,336 of income in the Second Quarter of this year primarily due to an increase in interest income.

Income Taxes - Income tax expense increased by $1,177,072 from $2,223,666 in the Second Quarter of last year to $3,400,738 in the Second Quarter of this year. The increase was due primarily to a $3,439,452 increase in income before income taxes.

Comparison of the Six Months Ended August 31, 2008 and 2007

We reported net income of $12,852,065 for the six months ended August 31, 2008 (hereafter “the First Six Months of this year”), compared to net income of $9,065,057 for the six months ended August 31, 2007 (hereafter “the First Six Months of last year”). Our stronger net income resulted primarily from a 40% increase in revenues. While the number of settlements transacted, compared to the previous year’s quarter, decreased from 101 to 98, the average revenue per settlement increased by 44% and total revenues net of brokerage fees increased by 47%.

Revenues - Revenues increased by $14,001,786 or 40% from $35,225,085 in the First Six Months of last year to $49,226,871 in the First Six Months of this year. This increase was due primarily to a 121% increase in our total business volume (i.e. the total face value of all settlements transacted by us during a period) from $167,406,244 in the First Six Months of last year to $369,170,531 in the First Six Months of this year, continuing a trend toward fewer transactions, but with larger face amounts. This resulted in a 44% increase in the average revenue per settlement.

The increases in revenue for the First Six Months periods result from the same factors discussed with respect to the Second Quarter: greater demand for investment diversification and the non-correlated, asset-based investments proffered by life settlements and the increasing supply of higher face value policies. We anticipate that these trends will continue for the near future.

Brokerage and Referral Fees - Brokerage and referral fees increased 33% or $5,828,170 from $17,726,473 in the First Six Months of last year to $23,554,643 in the First Six Months of this year. In the First Six Months of this year, broker referrals accounted for 99.9% of the total face value of policies transacted compared with 99% of the policies presented in the First Six Months of last year. Broker referrals represented 97% of the number of policies closed with the balance referred directly. Directly presented policies tend to have a much smaller face amount than brokered policies and thus make up a smaller percentage of the total face value of policies transacted. As noted in our Second Quarter discussion, due to an increase in the number of brokers in the market, we have noted a reduction in concentration of brokers that provide policies to us. Policies presented from five brokers constituted 64% of the total face value of all completed transactions during the First Six Months of this year compared with three brokers which were responsible for presenting 73% of the total face value of all policies completed by us during the First Six Months of last year.

Expenses – General and administrative expenses increased by 44% or $2,042,738 from $4,675,448 in the First Six Months of last year to $6,718,186 in the First Six Months of this year due primarily to increases in employee and executive bonuses, net premium advances, legal expenses related to governmental relations and other outside services. Legal expenses for governmental relations with regulatory agencies during the First Six Months of this year were $187,050 versus $12,000 in the First Six Months of last year. Other outside services consists primarily of fees for temporary or contract employees. Outside services for the First Six Months of this year were $159,301 versus $52,032 in the First Six Months of last year. Because of the trend toward higher face value policies, our substantial investment in proprietary software and our improvements in automated processing procedures, we are able to increase our volume substantially without a similar increase in our general and administrative expenses.

General and administrative expenses also included substantial legal expenses of $916,260 in the First Six Months of this year and $878,589 in the First Six Months of last year. These expenses are primarily associated with the ongoing legal and regulatory matters as well as for other non-recurring legal issues.

We made advances on policy premiums primarily to maintain certain older viatical settlement transactions. During the six months ended August 31, 2008 and 2007, we made premium advances of $967,338 and $700,654, respectively, and were reimbursed $198,974 and $350,882, respectively. Please refer to our Second Quarter discussion of this matter for further details.

Other income and expenses increased from $765,218 of income in the First Six Months of last year to $850,618 of income in the First Six Months of this year primarily due to an increase in interest income.

Income Taxes - Income tax expense increased by $2,429,270 from $4,523,325 in the First Six Months of last year to $6,952,595 in the First Six Months of this year. The increase was due primarily to a $6,216,278 increase in income before income taxes.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of August 31, 2008:
	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Long-term debt, including interest	$1,115,712	$92,023	$184,046	$184,046	$655,597
Lease commitments	97,200	32,400	64,800	-	-
Total	$1,212,912	$124,423	$248,846	$184,046	$655,597

On August 26, 2008, we entered into a contractual agreement to purchase an 11% interest in an unaffiliated limited partnership created for the acquisition of life settlements. LPI performs policy-purchasing services for this limited partnership and earns fees from it as it would from any other LPI client. The agreement states that Life Partners will make its $5 million capital commitment according to the following schedule and in the following amounts:

September 2, 2008	$500,000
October 1, 2008	$500,000
November 3, 2008	$750,000
December 1, 2008	$750,000
January 2, 2009	$1,250,000
February 2, 2009	$1,250,000

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the First Six Months of this year were $3,737,800. The cash flows from operating activities resulted primarily from net income of $12,852,065, an increase in accounts payable of $2,741,463 and an increase in income taxes payable of $1,977,143, offset by a $13,808,783 increase in accounts receivable. The increase in accounts payable includes $832,105 of dividends declared for the Second Quarter of this year. The increases in accounts receivable and accounts payable reflect transactions completed, but not closed during the period, most of which are paid within four to six weeks after the end of the settlement closing.

Investing Activities - Net cash flow used in investing activities was $5,960,419 during the First Six Months of this year. This amount consists of $5,266,598 for the purchase of policies for investment purposes, a $399,907 investment in income funds and $276,941 for the purchase of property and equipment. In comparison, in the First Six Months of last year, we used $4,034,918 for investing activities, of which $1,957,090 was for purchases of property and equipment and $1,718,465 was invested in income funds. The shift from the purchase of income funds during the First Six Months of last year to the purchase of interests in policies for our own investment and interests in limited partnerships that purchase life settlements reflects our belief in the long-term investment value of life settlements and the opportunity to use our expertise and investment capital in order to build future value.

Financing Activities – We used $2,749,981 of net cash in financing activities during the First Six Months of this year. The components of financing activities are $1,680,117 for dividends, $699,051 to purchase treasury stock and $370,813 for monthly payments on notes payable and retirement of debt on the corporate headquarters building. In the First Six Months of last year, we did not make any treasury stock purchases. Our treasury stock purchases follow the Board’s decision of January 15, 2008 to repurchase up to one million shares of our common stock when we believe market conditions warrant and we have adequate funds. Since the authorization, we have repurchased 72,683 shares at a total cost of $1,262,923. We did not repurchase shares during the Second Quarter.

Working Capital and Capital Availability - As of August 31, 2008, we had working capital of $21,336,959.  In the event we require credit to facilitate our short-term cash flow management and operating capital requirements, we maintain two credit lines. One credit line is secured by cash and securities on deposit. As of August 31, 2008, it carried an interest rate at New York prime and had a borrowing base of $2.4 million. There was no outstanding balance as of August 31, 2008, and a $1,621 balance at February 29, 2008. The other line of credit is secured by a certificate of deposit. This line of credit carried an interest rate of 5.55% and had a borrowing base of $1 million. There was no outstanding balance on this line as of August 31 and February 29, 2008.

We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs.

Outlook

We continue to produce strong financial results and expect that our growth trends will continue. We believe our company and our industry is fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets. Our life settlements are not correlated to the financial or commodities markets, which increases their appeal in uncertain times. Further, we have comfortable amounts of cash and cash equivalents. We carry little or no operational debt and do not rely on leverage in our capital structure. We do rely, however, upon the availability of investment capital. While it is conceivable that a deeper financial crisis could diminish the supply of investment capital throughout the economy, our experience during the first six months of this fiscal year indicates that an an increased amount of investment capital will be placed in life settlements. We believe this is due to the fact that returns in life settlements are not correlated to the performance of the financial markets.

Our operating strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses. We believe that domestic and international demand for life settlements, especially from institutional investors, will continue to grow as the prospects for economic conditions remain uncertain and investors look for alternative investments. In response to the projected growth in demand for qualified life settlement transactions, in the demand side, we are exploring the use of special purpose entities to expand our market for life settlement investments and continue efforts to attract institutional investors. On the supply side, we are increasing our advertising and professional awareness marketing to potential sellers of policies and to strengthen our broker network.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our risk exposure in the financial markets consists of exposure to interest rate changes and changes in the market values of our investments. Our risk exposure to changes in interest rates relates primarily to our investment portfolio. We invest our excess cash in depository accounts with financial institutions, in debt instruments of United States governmental agencies, and in income-oriented investment funds. We protect and preserve our invested funds by limiting default, market, and reinvestment risk through portfolio diversification and review of the financial stability of the institutions with which we deposit funds. We do not hold derivative financial instruments or financial instruments, such as credit default swaps, auction rate securities, mortgage-backed securities or collateralized debt obligations in our investment portfolio.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Because our investment policy restricts us to conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material. Some of our investment funds may have investments in derivative instruments or other structured securities resulting in indirect exposure for us. But, any indirect exposure that we might have to these financial instruments through our holdings in these funds was relatively small and thus immaterial.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three and six months ended August 31, 2008, we incurred settlement expenses of $416,852 and $562,371, respectively, for the resolution of litigation or potential litigation. A significant portion of this amount was related to the resolution of litigation with the State of Virginia. In connection with the resolution of this litigation, we are now a licensed provider in the State of Virginia.

On May 29, 2007, the Securities Commissioner for the State of Colorado filed an action against Life Partners, Inc. and its President, Life Partners Holdings, Inc. and its Chairman, as well as several other unaffiliated individuals alleging violations of the Colorado Securities Act in connection with certain life settlements transacted through our subsidiary, Life Partners, Inc. Discovery has been completed and both parties have filed dispositive motions for summary judgment, which are pending before the court. Rulings on motions for summary judgment are generally made without oral argument and may come at any time prior to trial. The trial date in this matter was moved by the court from October to December 8, 2008. There have been no other material developments in this litigation since we filed our Annual Report on Form 10-K. For more information about the litigation, see Item 3. Legal Proceedings contained in our Form 10-K.

On April 24, 2001, the State of Texas initiated a suit against LPI for alleged violations of the Texas Deceptive Trade Practices Act (DTPA). On September 8, 2008, the Texas Supreme Court declined to hear the petitions of either party, which preserved the trial court’s venue ruling in favor of LPI and the State’s standing to continue the action. The case has been remanded back to the trial court for further proceedings, but no hearings or proceedings are currently scheduled. There have been no other material developments in this litigation since we filed our Annual Report on Form 10-K. For more information about the litigation, see Item 3. Legal Proceedings contained in our Form 10-K.

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

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of any pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes and we have been so advised by counsel handling the respective cases, that we have a number of valid claims and defenses in all pending litigation to which we are a party, as well as valid bases for appeal of adverse verdicts against us. All such cases are, and will continue to be, defended vigorously and all valid counterclaims pursued. However, we may enter into settlement discussions in particular cases if we believe it is in the best interests of our shareholders to do so.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008. There has been no significant change to identified risk factors during the first six months of this year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased the following shares for a total cost of $699,051 during the First Six Months of this fiscal year:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
March 2008	5,000	$14.02	36,944	963,056
April 2008	18,739	$17.68	55,683	944,317
May 2008	17,000	$17.51	72,683	927,317

The purchases were made at management’s discretion based on market conditions and our financial resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

We held our 2008 Annual Meeting of Shareholders on August 7, 2008. At that meeting, the five nominees for directors as named in the proxy statement were elected, and Murrell, Hall, McIntosh & Co., PLLP (now Eide Bailly, LLP), were approved as the independent auditors.

The nominees for directors were elected based upon the following votes:

	Votes For	Votes Withheld
Brian D. Pardo	10,564,715	434,749
R. Scott Peden	10,564,215	435,249
Fred Dewald	10,914,154	85,310
Tad M. Ballantyne	10,952,682	46,782
Harold E. Rafuse	10,965,401	34,063

The proposal to approve the appointment of Murrell, Hall, McIntosh & Co., PLLP (now Eide Bailly, LLP), as independent auditors for the year ending February 28, 2009, received the following votes:

Votes for approval	10,956,866
Votes against	40,079
Abstentions	2,518

There were no broker non-votes for this item.

ITEM 6. EXHIBITS

31.1     Rule 13a-14(a) Certifications

32.1     Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 10, 2008
Life Partners Holdings, Inc.
	By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

	By:	/s/ David M. Martin
David M. Martin
Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS
Number	Description	Page

31.1	Rule 13a-14(a) Certifications	26-27
32.1	Section 1350 Certification	28