Form 10-Q
period 2008-11-30
LIFE PARTNERS HOLDINGS INC
filed 2009-01-09
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: November 30, 2008

or

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

Shares of Common Stock, $.01 par value, outstanding as of November 30, 2008: 11,887,213

Transitional Small Business Disclosure Format: Yes ☐ No ☒

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – November 30, 2008 and February 29, 2008	3-4

	Consolidated Condensed Statements of Income - For the Three and Nine Months Ended November 30, 2008 and 2007	5

	Consolidated Condensed Statements of Cash Flows - For the Nine Months Ended November 30, 2008 and 2007	6

	Notes to Consolidated Condensed Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

Signatures		25

Exhibit Index		26

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 30, 2008 (Unaudited) AND FEBRUARY 29, 2008

ASSETS

	November 30, 2008	February 29, 2008
CURRENT ASSETS:

Cash and cash equivalents	$19,983,508	$8,197,499
Investment in securities	2,512,222	4,568,494
Accounts receivable - trade	6,120,203	11,514,717
Accounts receivable - employees and others	187,563	181,629
Notes receivable	548,517	525,000
Prepaid expenses	179,694	495,645
Total current assets	29,531,707	25,482,984

PROPERTY AND EQUIPMENT:

Land and building	2,131,285	2,163,252
Proprietary software	499,046	421,187
Furniture, fixtures and equipment	1,220,883	930,757
Transportation equipment	145,300	145,300
	3,996,514	3,660,496

Accumulated depreciation	(1,383,975)	(1,140,851)

	2,612,539	2,519,645

OTHER ASSETS:

Premium advances net of reserve for uncollectible of $5,153,733 and $4,304,062, respectively	-	-
Investments in policies	7,497,856	1,017,201
Investment in partnership	1,750,000	-
Artifacts and other	831,700	831,700
Deferred income taxes	3,165,624	2,010,427
	13,245,180	3,859,328
Total assets	$45,389,426	$31,861,957

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 30, 2008 (Unaudited) AND FEBRUARY 29, 2008

LIABILITIES AND SHAREHOLDERS' EQUITY

	November 30, 2008	February 29, 2008
CURRENT LIABILITIES:

Accounts payable	$5,242,125	$6,526,820
Accrued liabilities - contingencies and other	892,395	944,300
Current portion of long-term debt	45,678	97,338
Short-term notes payable	-	1,621
Deferred revenue	225,450	268,850
Income taxes payable	286,053	178,070

Total current liabilities	6,691,701	8,016,999

LONG-TERM DEBT, net of current portion shown above	743,370	1,067,513

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value 18,750,000 shares authorized;12,019,483 shares issued and outstanding
Additional paid-in capital	120,194	120,194
Retained earnings	11,490,360	11,490,360
Accumulated other comprehensive loss, net of taxes	30,364,492	12,865,732
Less: Treasury stock – 132,270 and 91,531 shares, respectively	(2,385,627)	(762,828)
	(1,635,064)	(936,013)

Total shareholders' equity	37,954,355	22,777,445

Total liabilities and shareholders' equity	$45,389,426	$31,861,957

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited)
	Three Months		Nine Months
	2008	2007	2008	2007
REVENUES	$28,103,930	$19,298,726	$77,330,801	$54,523,811

BROKERAGE FEES	13,857,587	9,424,871	37,412,230	27,151,344

REVENUES, NET OF BROKERAGE FEES	14,246,343	9,873,855	39,918,571	27,372,467

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	2,878,139	2,168,305	8,104,979	6,005,064
Premium advances, net	292,717	232,316	1,061,081	582,088
Settlement costs	390,510	(81,658)	952,881	246,560
Depreciation	82,514	65,498	243,125	220,293
	3,643,880	2,384,461	10,362,066	7,054,005
INCOME FROM OPERATIONS	10,602,463	7,489,394	29,556,505	20,318,462

OTHER INCOME (EXPENSES):
Interest and other income	650,433	520,635	1,535,688	1,352,138
Interest expense	(13,513)	(50,804)	(48,151)	(133,533)
Realized gain on investments	-	-	-	10,540
	636,920	469,831	1,487,537	1,229,145
INCOME BEFORE INCOME TAXES	11,239,383	7,959,225	31,044,042	21,547,607

INCOME TAXES:
Current tax expense	4,030,839	2,768,030	11,186,052	7,377,254
Deferred tax benefit	(74,334)	(24,500)	(276,952)	(110,399)
	3,956,505	2,743,530	10,909,100	7,266,855
NET INCOME	$7,282,878	$5,215,695	$20,134,942	$14,280,752

EARNINGS:

Per share – Basic and Diluted	$.61	$0.44	$1.69	$1.19

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	11,887,213	11,967,637	11,894,806	11,965,342

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$7,282,878	$5,215,695	$20,134,942	$14,280,752
Unrealized gain (loss) on investment securities, net of taxes	(1,168,911)	(328,990)	(1,625,806)	(941,987)
COMPREHENSIVE INCOME	$6,113,967	$4,886,705	$18,509,136	$13,338,765

BASIC AND DILUTED EARNINGS:
Per share – Basic and Diluted	$.51	$0.41	$1.56	$1.11

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,134,942	$14,280,752
Adjustments to reconcile net income to operating activities:
Depreciation	243,125	220,293
(Increase) decrease in operating assets:
Accounts receivable	5,388,580	(11,740,520)
Note receivable	(23,517)	(100,000)
Prepaid expenses	315,951	(104,261)
Deferred income taxes	(276,951)	(110,399)
Increase (decrease) in operating liabilities:
Accounts payable	(1,539,724)	1,571,128
Accrued liabilities	(46,802)	(232,465)
Income taxes payable	107,983	1,137,056
Deferred revenue	(43,400)	9,150

Net cash provided by operating activities	24,260,187	4,930,734
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in income funds	(460,053)	(1,737,705)
Purchases of property and equipment	(336,018)	(2,067,051)
Investment in partnership	(1,750,000)	-
Purchase of artifacts	-	(110,000)
Purchase of policies for investment purposes and capitalized premiums	(6,480,655)	(390,570)

Net cash used in investing activities	(9,026,726)	(4,305,326)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes payable	2,000,000	1,321,881
Payments on short-term notes payable	(2,001,621)	(1,697,161)
Proceeds from long-term debt	-	960,000
Payments on long-term debt	(375,803)	(126,108)
Stock options exercised	-	300,000
Purchase of treasury stock	(699,051)	-
Dividends paid	(2,370,977)	(1,636,107)

Net cash used in financing activities	(3,447,452)	(877,495)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,786,009	(252,087)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,197,499	3,521,021

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,983,508	$3,268,934

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$48,151	$133,533
Income taxes paid	$11,078,000	$5,524,198
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Accrued interest receivable	$23,517	$-
Unrealized loss on marketable securities, net of taxes	$(1,625,806)	$(941,987)
Dividends declared and not paid by period end	$953,697	$839,597

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

November 30, 2008

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

(2) CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments available for current use with an initial maturity of twelve months or less to be cash equivalents.  The average balance of our general checking account is generally in excess of $250,000.  The Federal Deposit Insurance Corporation (FDIC) currently insures all bank accounts up to $250,000.  The amount of our cash accounts in excess of the FDIC insurance limit at November 30, 2008 was $13,888,017.  Management believes the exposure to loss is minimal considering only the amounts in excess of $250,000 are at risk and the depository banks are well established and the largest national financial institutions.

(3) INVESTMENTS IN SECURITIES

Our securities investments are income and equity mutual funds and are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

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

Our securities investments had unrealized losses of $3,670,494 and $1,169,255 at November 30, and February 29, 2008, respectively.  Based on our analysis of these securities we have concluded that the gross unrealized losses are temporary in nature.  However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The cost and estimated market value of the investment securities classified as available-for-sale as of November 30, 2008, are as follows:

	Cost	Gross Unrealized Losses	Fair Value
Market income funds	$6,182,716	$(3,670,494)	$2,512,222

(4) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts reflecting transactions that have closed, and revenue has been recognized, before the final funds are received to settle the transactions.  We also sometimes make non-interest bearing advances to facilitate a settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, so there are no issues of collectability or adverse effects due to the current credit environment.  The amounts at November 30, 2008, and February 29, 2008, were $6,120,203 and $11,514,717, respectively.

(5) INVESTMENT IN PARTNERSHIP

The amount shown on the balance sheet termed Investment in Partnership is an investment in an unaffiliated limited partnership created for the acquisition of life settlements.  On August 26, 2008, we entered into a contractual agreement to purchase an 11% interest in the partnership at a total cost of $5 million.  LPI performs policy-purchasing services for this limited partnership and earns fees from it as it would from any other LPI client.  This investment is accounted for under the equity method of accounting and the preferred interest return is accrued as earned.  The partnership, in its initial stages of development and investment in life settlement policies, has had limited business activity to date.  We believe any operating results through November 30, 2008 are inconsequential to the financial statements and therefore no adjustment to the original investment value has been made.  As of November 30, 2008, LPI had contributed $1,750,000 to the partnership.

(6) SHORT-TERM NOTES PAYABLE

In the event we require credit to facilitate our short-term cash flow management and operating capital requirements, we maintain two credit lines.  One credit line is secured by cash and securities on deposit.  As of November 30, 2008, it carried an interest rate at Wall Street Journal Prime Rate and had a borrowing base of $1.6 million.  There was no outstanding balance as of November 30, 2008, and a $1,621 balance at February 29, 2008.  The other line of credit is secured by a certificate of deposit.  This line of credit carried an interest rate of 5.55% and had a borrowing base of $1 million.  There was no outstanding balance on this line as of November 30 and February 29, 2008.

(7) LONG-TERM DEBT

As of November 30, 2008, we had the following long-term debt:
6.49% note payable to a bank, due in installments of $7,669 through December 2017 secured by land and office building	$789,048
Less current portion of long term debt	(45,678)
Total net of current portion	$743,370

Maturities on long-term debt for each of the next five years and thereafter are as follows:

November 30,
2009	$45,678
2010	45,104
2011	48,120
2012	51,338
2013	54,770
Thereafter	544,038
$789,048
Less current portion	(45,678)
Long term debt, net of current portion	$743,370

(8) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at November 30, 2008, result in an increase in the deferred tax asset of $1,155,197 which we believe to be fully realizable.

Following are the components of the deferred tax asset as of November 30, 2008:

Excess tax over financial accounting -
Depreciation	$(91,832)
Excess financial accounting over tax –
Unrealized loss on investments	1,284,673
Accrued contingency costs	111,458
Reserve for premium advances	1,803,806
Acquired life insurance policies	57,519
Net deferred tax asset	$3,165,624

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

The adoption of FIN 48 on March 1, 2007, did not have a material effect on our financial position.

(9) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends. We declared and paid dividends when and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount*
05/10/07	06/18/07	$0.0625
08/13/07	09/14/07	$0.0600
11/13/07	12/15/07	$0.0700
02/08/08	03/14/08	$0.0600
05/21/08	06/16/08	$0.0700
08/07/08	09/15/08	$0.0700
10/22/08	12/15/08	$0.0800

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

Stock-Based Compensation.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment.  Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows.  Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.  We adopted FAS 123(R) during Fiscal 2006.  Since no employee options were granted, modified or settled during the three or nine months ended November 30, 2008 or 2007, there was no stock-based compensation expense included in net income for such periods.

As of November 30 and February 29, 2008, there were no stock options outstanding.

(10) FAIR VALUE MEASUREMENTS

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

The following are the major categories of assets measured at fair value on a recurring basis during the quarter and nine months ended November 30, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total

Market income funds	$2,512,222	-	-	$2,512,222
Total	$2,512,222	-	-	$2,512,222

There are no liabilities required to be measured at fair value.

(11) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers.  Most of these denials related to unforeseeable reductions in face value.  Face value of the policies in question total $318,450 and are recorded in accrued liabilities at November 30, 2008.  During the three months ended November 30, 2008, we did not accrue any additional liability for future claims that might arise in relation to these policies.

We record provisions in the Consolidated Condensed Financial Statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.  Except as discussed elsewhere in this note: (i) management has not concluded that it is probable that a loss has been incurred in any pending litigation; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending litigation; and (iii) accordingly, management has not provided any amounts in the Consolidated Condensed Financial Statements for unfavorable outcomes, if any.

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

(12)  PURCHASE OF LIFE SETTLEMENT POLICIES FOR INVESTMENT PURPOSES AND ACCOUNTING PRINCIPLE REGARDING SUCH POLICIES

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

In accordance with FSP FTB 85-4-1, we estimate our premium obligation for the policies that we own for investment purposes to be $383,211 over the next five years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act.  See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Condensed Financial Statements.

We provide the following discussion to assist in understanding our financial position as of November 30, 2008, and results of operations for the three and nine months ended November 30, 2008 and 2007.  As you read this discussion, refer to our Consolidated Condensed Statements of Income and our Consolidated Condensed Balance Sheet.  We analyze and explain the differences between periods in the material line items of these statements.  We presume that readers have read or have access to our Annual Report on Form 10-K for Fiscal 2008.  The Notes to the Consolidated Condensed Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies.  We presume that readers understand the effect of these policies.

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

On March 27, 2006, FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued.  The FASB Staff Position states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election shall be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized.  Under the fair value method, an investor shall recognize the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We adopted FSP FTB 85-4-1 as of March 1, 2006 (the beginning of Fiscal 2007) and chose to value all of our investments in life settlement contracts using the investment method.  As of November 30, 2008, the total of our investment in life settlements held for our own account was valued at $7,497,856.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment at November 30, 2008.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings.  The statement is applied prospectively upon adoption.  We did not elect fair value treatment for any assets or liabilities under SFAS 159 as of November 30, 2008.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 became effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards, which was November 15, 2008.  SFAS 162 does not have a material impact on our financial statements.

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

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the periods ended November 30, 2008 and 2007:
	Periods Ended November 30, 2008		Periods Ended November 30, 2007
	Three Months	Nine Months	Three Months	Nine Months
Number of settlements	56	154	52	153
Face value of policies	$195,459,950	$564,630,481	$125,897,330	$293,303,574
Average revenue per settlement	$501,856	$502,148	$371,129	$356,365
Net revenues derived*	$14,246,000	$39,919,000	$9,874,000	$27,372,000
__________________

*      The revenues derived are exclusive of brokerage and referral fees.

We have increased our efforts to market our services to institutional clients and have been successful in attracting institutional clients.  We will continue these marketing efforts to institutions and seek to develop services and lines of business specifically tailored for the needs of institutional clients.

Comparison of the Three Months Ended November 30, 2008 and 2007

We reported net income of $7,282,878 for the three months ended November 30, 2008 (hereafter “the Third Quarter of this year”), compared to net income of $5,215,695 for the three months ended November 30, 2007 (hereafter “the Third Quarter of last year”).  Our stronger net income resulted primarily from a 46% increase in revenues and our ability to keep brokerage fees and operating and administrative expenses in line with revenues.  While the number of settlements transacted increased from 52 to 56, the average revenue per settlement increased by 35%, and total revenues net of brokerage fees increased by 44%.

Revenues - Revenues increased by $8,805,204 or 46% from $19,298,726 in the Third Quarter of last year to $28,103,930 in the Third Quarter of this year.  This increase was due primarily to a 55% increase in our total business volume (i.e. the total face value of all settlements transacted by us during a period) from $125,897,330 in the Third Quarter of last year to $195,459,950 in the Third Quarter of this year, continuing a trend toward transactions with larger face amounts.  This resulted in a 35% increase in the average revenue per settlement.

During the periods, demand for our services remained strong and the number of policies presented to us which met our purchasing qualifications grew.  Growth in demand for policies with higher face values continued to increase among both institutional and retail clients and we anticipate this demand trend to continue for the foreseeable future.  Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base.  In contrast, we employ a multi-client business model and our purchaser base is much broader.  While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon any single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term.

We believe the increasing demand for our services results from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments.  Returns on life settlements are based on the inherent value in the face value of life insurance policies, which are purchased at a discount to face value and adjusted for projected future premiums and the projected holding period of the policy to maturity.  For this reason, life settlement returns are not correlated to traditional equity and debt markets and commodity investments.  We benefit from the investment community searching for non-correlated, asset based investments.  Although we serve both domestic and international purchasers, during the Third Quarter of this year, domestic purchasers accounted for virtually all of our revenues.  The ratio of domestic clients to international clients was relatively unchanged from last year.  We do not anticipate significant changes in the ratio between domestic and foreign business during the remainder of this fiscal year.

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

Brokerage and Referral Fees - Brokerage and referral fees increased 47% or $4,432,716 from $9,424,871 in the Third Quarter of last year to $13,857,587 in the Third Quarter of this year.  Brokerage and referral fees as a percentage of gross revenue were virtually unchanged at 48.8% in the Third Quarter of last year versus 49.3% in the Third Quarter of this year.  In the Third Quarter of this year, broker referrals accounted for 99.9% of the total face value of policies transacted compared with 99.3% of the policies transacted in the Third Quarter of last year.  Broker referrals represented 98% of the policies closed for the quarter.  Due to an increase in the number of brokers in the market that are presenting policies to us, we have noted a reduction in concentration of brokers that provide policies to us.  Policies presented from brokers having 10% of more (two brokers) constituted 77% of the total face value of all completed transactions during the First Three Months of last year.  Policies presented from brokers having 10% of more (two brokers) constituted 40% of the total face value of all completed transactions during the First Three Months of last year.

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

Some states are moving to license life settlement brokerage activity, which may result in the capping of fees or greater disclosure of fees, either of which would tend to lower the fees.

Expenses – Operating and administrative expenses increased by 53% or $1,259,419 from $2,384,461 in the Third Quarter of last year to $3,643,880 in the Third Quarter of this year due primarily to increases in settlement costs, legal expenses and employee and executive bonuses.  The largest component - general and administrative expense – declined 1.8% as a percentage of net revenues from the Third Quarter of last year  to the Third Quarter of this year.  Because of the trend toward higher face value policies, our substantial investment in proprietary software and our improvements in automated processing procedures, we have been able to continue to increase our business volume to a greater extent than the increase in general and administrative expenses.

The comparative decline in general and administrative expense was offset by higher legal and accounting expenses of $641,828 in the Third Quarter of this year versus $361,900 in the Third Quarter of last year.  These expenses are primarily associated with the Colorado and Virginia suits (detailed in Legal Proceedings) and ongoing legal, accounting, and regulatory matters.

During the Third Quarters of this year and last year, we made premium advances of $399,626 and $355,610, respectively, and were reimbursed $106,909 and $123,294, respectively.  The settlements, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy.  While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers.  Reimbursements for these premiums will come either from the purchasers or from the distribution of such purchaser’s proceeds paid when the insured dies.  Premium advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense.  We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.  Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

Other income and expense increased from $469,831 of income in the Third Quarter of last year to $636,920 of income in the Third Quarter of this year primarily due to an increase in interest income due to more cash available for investment.

Income Taxes - Income tax expense increased by $1,212,975 from $2,743,530 in the Third Quarter of last year to $3,956,505 in the Third Quarter of this year.  The increase was due primarily to a $3,280,158 increase in income before income taxes, taxed at 35%.

Comparison of the Nine Months Ended November 30, 2008 and 2007

We reported net income of $20,134,942 for the nine months ended November 30, 2008 (hereafter “the First Nine Months of this year”), compared to net income of $14,280,752 for the nine months ended November 30, 2007 (hereafter “the First Nine Months of last year”).  Our stronger net income resulted primarily from a 42% increase in revenues.  While the number of settlements transacted, compared to the previous year’s quarter, stayed constant from 153 to 154, the average revenue per settlement increased by 41% and total revenues net of brokerage fees increased by 46%.

Revenues - Revenues increased by $22,806,990 or 42% from $54,523,811 in the First Nine Months of last year to $77,330,801 in the First Nine Months of this year.  This increase was due primarily to a 93% increase in our total business volume (i.e. the total face value of all settlements transacted by us during a period) from $293,303,574 in the First Nine Months of last year to $564,630,481 in the First Nine Months of this year, continuing a trend toward the same number or fewer transactions, but with larger face amounts.  This resulted in a 41% increase in the average revenue per settlement.

The increases in revenue for the First Nine Months periods result from the same factors discussed with respect to the Third Quarter:  greater demand for investment diversification and the non-correlated, asset-based investments proffered by life settlements and the increasing supply of higher face value policies.  Given the current U.S. economic environment, we anticipate that these trends will continue for the near future.

Brokerage and Referral Fees - Brokerage and referral fees increased 38% or $10,260,886 from $27,151,344 in the First Nine Months of last year to $37,412,230 in the First Nine Months of this year.  In the First Nine Months of this year, broker referrals accounted for 99.9% of the total face value of policies transacted compared with 99.2% of the policies presented in the First Nine Months of last year.  Broker referrals represented 97% of the number of policies closed with the balance referred directly.  Directly presented policies tend to have a much smaller face amount than brokered policies and thus make up a smaller percentage of the total face value of policies transacted.  As noted in our Third Quarter discussion, due to an increase in the number of brokers in the market that are presenting policies to us, we have noted a reduction in concentration of brokers that provide policies to us.  Policies presented from brokers having 10% of more (three brokers) constituted 77% of the total face value of all completed transactions during the First Nine Months of last year.  Policies presented from brokers having 10% of more (four brokers) constituted 56% of the total face value of all completed transactions during the First Nine Months of this year.

Expenses – Operating and administrative expenses increased by 47% or $3,308,061 from $7,054,005 in the First Nine Months of last year to $10,362,066 in the First Nine Months of this year due primarily to increases in settlements, employee and executive bonuses, net premium advances, legal and accounting expenses and legal expenses related to governmental relations.  Legal expenses for governmental relations with regulatory agencies during the First Nine Months of this year were $247,050 versus $12,000 in the First Nine Months of last year.  General and administrative expense grew from $6,005,064 to $8,104,979 from the First Nine Months of last year to the First Nine Months of this year, but decreased as a percentage of net revenue from 21.9% to 20.3% during the periods.  Because of the trend toward higher face value policies, our substantial investment in proprietary software and our improvements in automated processing procedures, we are able to increase our volume substantially without a similar increase in our general and administrative expenses.

Operating and administrative expenses included substantial settlement costs and legal and accounting expenses of $1,558,088 in the First Nine Months of this year versus $1,240,489 in the First Nine Months of last year.  These expenses are primarily associated with the suits in Colorado and Virginia, the Smith suit, audit and tax accounting work, as well as ongoing legal and regulatory matters.

We made advances on policy premiums primarily to maintain certain older viatical settlement transactions.  During the nine months ended November 30, 2008 and 2007, we made premium advances of $1,366,964 and $1,056,264, respectively, and were reimbursed $305,883 and $474,176, respectively.  Please refer to our Third Quarter discussion of this matter for further details.

Other income and expenses increased from $1,229,145 of income in the First Nine Months of last year to $1,487,537 of income in the First Nine Months of this year primarily due to an increase in interest income due to more cash available for investment.

Income Taxes - Income tax expense increased by $3,642,246 from $7,266,855 in the First Nine Months of last year to $10,909,100 in the First Nine Months of this year.  The increase was due primarily to a $9,496,435 increase in income before income taxes, taxed at 35%.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of November 30, 2008:

	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Long-term debt, including interest	$1,100,608	$99,691	$184,046	$184,046	$632,825
Lease commitments	89,100	32,400	56,700	-	-
Total	$1,189,708	$132,091	$240,746	$184,046	$632,825

On August 26, 2008, we entered into a contractual agreement to purchase an 11% interest, at a total cost of $5 million, in an unaffiliated limited partnership created for the acquisition of life settlements.  LPI performs policy-purchasing services for this limited partnership and earns fees from it as it would from any other LPI client.  As of November 30, 2008, LPI has contributed $1,750,000 to the partnership.  Under our agreement with the partnership, LPI has the following further capital commitments on the following dates:

December 1, 2008	$1,500,000
January 2, 2009	$1,750,000

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the First Nine Months of this year were $24,260,187.  The cash flows from operating activities resulted primarily from net income of $20,134,942 and a decrease in accounts receivable of $5,388,580.  The decrease in accounts receivable reflects transactions completed in prior periods and closed during the period.

Investing Activities - Net cash flow used in investing activities was $9,026,726 during the First Nine Months of this year.  This amount consists of $6,480,655 for the purchase of policies for investment purposes, $1,750,000 invested in an unaffiliated limited partnership, a $460,053 investment in income funds and $336,018 for the purchase of property and equipment.  In comparison, in the First Nine Months of last year, we used $4,305,326 for investing activities, of which $2,067,051 was for purchases of property and equipment and $1,737,705 was invested in income funds.  In some instances, we have repurchased interests in policies to settle claims.  In these cases, only the excess (if any) of the settlement payment over the investment cost of the repurchased policy interest is charged to settlement expense.  The balance is recorded on our balance sheet as an asset under “Investments in policies” and the cash expenditure is recorded on our cash flow statement under “Purchase of policies for investment purposes”.  For these types of settlements during the First Nine Months of this year, we recorded $4,951,832 for purchases of policies for investment purposes.

The shift from the purchase of income funds during the First Nine Months of last year to the purchase of interests in policies for our own investment and interests in limited partnerships that purchase life settlements reflects our belief in the long-term investment value of life settlements and the opportunity to use our expertise and investment capital in order to build future value.

Financing Activities – We used $3,447,452 of net cash in financing activities during the First Nine Months of this year.  The components of financing activities are $2,370,977 for dividends, $699,051 to purchase treasury stock and $377,424 for monthly payments on notes payable and retirement of debt on the corporate headquarters building.  In the First Nine Months of last year, we did not make any treasury stock purchases.  Our treasury stock purchases follow the Board’s decision of January 15, 2008, to repurchase up to one million shares of our common stock when we believe market conditions warrant and we have adequate funds.  Since the authorization, we have repurchased 72,683 shares at a total cost of $1,262,923. We did not make any treasury stock purchases during the current Third Quarter.

Working Capital and Capital Availability - As of November 30, 2008, we had working capital of $22,840,006.  In the event we require credit to facilitate our short-term cash flow management and operating capital requirements, we maintain two credit lines.  One credit line is secured by cash and securities on deposit.  As of November 30, 2008, it carried an interest rate at Wall Street Journal Prime Rate and had a borrowing base of $1.6 million.  There was no outstanding balance as of November 30, 2008, and a $1,621 balance at February 29, 2008.  The other line of credit is secured by a certificate of deposit.  This line of credit carried an interest rate of 5.55% and had a borrowing base of $1 million.  There was no outstanding balance on this line as of November 30 and February 29, 2008.

We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs.

Outlook

We continue to produce strong financial results and expect that our growth trends will continue.  We believe our company and our industry is fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  Our life settlements are not correlated to the financial or commodities markets, which increases their appeal in uncertain times.  Further, we have comfortable amounts of cash and cash equivalents.  We carry little or no operational debt and do not rely on leverage in our capital structure.  We do rely, however, upon the availability of investment capital.  While it is conceivable that a deeper financial crisis could diminish the supply of investment capital throughout the economy, our experience during the First Nine Months of this year indicates that greater investment capital will be placed in life settlements.  We believe this is due to the fact that returns in life settlements are not correlated to the performance of the financial markets.

Our operating strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and operating and administrative expenses.  We believe that domestic and international demand for life settlements, especially from institutional clients, will continue to grow as the prospects for economic conditions remain uncertain and investors look for alternative investments.  In response to the projected growth in demand for qualified life settlement transactions, on the demand side, we are exploring the use of special purpose entities to expand our market for life settlement investments and continue efforts to attract institutional clients.  On the supply side, we are increasing our advertising and professional awareness marketing to potential sellers of policies and to strengthen our broker network.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our risk exposure in the financial markets consists of exposure to interest rate changes and changes in the market values of our investments.  Our risk exposure to changes in interest rates relates primarily to our investment portfolio.  We invest our excess cash in depository accounts with financial institutions and in income and equity-oriented investment funds.  We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk through portfolio diversification and review of the financial stability of the institutions with which we deposit funds.  We do not hold derivative financial instruments or financial instruments such as credit default swaps, auction rate securities, mortgage-backed securities or collateralized debt obligations in our investment portfolio.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our interest-bearing investment portfolio to be material.

Some of our investment funds may have investments in derivative instruments or other structured securities resulting in indirect exposure for us.  But, any indirect exposure that we might have to these financial instruments through our holdings in these funds is relatively small and thus immaterial.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fluctuate due to changes in interest rates.  We may suffer losses in principal if forced to sell securities that have declined in market value due to negative market fluctuations and this potential loss may have a material impact on our financial condition, results of operations or cash flows.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the three and nine months ended November 30, 2008, we incurred settlement expenses of $390,510 and $952,881, respectively, for the resolution of litigation or potential litigation.  A significant portion of this amount was related to additional compensation to Virginia sellers under a settlement with the State of Virginia.  In connection with this settlement, we are now licensed as a life settlement provider in the State of Virginia.

In some instances, we have repurchased interests in policies to settle claims.  In these cases, only the excess (if any) of the settlement payment over the investment cost of the repurchased policy interest is charged to settlement expense.  The balance is recorded on our balance sheet as an asset under “Investments in policies” and the cash expenditure is recorded on our cash flow statement under “Purchase of policies for investment purposes and capitalized premiums”.  For these types of settlements during the First Nine Months of this year, we recorded $4,951,832 for purchases of policies for investment purposes.

On May 29, 2007, the Securities Commissioner for the State of Colorado filed an action against LPI and its President and Chairman, as well as several other unaffiliated individuals alleging violations of the Colorado Securities Act in connection with certain life settlements transacted through our subsidiary, LPI.  We settled this suit on December 10, 2008, with the entry of a consent injunction against the Company and LPI, which were ordered to make repurchase offers to the Colorado settlement purchasers.  Neither the Company, LPI, nor the individuals admitted or denied the Commissioner’s allegations, and the Commissioner acknowledged that “no investor has alleged or asserted any impropriety against LPI with respect to their investment and all purchasers represented themselves to be accredited investors prior to investing.” The injunction permits LPI to offer life settlements in Colorado that are registered or are exempt from registration under the Colorado Securities Act.  LPI has made repurchase offers to certain Colorado purchasers, some of whom have accepted the offer.  Under the terms of the settlement, the purchasers that accepted the repurchase offer will receive statutory interest on the repurchase amount.  We estimate the interest will be approximately $1,549,000, which will increase our basis in Investments in Policies. Because the repurchase offer depends on acceptance by individual purchasers on a policy by policy basis, we cannot estimate at this time the total amount which we may have to pay in connection with the resolution of this matter.  All payments pursuant to this repurchase offer must be made by April 30, 2009.  For more information about the litigation, see Item 3. Legal Proceedings contained in our Form 10-K.

M. Smith v. Life Partners, Inc., et. al., a civil case in the Superior Court of New Jersey, Chancery Division, involves a claim that LPI is obligated to pay M. Smith’s health insurance premiums pursuant to the contract to purchase M. Smith’s life insurance.  On appeal, the court remanded the case to the trial court for further hearing on an appropriate remedy.  The trial court has given leave to LPI to file a third party complaint against the health insurance company.  LPI filed the complaint and the health insurance company has answered.  The suit is ongoing and still in the discovery phase, with the trial date scheduled for February 23, 2009.

On March 28, 2008, LPI filed a declaratory judgment action in the United States District Court for the Northern District of Florida to determine whether LPI is required to be licensed as a life settlement provider in order to purchase policies from Florida residents.  We claimed that the Florida Office of Insurance Regulation does not have jurisdiction over LPI and that to assert just jurisdiction violates the Commerce Clause, Contracts Clause, and the Due Process Clause of the United States Constitution.  On December 1, 2008, the District Court dismissed all of our claims except the due process claim.  The matter is still ongoing.

We are subject to other legal proceedings in the ordinary course of business.  When we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated, we reserve for such losses.  Except as discussed above: (i) management has not concluded that it is probable that a loss has been incurred in any of our pending litigation; or, (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending litigation; and, (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of any pending litigation.  Nevertheless, although litigation is subject to uncertainty, management believes and we have been so advised by counsel handling the respective cases, that we have a number of valid claims and defenses in all pending litigation to which we are a party, as well as valid bases for appeal of adverse verdicts against us.  All such cases are, and will continue to be, defended vigorously and all valid counterclaims pursued.  However, we may enter into settlement discussions in particular cases if we believe it is in the best interests of our shareholders to do so.  In some instances, we have repurchased interests in policies to settle claims.  In these cases, only the excess, if any, of the settlement payment amount over the investment value of the repurchased policy interest is charged to settlement expense.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008.  There has been no significant change to identified risk factors during the first nine months of this year.

ITEM 6.  EXHIBITS

31.1     Rule 13a-14(a) Certifications

32.1     Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    January 9, 2009

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

By: /s/ David M. Martin
David M. Martin
Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certifications	27-28

32.1	Section 1350 Certification	29