Form 10-K
period 2009-02-28
LIFE PARTNERS HOLDINGS INC
filed 2009-05-29
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”)
For the fiscal year ended:  February 28, 2009

Commission File Number: 0-7900

LIFE PARTNERS HOLDINGS, INC.
(Name of registrant in its charter)

Texas (State of incorporation)	74-2962475 (I.R.S. Employer ID no.)

204 Woodhew Drive Waco, Texas (Address of Principal Executive Offices)	76712 (Zip Code)

Registrant’s telephone number, including area code:  254-751-7797

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock (par value $0.01 per share) (Title of Class)	NASDAQ Global Select (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 2008, was $169,282,508, based on the last reported sale price of $23.17 (adjusted for 2008 and 2009 splits) on that date on the NASDAQ Global Select Market.

Shares of Common Stock, $.01 par value, outstanding as of May 1, 2009: 15,024,354.

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part II, Item 5 and Part III of this report.

2009 Form 10-K Annual Report

Table of Contents

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-K for the fiscal year ended February 28, 2009 (“fiscal 2009”) concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-K, particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

We are a specialty financial services company, providing purchasing services for life settlements to our client base.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  To meet market demand and maximize our value to our clients, we have made significant investment in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 84,000 purchaser transactions involving over 6,000 policies totaling over $1.8 billion in face value.  We believe our experience, infrastructure and intellectual capital gives us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

We act as a purchasing agent for life settlement purchasers.  In performing these services, we identify, qualify and purchase policies on behalf of our clients which match their buying parameters and return expectations.  Because we must work within these parameters, we must make offers which are competitive from the seller’s point of view, but still fit within the buying parameters of our clients.  This success-based compensation formula insures that we bring value to both parties to the transaction and that both buyer and seller are satisfied.  We locate potential policy owners through a network of brokers, insurance, financial and estate planning professionals, through personal referrals and through Internet and print media advertising.  Brokers are typically compensated based on a percentage of the face value of the policy sold, which is paid upon the closing of a settlement.  Estate planning professionals and financial planners typically operate on a fee-for-service basis, which is paid directly by their client.  We have long-term relationships with most of the country's life settlement brokers and believe that these brokers adhere to applicable regulatory requirements when conducting their business.  Broker referrals accounted for 99% of our total business as measured by policy face value in each of fiscal 2009 and 2008.  In fiscal 2009, three brokers made referrals whose policy face value represented over 10% of our total business.  Referrals from these brokers accounted for 44% of e total business.  In fiscal 2008, we had three brokers with 10% or more of our total business and they accounted for 69% of our total business.  We believe this reduction in concentration as well as the addition of a number of new brokers indicates a reduction in concentration of market share among brokers.

We categorize our purchasers of life settlements as institutional or retail.  Institutional purchasers are typically investment funds designed to acquire and hold life settlements.  These funds are often affiliated with large investment firms.  We have acted as the funds’ purchasing agent.  We have sponsored funds ourselves and may do so in the future.  Institutional purchasers continue to be a large part of our purchaser base reflecting the increasing acceptance of life settlements within the financial community.  Institutional purchasers accounted for 8% and 6% of our total revenues in fiscal 2009 and fiscal 2008, respectively.

Most of our earlier purchasers were, and continue to be, high net worth individuals, which we refer to as retail purchasers.  Our retail purchasers generally come to us through a network of financial planners, whom we call licensees.  We develop this network through referrals and have long-standing relationships with most of the financial planners.  Although these financial planners can be compensated through fee-based consultations paid by the purchaser, we compensate most of the financial planners based on the amount invested.  The compensation of financial planners is paid in cash generally upon the closing date of the transaction.

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

After closing the transaction, we generally hold title to the policy as nominee for the purchaser.  Responsibility for policy premium costs passes to the purchaser, who typically funds the premium costs through deposits with the escrow agent.  We strictly maintain the confidentiality of an insured’s personal information in accordance with regulations promulgated by the Texas Department of Insurance.  A purchaser will receive evidence of the transfer of ownership of the policy (which identifies the insured), but will not receive contact information for the insured, which is available only to licensed life settlement companies like Life Partners.  We monitor the insured’s health status and notify the escrow agent upon the insured’s death.  We also notify purchasers in instances in which the premium escrow account has been exhausted so that the purchaser can replenish the account to keep the policy from lapsing.

We pioneered the foregoing transaction design and, since our formation, we have participated in the purchase of life settlement transactions totaling over $1.8 billion in face value.

The Life Settlement Market and Competition.  Life settlements provide a secondary market for existing life insurance policies that the owner no longer needs or wants and that insure a person whose life expectancy can be reasonably estimated.  Over the past few years, the market for life settlements has grown substantially from both the demand and the supply sides of the transaction with an increase in the average face amount of policies presented for sale.  The larger amount of capital required to meet the higher acquisition costs of the average life settlement has led us to develop relationships with institutional purchasers in addition to expanding our base of retail clients and increasing the minimum investment amount.  We have devoted substantial marketing and client development resources to attracting both individual and institutional purchasers domestically and abroad, both directly and through their advisors.  The number of retail purchasers and the amount of their average investment has increased substantially providing us with a significant market advantage by enabling us to reach the diversification goals of our clients as well as giving us greater flexibility in purchasing policies.  We have also experienced success in attracting institutional clients and believe that we shall continue to attract institutional clients as we devote more time and resources into cultivating relationships with them.

One disincentive for domestic institutional investment had been the accounting treatment applied to the purchase of life insurance policies, which generally required that settlements be recorded at the cash surrender values of such policies instead of their purchase prices.  This treatment often resulted in substantial write-downs for financial reporting purposes.  Since 2006, however, generally accepted accounting methods have permitted purchasers to account for their investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized.  We believe the adoption of this more favorable accounting treatment has spurred institutional investment, especially in the domestic market.  This accounting change has also had a positive effect on policies that we own, and we expect to increase the amount of policies that we purchase for our own investment.

We estimate that the total face value of life settlement transactions for the entire industry during calendar year 2008 was approximately $9 to 10 billion, which gives us a market share of approximately 8%, compared with an estimated 6% last year.  This market share is higher than in previous periods.  This estimate is only an approximation, since precise market data is not available publicly and thus our competition is difficult to quantify.  We are the only publicly held company operating exclusively in this market.  Some competitors file publicly available transaction activity with state insurance commissions.  Not every company may report its transactions, however, and the accuracy of the information relies on the veracity of the filings made by each company.  Our estimate of 2008 market activity is based on reported transactions and known transaction volumes with allowance for unreported data and multiple reports of the same transaction.

While the overall life settlement market has grown in size and the number of market participants appears to have grown, we believe the market has become more fractured among market participants.  We believe that two of our largest industry competitors currently have about 35% of the total market share which is evenly divided between the two.  The remaining 65% of the market is divided among approximately 30 other market participants, only five of which have between 5 to 10% of the total market share.  Unlike some of our competitors, which may have more restrictive purchasing parameters or a single provider of investment capital, we have developed markets for all types of life expectancies in order to accommodate the investment goals of our clients as well as the individual circumstances of the policies presented to us.  We believe this diversified capital business model makes us more competitive in the market and provides us with greater flexibility.  We also believe that this model provides a stronger platform for our sustainable growth as a company.  Markets are segmented by length of life expectancy and policy face value.  The amount of competition in these markets varies according to the demand for such policies.

We believe the life settlement market in general will continue to increase substantially during the next year due to a number of factors.  First, market demand from purchasers remains strong for these transactions.  The competition for policies has increased, indicating that there is an increased awareness among the financial markets in general of the value of life settlements as an investment vehicle.  Continued general economic uncertainty has led many purchasers to seek alternative investment strategies that diversify their portfolios and avoid economically sensitive investments.  Life settlements provide diversification and produce returns that are not correlated to stock and bond market fluctuations, increasing commodity prices or the currently uncertain credit market.  We believe that interest from both retail and institutional purchasers will continue to grow steadily throughout the next fiscal year.

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

Data from the American Council of Life Insurers shows that the voluntary termination rates for individual policies has dropped steadily from 6.6% in 2002 to 5.1% in 2007.  Because the decline in the lapse rate coincides with the increasing number of reported life settlement transactions, we believe this indicates that more policyholders are choosing to sell their policies in life settlement transactions rather than voluntarily terminating these policies.  We also believe this corroborates predictions that the life settlement market will continue to grow in size as these transactions become more familiar to policyholders.

Access to capital, the insurance industry’s addition of pre-death cash benefits, law enforcement pressure on companies operating illegally, and increasing government regulation have contributed to a stabilization in the number and sophistication of life settlement companies, both those purchasing for their own accounts and those, like us, who act as agents for our clients.  We estimate the number of life settlement companies actively purchasing for their own account or as agents for purchasers has diminished greatly to fewer than 10 consistently active companies in the market, compared with approximately 35 last year.  We believe this is a direct result of competing business models which relied heavily on leverage and a single or preferred client model.  In contrast, our business model uses no leverage and is a multi-client model.  As credit markets tightened over the past year, the strength of our business model was demonstrated as our business increased, while companies with leveraged business models failed or substantially curtailed their business activities.

Although we are one of the largest life settlement companies (based on face value of policies settled), competition within the life settlement market is active among the few companies in this sector and we will continue to experience competition for qualified policies to purchase.  This competition will have an effect on the prices we pay for policies, the amount of brokerage and referral fees we pay, and the prices we set for the acquisition of policies.  We believe the overall market for life settlements will increase as more seniors become aware of their option to liquidate an unwanted policy through a life settlement.  In light of our experience in the market and our estimates concerning competition and supply and demand for policies, we believe our total business volume for life settlements will be approximately $1 billion in face value for fiscal 2010, which is a 44% increase over our total business volume of $694 million in fiscal 2009.  This estimate is projected, in part, on the total face value of settlements we have already experienced during this fiscal year as well as the 43% increase in total business volume between fiscal 2008 and fiscal 2009.

The following table shows the number of life settlement contracts we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for our last three fiscal years:

	2007	2008	2009
Number of settlements	220	200	196
Face value of policies	$151,397,000	$415,293,000	$693,715,000
Average revenue per settlement	$135,433	$356,891	$528,645
Total net revenues derived (1)	$12,231,000	$36,823,000	$54,421,000
_______________

(1)	The revenues derived are exclusive of brokerage and referral fees.

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

Consumer Protection Licensing.  The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (NAIC).  At least 40 states have now adopted some version of this model law or another form of regulation governing life settlement companies in some way.  These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insureds and sellers, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive.

Licensing.  Many states require the licensing of life settlement brokers and providers, mandate disclosures to sellers or purchasers or both, require periodic reporting requirements, and set forth prohibited business practices.  We are licensed as a viatical and life settlement company by the Texas Department of Insurance.  Under the Texas requirements, we must file our transaction documents with the state for approval, make certain disclosures to insureds and sellers, offer a 15-day right of rescission to the seller, file certain annual reports with the state, and abstain from unfair business practices.  Because all of our transactions are completed in Texas, the Department of Insurance has jurisdiction to investigate complaints from any insured or seller, irrespective of the state in which that insured or seller lives.  Consequently, we believe Texas offers protection to all insureds or policyholders (including those living in states that have no licensing requirement).  However, other states have their own licensing requirements in order to purchase policies from policyowners in those states and we comply with those requirements.  In addition to Texas, we are licensed in the following states: Arkansas, Connecticut, Illinois, Maryland, Mississippi, Nevada, New Jersey, North Carolina, Oklahoma, Pennsylvania, Tennessee and Virginia.  Many other states have clearly identified exemptions from licensing requirements which permit us to purchase from policyowners in those states according to those exemptions.  Information about us is available through the Texas Department of Insurance or on its website at:  https://apps.tdi.state.tx.us/pcci/pcci_show_profile.jsp?tdiNum=8967842&company Name=Life%20Partners,%20Inc.&sysTypeCode=PA.

Securities Regulations.  Some states and the Securities and Exchange Commission have attempted to treat life settlements as securities under federal or state securities laws.  We have structured our settlements to reduce the risk that they would be treated as securities under state or federal law.  While it has been held under federal law that our transaction structure is not a security, the State of Colorado was successful in obtaining a judicial determination that our transaction structure was a security under Colorado law.  See Item 3. Legal Proceedings below.  We resolved this jurisdictional issue with the State of Colorado and have modified our transaction structure to comply with that state’s requirements and do not believe that our transaction modifications will have any significant impact on our operations.

We believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry.  As a practical matter, the widespread application of securities laws would burden us and senior Americans attempting to sell their policies with little or no benefit to purchasers.  Each of our purchasers has represented themselves to be financially sophisticated, high net worth individuals or institutions, which have little need for the protections afforded by the securities laws.  At this point, due to the manner in which we structure our settlements and the availability, in some instances, of exceptions and exemptions under securities laws, such laws have not limited our business model to a significant extent.  But we cannot give assurance that our business would not be materially and adversely impacted by securities-based regulation.

Insurance Regulation.  As a life settlement company, we facilitate the transfer of ownership in life insurance policies, but do not participate in the issuance of policies.  As such, we are not required to be licensed as an insurance company or insurance broker.  We do deal, however, with insurance companies and professionals in our business and are indirectly affected by the regulations covering them.  The insurance industry is highly regulated, and these regulations affect us in numerous ways.  We must understand the regulations as they apply to policy terms and provisions and the entitlement to, and collectability of, policy benefits.  We rely upon the protections against fraudulent conduct that these regulations offer and we rely upon the licensing of companies and individuals with whom we do business.

Employees

As of February 28, 2009, we had 56 direct employees, none of whom are represented by a labor union, as well as 5,300 licensees who act as independent contractors and refer clients to us for the purchase of life settlements.  We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory.

More about Life Partners

Our executive offices are located at 204 Woodhew Drive, Waco, Texas 76712 and our telephone number is 254-751-7797.  Our corporate information website is www.lphi.com.  We make available without charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports shortly after we file these reports with the SEC.  Our informational website for potential sellers and purchasers is www.lifepartnersinc.com.

Item 1a.  Risk Factors

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully considered in evaluating us and our business.  Such factors significantly affect or could significantly affect our business, operating results or financial condition.  This annual report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this annual report on Form 10-K.

We Depend on Growth in the Life Settlement Market

Growth of the life settlement market and our expansion within the market may be affected by a variety of factors, including:

•	The inability to identify sufficient numbers of qualified policies to meet demand;

•	The inability to convince potential sellers of the benefits of life settlements;

•	The inability to attract sufficient qualified purchasers;

•	Competition from other life settlement companies;

•	The occurrence of illegal or abusive business practices resulting in negative publicity about the market; and

•	The adoption of overly burdensome governmental regulation.

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

Our Success Depends on Maintaining Relationships within Our Referral Networks

We rely primarily upon brokers to refer potential sellers of policies to us and upon financial professionals, known as licensees, to refer retail purchasers to us.  These relationships are essential to our operations and we must maintain these relationships to be successful.  We do not have fixed contractual arrangements with life settlement brokers and they are free to do business with our competitors.  Our network of licensees is much broader, but no less important.  Our ability to build and maintain relationships with our licensees will depend upon our closing rates, the value we bring to our retail clients and the level of compensation we pay to the referring professional.  The compensation paid to the referring professional will affect the offer price to the seller and the compensation we receive.  We must balance these interests successfully to build our referring network and attain greater profitability.

Our Purchasers Depend on Our Ability to Predict Life Expectancies and Set Appropriate Prices; If Our Investment Returns Are Not Competitive, We May Lose Purchasers

A purchaser’s investment return from a life settlement depends on three factors: the difference between the policy face amount and purchaser’s cost basis (consisting of the acquisition cost and premiums paid to maintain the policy), the length of the holding period, and the demise of the insured.  We price settlements based on the policy face amount, the anticipated life expectancy of an insured and policy maintenance costs.  Life expectancies are generally estimated from standard medical and actuarial data based on the historical experiences of similarly situated persons.  The data is necessarily based on averages involving mortality and morbidity statistics.  The outcome of a single settlement may vary significantly from the statistical average.  It is impossible to predict any one insured’s life expectancy exactly.  To mitigate the risk that an insured will outlive his or her predicted life expectancy, we price life settlements to yield competitive returns even if this life expectancy prediction is exceeded by several years.  In addition, life settlement purchasers must be able to bear a non-liquid investment for an indeterminate period.

If we underestimate the average life expectancies and price our transactions too high, our purchasers will realize smaller returns, demand may fall, and purchasers may invest their funds elsewhere.  In addition, amounts escrowed for premiums may be insufficient to keep the policy in force, requiring purchasers to invest further proceeds to pay these additional premiums.  If we overestimate the average life expectancies, the settlement prices we offer will fall below market levels, supply will decrease, and sellers may engage in business with our competitors or pursue other alternatives.  Our ability to accurately predict life expectancies and price accordingly is affected by a number of factors, including:

•	The accuracy of our life expectancy estimations, which must sufficiently account for factors including an insured’s age, medical condition, life habits (such as smoking), and geographic location;

•	Our ability to anticipate and adjust for trends, such as advances in medical treatments, that affect life expectancy data; and

•
Our ability to balance competing interests when pricing settlements, such as the amounts paid to policy sellers, the acquisition costs paid by purchasers, and the compensation paid to ourselves and our referral networks.

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

Government Regulation Could Negatively Impact Our Business

We are licensed and regulated by the Texas Department of Insurance as a viatical and life settlement company and hold licenses as a life settlement provider in other states as well.  State laws requiring the licensing of life settlement providers govern many aspects of our conduct, operations, advertising and disclosures.  The laws may vary from state to state, however, and our activities and those of brokers with whom we do business can be affected by changes in these laws or different interpretations of these laws.  In addition, some states and the Securities and Exchange Commission treat certain life settlements as securities under state and federal securities laws.  Because of legal precedent relating to our settlements and the possible availability of exceptions or exemptions under the securities laws, we do not believe that the application of securities laws will have a material adverse effect on our operations, but cannot assure you that securities regulators or private individuals will not attempt to apply the securities laws to our settlements or that defending such attempts would not have a material adverse effect on our business.  Further, changes in laws or governmental regulation could affect our brokers or clients, which could have a material adverse effect on our business.

We Are Operating in an Evolving Market that May Be Volatile

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

Our Chairman and Chief Executive Officer Beneficially Owns 50% of Our Common Stock and, as a Result, Can Exercise Significant Influence over Our Company

Under SEC regulations, Mr. Brian D. Pardo, our Chairman and Chief Executive Officer, may be considered the beneficial owner of approximately 50% of our common stock, largely as the result of exercising voting power by proxy over shares held by The Pardo Family Trust.  He will be able to control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.  His voting control affects indirectly the process for nominating directors, since theoretically he could nominate and elect directors without board involvement.  This concentration of ownership may also have the effect of delaying or preventing a change in control of Life Partners, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Item 1b.  Unresolved Staff Comments

We have not received within 180 days before February 28, 2009, written comments from the Securities and Exchange Commission regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended, that remain unresolved.

Item 2.  Description of Properties

Our corporate offices are located at 204 Woodhew Drive in Waco, Texas.  We own two buildings on adjacent lots at this location and our offices occupy both buildings, which together total 24,000 square feet.  One building was built in 1985 and the other in 1986.

Item 3.  Legal Proceedings

During the fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007, we incurred settlement expenses of $1,382,140, $173,954 and $415,312, respectively, for the resolution of litigation or potential litigation.  Most settlements involved purchaser claims and relatively minor settlement amounts.  In some instances, we have purchased interests in policies to settle claims.  In these cases, only the excess (if any) of the settlement payment over the investment value of the purchased policy interest is charged to settlement expense.  The balance is recorded on our balance sheet as an asset under “Investments in policies” and the cash expenditure is recorded on our cash flow statement under “Purchase of policies for investment purposes and capitalized premiums.”

On May 29, 2007, the Securities Commissioner for the State of Colorado filed an action against Life Partners, Inc. and its President, Life Partners Holdings, Inc. and its Chairman, as well as several other unaffiliated individuals alleging violations of the Colorado Securities Act in connection with certain life settlements transacted through our subsidiary, Life Partners, Inc.  The Commissioner obtained a temporary restraining order against Life Partners, Inc. and Life Partners Holdings, Inc. and sought restitution, disgorgement and other equitable relief as well as damages, rescission, interest, costs and reasonable attorney’s fees.  This action is styled Fred J. Joseph v. Life Partners, Inc. et al., Case No. 07CV5218 in the District Court for the City and County of Denver, Colorado.  This action was settled amicably on December 10, 2008, with the entry of a consent injunction against the Company and LPI and the agreement that LPI would offer to purchase the interests of certain Colorado clients.  Neither the Company, LPI, nor the individuals admitted or denied the Commissioner’s allegations.  Despite the initial allegations in the action, there was no finding of fraud by the Court and the Commissioner acknowledged that “no investor has alleged or asserted any impropriety against LPI with respect to their investment and all purchasers represented themselves to be accredited investors prior to investing.” The injunction permits LPI to offer life settlements in Colorado that are registered or are exempt from registration under the Colorado Securities Act.  Under the terms of the settlement, Life Partners, Inc. agreed to offer to purchase the life settlements from the Colorado investors alleged in the complaint, and all purchasers that accepted the offer to purchase received additional compensation for the purchase equal to statutory interest.  Of those to whom we made an offer to purchase, 74% chose to sell all of their interest and 4% elected to sell only a portion of their interest.  LPI has completed this purchase offer, and the amount paid to the investors who accepted our offer totaled $12,760,290 of which $2,700,741 represents additional compensation which is equal to statutory interest.  The total face value of interests in policies which we purchased is $18,752,910.

On June 9, 2006, a putative class action case entitled Earl Parchia et al. v. Life Partners, Inc.,Cause No. 2006-2258-4 was filed against us in the 170th District Court of McLennan County, Texas.  Although this action purports to represent a class of persons similarly situated, the Court has not certified this case as a class action.  This action alleges breach of contract in connection with advising purchasers of premiums that come due on policies in which the escrow for premiums has been exhausted.  The case also alleges that we breached our contract with purchasers by selecting life insurance policies insuring the lives of individuals who were not actually terminally ill.  Although we have filed a partial motion for summary judgment and discovery has been authorized, there has been no significant action in this matter since February 29, 2008.  We believe there are numerous and substantial legal and factual issues that will prevent this matter from being certified as a class action and that will not support the claims made in this case.  We intend to vigorously defend this action, but we cannot predict or guarantee the outcome of the action.

On April 24, 2001, the State of Texas initiated a suit against LPI for alleged violations of the Texas Deceptive Trade Practices Act (DTPA).  This suit is currently in the 74th District Court in McLennan County, Texas.  This suit stems from a contract LPI used with purchasers which had an ambiguous provision which made it unclear who was responsible for paying premiums to keep life insurance policies purchased in force.  LPI’s contention was that the purchasers of the policy interests were responsible to pay premiums, as they were the owners of the policies.  The State of Texas alleged that this was not the case and that LPI had violated the DTPA by requesting premiums from purchasers.  The case was initially filed in Travis County, but was transferred to McLennan County.  On May 24, 2006, the trial court ruled for LPI on summary judgment, holding that the contract was ambiguous, and thus LPI did not violate the DTPA by interpreting the contract to mean the purchasers were responsible to pay premiums.  On June 9, 2006, the trial court entered a take-nothing judgment against the State because the State lacked standing to bring a DTPA case over an ambiguous provision in a contract.  The State appealed this ruling to the 10th Circuit Court of Appeals contending that venue was improper in McLennan County and that the trial court erred in holding the language of the contract was ambiguous.  The 10th Circuit Court of Appeals originally ruled that the transfer of venue was improper, but later withdrew that opinion and ruled that the transfer of venue to McLennan County was proper, but that the trial court erred in holding that the language of the contract was ambiguous.  Both the State and LPI appealed issues to the Supreme Court of Texas.  LPI appealed the decision of the appellate court on the basis that the question of ambiguity of language was not properly before the court and the court was not in a position to rule on the question of ambiguity of the contract language.  The State appealed the appellate court decision that venue was proper in McLennan County and sought to have venue returned to Travis County.  Separate petitions on these issues were filed before the Texas Supreme Court.  On September 8, 2008, the Texas Supreme Court declined to hear the petitions of either party, which preserved the trial court’s venue ruling in favor of LPI and the State’s standing to continue the action.  The case has been remanded back to the trial court for further proceedings, but no hearings or proceedings are currently scheduled.

On September 17, 2007, we were served in a civil action by Maxim Group, LLC in a case styled Maxim Group, LLC v. Life Partner (sic) Holdings, Inc., Case Number 07 CIV 8099 in the United States District Court for the Southern District of New York.  Plaintiff is an investment banking firm.  It claims that we entered into an investment banking contract with it in 2004 under which we agreed to issue a warrant for 100,000 shares of our common stock to Plaintiff exercisable at any time during a five-year period commencing on the date of the contract at an exercise price of $7.00 per share.  We contend the warrant was consideration for Plaintiff’s services, that Plaintiff never performed, and that we owe nothing.  We filed a motion for summary judgment to dismiss this case, which was denied.  The suit is still in the discovery phase, and we intend to defend ourselves vigorously in this matter.

On December 9, 2005, we were served with a civil action by M. Smith in a case styled M. Smith v. Life Partners, Inc., et. al., in the Superior Court of New Jersey, Chancery Division.  This suit involves a claim that LPI is obligated to pay M. Smith’s health insurance premiums pursuant to the contract to purchase M. Smith’s life insurance.  The trial court ruled that LPI is obligated to pay these heath insurance premiums for M. Smith and ordered an amount be paid to the Clerk of Court to fund a constructive trust to fund these future premiums.  LPI appealed this ruling, and on appeal, the court remanded the case to the trial court for further hearing on an appropriate remedy.  LPI has filed a third party complaint in the suit against the insurance company who issued the life and health insurance policy at issue.  There are no hearings or discovery proceedings currently scheduled as we are in active settlement negotiations among all three parties.

On March 28, 2008, in response to a Notice of Hearing received from the Florida Office of Insurance Regulation, LPI filed a declaratory judgment action against the Florida Commissioner of the Office of Insurance Regulation in the United States District Court for the Northern District of Florida to determine whether LPI is required to be licensed as a life settlement provider in order to purchase policies from Florida residents.  We claimed that the Florida Office of Insurance Regulation does not have jurisdiction over LPI and that to assert just jurisdiction violates the Commerce Clause, Contracts Clause, and the Due Process Clause of the United States Constitution.  On December 1, 2008, the District Court dismissed all of our claims except the due process claim.  The matter is still ongoing.

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

PART II

Item 5.  Market for Our Common Stock, Related Shareholder Matters and Our Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol LPHI.  On April 30, 2009, there were approximately 96 shareholders of record of our Common Stock.  Most of our common stock is held beneficially in “street name” through various securities brokers, dealers and registered clearing agencies.  We believe that there are approximately 6,500 beneficial owners of shares of our common stock who hold in street name.

The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years.
	High	Low	Cash Dividends
Year Ended 2/29/08
First Quarter	$15.30	$8.04	$.0625
Second Quarter	$41.20	$14.69	$.0600
Third Quarter	$42.32	$22.60	$.0700
Fourth Quarter	$28.65	$11.82	$.0600
Year Ended 2/28/09
First Quarter	$15.91	$9.66	$.0700
Second Quarter	$23.33	$14.69	$.0700
Third Quarter	$33.81	$17.06	$.0800
Fourth Quarter	$36.06	$14.89	$.0700

On May 1, 2009, the last reported sale price of our common stock on The Nasdaq Global Select Market was $17.43 per share.  Our total share volume for April 2009 was 3,968,900 shares compared to 1,121,800 shares for the same period last year.

Dividends

We paid common stock dividends of $0.2900 per share in fiscal 2009 and $0.2525 per share in fiscal 2008.  The dividend declared by the Board of Directors has been at least $0.05 per share in each quarter since March 1, 2005 with an additional $0.01 “Christmas Bonus” dividend in the third quarters of fiscal years 2009, 2008 and 2007.

Purchases of Equity Securities

We made no purchases of our equity securities during the fourth quarter of our fiscal year ended February 28, 2009.

Performance Graph

The line graph below compares the cumulative total shareholder return on our Common Stock for the last five fiscal years with cumulative total return on the Russell MicroCap Index and the Nasdaq Financial Index.  This graph assumes a $100 investment in each of Life Partners Holdings, Inc., the Russell Microcap Index and the Nasdaq Financial Index at the close of trading on February 29, 2004, and also assumes the reinvestment of all dividends.  The points represent fiscal year-end levels based on the last trading day in each fiscal year.  Return information is historical and not necessarily indicative of future performance.

	2004	2005	2006	2007	2008	2009
Life Partners	$100	$102	$103	$188	$354	$508
Russell Microcap Index	$100	$103	$120	$128	$104	$55
Nasdaq Financial Index	$100	$102	$123	$130	$108	$60

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no outstanding options or shares subject to options or other purchase rights authorized, but not outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During fiscal 2009, we made the following purchases of our Common Stock.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Mar. 1 to 31, 2008	6,250	$11.22	6,250	961,806
Apr. 1 to 30, 2008	23,424	$14.14	23,424	938,382
May 1 to 31, 2008	21,250	$14.01	21,250	917,132
Total	50,924	$13.73	50,924	917,132

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

	Year Ended February 28/29,
	(millions, except per share information)
	2009	2008	2007	2006	2005
Operating Results
Revenues	$103.6	$72.6	$29.8	$20.1	$18.7
Income from Operations	$40.2	$27.2	$3.9	$1.9	$4.4
Pre-tax Income	$41.9	$28.7	$4.7	$2.0	$4.0
Net Income	$27.2	$18.8	$3.4	$1.1	$2.7

	Year Ended February 28/29, (millions, except per share information)
	2009	2008	2007	2006	2005
		(Restated)
Balance Sheet Data at Fiscal Year End
Current Assets	$29.2	$20.9	$8.7	$4.3	$3.7
Current Liabilities	$7.6	$8.0	$8.5	$6.0	$3.5
Working Capital	$21.6	$12.9	$.2	$(1.7)	$0.2
Total Assets	$52.4	$31.9	$16.6	$12.0	$10.3
Total Liabilities	$8.4	$9.1	$8.9	$6.8	$4.0
Shareholder Equity	$44.0	$22.8	$7.7	$5.2	$6.3
Return on Assets	64.5%	77.4%	23.5%	10.3%	27.8%
Return on Equity	81.3%	123.1%	51.9%	19.9%	47.8%
Per Share Data(1)
Earnings Per Share	$1.83	$1.25	$0.23	$0.08	$0.18
Dividends Per Share	$0.29	$0.25	$0.21	$0.20	$0.20
Financial Ratios
Current Ratio	3.8 : 1	2.6 : 1	1.0 : 1	0.7 : 1	1.1 : 1
Quick Ratio	3.8 : 1	2.6 : 1	1.0 : 1	0.7 : 1	1.1 : 1

(1) Earnings per share data has been restated for the fiscal 2008 and 2009 stock splits.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act.  See Special Note Regarding Forward-Looking Statements for additional factors relating to such statements.

We provide the following discussion to assist in understanding our financial position as of February 28, 2009, and results of operations for the years ended February 28, 2009, February 29, 2008, and February 28, 2007.  As you read this discussion, refer to our Consolidated Financial Statements and Notes thereto.  We analyze and explain the differences between periods in the material line items of these statements.

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations are based on our Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America.  To guide our preparation, we follow accounting policies, some of which represent critical accounting policies as defined by the SEC.  The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent liabilities, and the reported amounts of income and expenses during the reporting period that management considers to be critical accounting estimates.  The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, knowledge of the accounts and other factors that are believed to be reasonable.  Because of the nature of the judgments and assumptions made by management, actual results may differ materially from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.  Areas affected by our estimates and assumptions are identified below.

We recognize income at the time a settlement closes and the purchaser has obligated itself to make the purchase.  We defer $100 per viatical settlement and $200 per life settlement to cover minor monitoring services provided subsequent to the settlement date.  We amortize this deferred cost over the anticipated life expectancy of the insureds.

We sometimes make short-term advances to facilitate a life settlement transaction.  These amounts are included in Accounts receivable – trade, and are collected as the life settlement transactions close.  All amounts are considered collectable, as we are repaid the advance before any of the other parties involved in the transaction receive funds.

On March 27, 2006, FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued, which amends FTB 85-4.  The FASB Staff Position states that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election shall be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, a purchaser recognizes the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized.  Under the fair value method, a purchaser recognizes the initial investment at the purchase price.  In subsequent periods, the purchaser re-measures the investment at fair value in its entirety at each reporting period and recognizes changes in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  FSP FTB 85-4-1 is required to be applied to fiscal years beginning after June 15, 2006.  We elected to adopt FSP FTB 85-4-1 as of March 1, 2006 (the beginning of fiscal 2007) and to value our investments in life settlement contracts using the investment method.  As of February 28, 2009, our investments in life settlements held for our own account were valued at $8,878,715.  This change in accounting principle resulted in an increase in the value of life settlements which we hold for our own account of $457,070.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment at February 28, 2009.

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

Other recent accounting pronouncements have been issued including FASB Statements No. 157, 159, 160, 161, 162 and FIN 48.  For a discussion of these pronouncements, refer to Footnote 3 to the Consolidated Financial Statements.

Life Partners

We are the world's oldest and only publicly traded company operating exclusively in the life settlement industry.  Our revenues are primarily derived from fees associated with facilitating life settlement transactions.

Comparison of Years Ended February 28, 2009 and February 29, 2008 and February 28, 2007

We had net income of $27,159,116 for the year ended February 28, 2009 (fiscal 2009), compared to net income of $18,756,271 for the year ended February 29, 2008 (fiscal 2008) and $3,360,230 for the year ended February 28, 2007 (fiscal 2007).  The 45% increase in net income in fiscal 2009 is attributable primarily to a 43% increase in revenues and a 48% increase in revenues net of brokerage and licensee fees.  The large increase in revenues, net of brokerage fees, resulted in an increase in income from operations of 48%.  The 458% increase in net income in fiscal 2008 was attributable to a 144% increase in revenues and a 201% increase in revenues net of brokerage and licensee fees.  The large increase in revenues, net of brokerage fees, resulted in an increase in income from operations of 595%.  Legal and professional costs were $1,839,782, $1,660,176 and $2,150,126 in fiscal 2009, 2008 and 2007, respectively, and after payroll comprised the largest single general and administrative expense.  The costs were attributable primarily to our prosecution of lawsuits against the States of Colorado, Virginia, Florida and Utah and in defending ourselves in the arbitration against M. Smith and a former investment banking firm.  See Item 3. Legal Proceedings.

Revenues - Revenues increased by $31,005,185, or 43% from $72,609,255 in fiscal 2008 to $103,614,440 in fiscal 2009.  This increase was due primarily to a 67% increase in our total business volume as measured by the face value of all policy settlements transacted through us and a 48% increase in the average revenue per settlement from $356,891 in fiscal 2008 to $528,645 in fiscal 2009.  The number of settlements we transacted in fiscal 2009 decreased by 2% from last year continuing a trend toward fewer transactions, but with larger face amounts.  Revenues in fiscal 2008 increased by $42,813,932 or 144% from $29,795,323 in fiscal 2007 to $72,609,255.  This increase was also a result of the increase in policy face amounts and in average revenue per settlement.

During the periods, demand for our services remained strong and the number of policies presented to us and meeting our purchasing qualifications remained constant.  Growth in demand was especially strong for policies with higher face values among both institutional and retail clients, and we anticipate this demand trend to continue for the foreseeable future.  Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base.  In contrast, we employ a broad based, multi-client business model and our purchaser base is much broader.  While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon any single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term.  With our multi-client business model, we believe we can serve the demand for all our current and future clients.  We believe this business model will permit us to achieve sustainable growth for the foreseeable future, without the risks associated with a single or limited number of clients.

We believe the increasing demand for our services results from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments.  Returns on life settlements are linked to the lives of the insureds.  As such, settlements function independently from, and are not correlated to, traditional equity and debt markets and commodity investments.  We benefit from the investment community searching for returns higher than what is currently available in the traditional marketplace.  Demand for our services emanates from both domestic and international purchasers, and the ratio of domestic clients to international clients was relatively unchanged from last year.  In fiscal 2009, approximately 80% of our business was from domestic purchasers while approximately 20% was from foreign purchasers.  This is consistent with fiscal 2008.  In fiscal 2007, this ratio was 81% from domestic business and 19% from foreign business.  We do not anticipate significant changes in the ratio between domestic and foreign business.

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

Brokerage and Referral Fees - Brokerage and referral fees increased 38% or $13,407,342 from $35,786,521 in fiscal 2008 to $49,193,863 in fiscal 2009.  Brokerage and referral fees increased 104% or $18,222,399 from $17,564,122 in fiscal 2007 to $35,786,521 in fiscal 2008.  Brokerage and referral fees constituted 47% of revenues in fiscal 2009 compared to 49% in fiscal 2008 and 59% in fiscal 2007.   In fiscal 2009, broker referrals accounted for 99% of the total face value of policies transacted, while this percentage for fiscal 2008 was 99% and for fiscal 2007 was 94%.  Policies presented from three brokers who each represented more than 10% of all completed transactions totaled 44% of the total face value in fiscal 2009.  Policies presented from three brokers who each represented more than 10% of all completed transactions totaled 69% of the total face value in fiscal 2008.  This compares to a concentration of 73% of the total face value of all completed transactions from only two brokers in fiscal 2007.

Brokerage and referral fees generally increase or decrease with revenues, face values of policies transacted and the volume of transactions, although the exact ratio may vary according to a number of factors.  Brokers may adjust their fees with the individual policyholders whom they represent.  In some instances, several brokers may compete for representation of the same seller, which will result in lower broker fees.  Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category, individual agreements between clients and their referring financial planners.  No broker fees are paid when a policy owner is not represented by a broker and presents a policy to us directly.

Some states are moving to license life settlement brokerage activity, which may result in the capping of fees or the disclosure of fees, either of which would tend to lower the fees.

Brokerage fees associated with the purchase of policies for our own investment are not included in this line item, but are expensed and are included in the line “General and Administrative” expenses on the income statement.

Operating Expense - General and administrative expenses increased by 35% or $2,830,002 from $8,186,195 in fiscal 2008 to $11,016,197 in fiscal 2009.  Executive and employee bonuses increased $966,715 from $1,321,240 in fiscal 2008 to $2,287,955 in fiscal 2009.  These payments are a direct result of the increased company profitability, which is linked to executive compensation plans and bonuses given to all employees.  This is the single largest expense increase.   General and administrative expenses increased by 20% or $1,364,090 from $6,822,105 in fiscal 2007 to $8,186,195 in fiscal 2008.

Also included in fiscal 2009 general and administrative expenses are substantial legal and professional expenses of $1,839,782 primarily associated with the prosecution of legal actions against the State of Colorado, the State of Virginia and the State of Florida and in defending ourselves in the M. Smith and Maxim cases.  This compares with $1,660,176 in fiscal 2008 and $2,150,125 in fiscal 2007.  See Item 3. Legal Proceedings.

For various other legal actions or claims in which we believe we might incur liability, we paid non-recurring settlement expenses of $1,382,140 in fiscal 2009 compared to $173,954 in fiscal 2008 and $415,312 in fiscal 2007.

We made advances on policy premiums primarily to maintain certain older viatical settlement transactions.  During fiscal 2009, 2008 and 2007, we made premium advances of $1,916,693, $1,195,018 and $1,242,314, respectively, and were reimbursed $472,217, $216,251 and $389,938, respectively.  The settlements, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy.  While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers.  Reimbursements for these premiums will come either from the purchasers or from the distribution of such purchaser’s proceeds paid when the insured dies.  Premium advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense.  We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.  Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

Interest Income and Expense - Interest and other income grew from $957,363 in fiscal 2007 to $1,656,204 in fiscal 2008 and to $1,804,290 in fiscal 2009.  The increase in income corresponds to higher investment balances.  Interest expense declined from $207,238 in fiscal 2007 to $162,508 in fiscal 2008 and $61,182 in fiscal 2009.  Interest expense relates primarily to the long-term debt financing on our property.

Income Taxes - Income tax expense increased by $4,823,252 or 49% from $9,935,487 in fiscal 2008 to $14,758,739 in fiscal 2009 due to a 46% increase in income before taxes.  Income tax expense increased by $8,588,465 or 638% from $1,347,022 in fiscal 2007 to $9,935,487 in fiscal 2008 due to a 510% increase in income before taxes.

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities during fiscal 2009 increased by 135% or $16,360,571 to $28,445,291 compared with net cash flows provided by operating activities of $12,084,720 for fiscal 2008 and $4,155,409 in fiscal 2007.  This increase in cash flows from operating activities was attributable primarily to a 45% or $8,402,845 increase in net income from $18,756,271 in fiscal 2008 to $27,159,116 in fiscal 2009, and a 458% or $15,396,041 increase in net income in fiscal 2008 versus fiscal 2007.  Fiscal 2009’s increase in cash flow was also aided by a $1,481,812 decline in accounts receivable.  In 2008, the increase was helped by an increase in accounts payable of $1,568,755.  In fiscal 2009, the increase in operating activities’ cash flow was diminished by a reduction in accounts payable of $759,191.  In fiscal 2008, cash flow from operating activities was diminished by (i) an increase in accounts receivable of $6,704,623; and (ii) a decrease in net income tax payable of $520,128.

Investing and Financing Activities - We used cash of $15,878,496 in investing activities in fiscal 2009 versus $4,867,162 in fiscal 2008 and $241,499 in fiscal 2007.  We purchased policies of $8,013,324 in fiscal 2009 compared to $464,212 in fiscal 2008 and $89,775 in fiscal 2007.  In fiscal 2009 we made an investment in a life settlement fund partnership of $5,000,000.  In fiscal 2009, we made purchases of property and equipment of $413,734 while in fiscal 2008 it was $2,380,558 and in fiscal 2007 it was $98,554.  Investments in certificates of deposit were $1,948,651 in fiscal 2009 versus $1,084,952 in fiscal 2008 and zero in 2007.  Investments in marketable securities were $502,787 in fiscal 2009, $1,727,440 in fiscal 2008 and $53,171 in fiscal 2007.  The purchases of property and equipment in 2008 were primarily the purchase of the land and building adjacent to our corporate headquarters and the company plane, which was also sold in fiscal 2008.

We used $4,418,125 in financing activities in fiscal 2009 versus $3,626,032 in fiscal 2008 and $2,180,128 in fiscal 2007.  We paid down $2,387,399 on our operating line of credit and loans in fiscal 2009 compared with payments of $3,206,168 in fiscal 2008 and $761,849 in fiscal 2007.  We received proceeds from loans of $2,000,000 in fiscal 2009 and $2,289,226 in fiscal 2008.  We paid dividends of $3,331,675 in fiscal 2009, $2,445,218 in fiscal 2008 and $2,024,279 in fiscal 2007.  We purchased shares on the open market (treasury shares) for $699,051 in fiscal 2009 and $563,872 in fiscal 2008.

Working Capital and Capital Availability - As of February 28, 2009, we had working capital of $21,589,464.  Our cash during fiscal 2009 increased by a total of $8,148,670 compared with an increase of $3,591,526 in fiscal 2008 and an increase of $1,733,782 in fiscal 2007.  In the event we require credit to facilitate our short-term cash flow management and operating capital requirements, we maintain two credit lines.  One credit line is secured by cash and securities on deposit.  As of February 28, 2009, it carried an interest rate at Wall Street Journal Prime Rate of 3.25% and had a borrowing base of $1.8 million.  There was no outstanding balance as of February 28, 2009, and a $1,621 balance at February 29, 2008.  The other line of credit is secured by a certificate of deposit.  This line of credit carried an interest rate of 5.55% and had a borrowing base of $1 million.  There was no outstanding balance on this line as of February 28, 2009 and February 29, 2008.

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

Our financial strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses.  We believe that domestic and international demand for life settlements will continue to grow during the next year as the prospects for economic conditions remain uncertain, as the popularity of non-correlated assets continues to grow, and as we gain competitive advantage in a growing market.  In addition to our traditional retail base, we have expanded our services to accommodate institutional purchasers.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

 Contractual Obligations and Commitments

The following table reflects our outstanding contractual obligations and commitments as of February 28, 2009.  Long-term debt includes interest.
Contractual Obligations	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Long-term debt	$1,078,074	$92,023	$184,046	$184,046	$617,959
Operating leases	96,235	39,432	56,803	-	-
Total obligations	$1,174,309	$131,455	$240,849	$184,046	$617,959

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8.  Financial Statements and Supplementary Data

Our audited Consolidated Financial Statements, together with the report of auditors and the notes to the Consolidated Financial Statements, beginning on page 32 of this report.
The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2009, 2008 and 2007.  This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein.  Certain amounts previously reported have been reclassified to conform to the current presentation.  These reclassifications had no net impact on the results of operations.

	Fiscal 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$24,438,146	$24,788,725	$28,103,930	$26,283,639
Income from Operations	$9,433,148	$9,520,893	$10,602,463	$10,682,368
Pre-tax Income	$9,800,431	$10,004,229	$11,239,383	$10,873,812
Net Income	$6,248,574	$6,603,491	$7,282,878	$7,024,173
Net Income Per Share	$0.42	$0.45	$0.48	$0.48

	Fiscal 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$17,578,976	$17,646,109	$19,298,726	$18,085,444
Income from Operations	$6,689,483	$6,133,682	$7,489,394	$6,845,980
Pre-tax Income	$7,023,606	$6,564,777	$7,959,225	$7,144,150
Net Income	$4,723,946	$4,341,111	$5,215,695	$4,475,519
Net Income Per Share	$0.31	$0.29	$0.35	$0.30

	Fiscal 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$6,166,797	$6,586,609	$7,318,909	$9,723,008
Income from Operations	$319,648	$397,902	$1,093,260	$2,096,462
Pre-tax Income	$258,922	$151,743	$1,249,371	$3,047,216
Net Income	$470,992	$223,743	$847,606	$1,817,889
Net Income Per Share	$0.03	$0.02	$0.06	$0.12

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.      Controls and Procedures

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K.  As described below under “Report of Management on Internal Control over Financial Reporting”, we have identified material weaknesses in the internal control over financial reporting as of February 28, 2009.  Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the reported material weaknesses.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system has been designed to provide reasonable, not absolute, assurance to our management and Board of Directors that the objectives of our control system with respect to the integrity, reliability and fair presentation of published financial statements are met.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of February 28, 2009.  In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was not effective in achieving its objectives as of February 28, 2009, due to material weaknesses that existed in our internal controls relating to our financial reporting as of that date.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment of our internal control over financial reporting as of February 28, 2009, the following material weaknesses existed as of that date:

•
Our controls lacked adequate financial oversight including appropriate levels of monitoring and review.  Specifically, we did not have a systematic procedure for ensuring that the disclosure and presentation of information in the financial statement footnotes would be presented in accordance with accounting principles generally accepted in the United States and the various regulatory requirements. Additionally, we did not have sufficient accounting oversight to ensure that the classification of all financial information is presented in accordance with accounting principles generally accepted in the United States.

•
We lacked adequate internal controls to ensure the proper financial reporting in new and emerging or non-routine accounting areas, especially relating to accounting for and disclosure of investment activity.  Specifically, we did not have procedures in place for testing our purchased policies for possible impairment and we did not assemble adequate documentation to allow for the required disclosures relating to purchased policies.  Further, our controls did not adequately address accounting for investment in outside ventures.  As a result, a partnership in which we invested lacked sufficient financial statements to allow us to properly report our investment on the equity method, and we failed to properly record a component of the partnership investment accounted for using the equity method.

In addition, our independent registered public accounting firm, Eide Bailly, LLP, has issued an attestation report, set forth below, that our internal control over financial reporting was not effective as of February 28, 2009.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We are planning on taking the following steps, which we believe are necessary to address the issues associated with our material weaknesses over financial footnote disclosures, which involve implementing process-focused changes to improve the design and operation of the controls.  Such planned changes include:

•	Development and improved maintenance of internal controls regarding the accounting for investments in policies and in partnerships,

•	Development of a system for periodically reviewing internal control documents, revising and supplementing as needed, and documenting the review,

•	Increased oversight and monitoring of accounting procedures and review of our financial statement and footnote disclosures by our outside accounting consultants, and,

•	Use of standard financial regulation checklists for disclosure and presentation.

We expect the above mentioned changes in internal controls to be fully implemented by the quarter ended August 31, 2009, and testing of our internal controls subsequent to this date we believe will determine that the enhanced controls are operating effectively.

Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended February 28, 2009

Subsequent to the evaluation and through the date of this filing of Form 10-K for fiscal year 2009, other than the material weaknesses noted above, during the fiscal quarter ended February 28, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Life Partners Holdings, Inc.

We have audited Life Partners Holdings, Inc.’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Life Partners Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment.

Life Partners Holdings, Inc. lacked adequate financial oversight including appropriate levels of monitoring and review.  Specifically, Life Partners Holdings, Inc. did not have a systematic procedure for ensuring that the disclosure and presentation of information in the financial statement footnotes would be presented in accordance with accounting principles generally accepted in the United States of America and the various regulatory requirements.  Additionally, Life Partners Holdings, Inc. did not have sufficient accounting oversight to ensure that the classification of all financial information is presented in accordance with accounting principles generally accepted in the United States of America.

In addition, Life Partners Holdings, Inc. lacked adequate internal controls to ensure the proper accounting treatment and financial reporting for new, emerging or non-routine business transactions, especially relating to the accounting for and disclosure of its various investment activities, most notably, its investments in life insurance policies and a limited partnership.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the February 28, 2009 financial statements, and this report does not affect our report dated May 29, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Life Partners Holdings, Inc. has not maintained effective internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, and cash flows of Life Partners Holdings, Inc., and our report dated May 29, 2009 expressed an unqualified opinion.

/s/ Eide Bailly LLP

Oklahoma City, OK
May 29, 2009

Item 9b.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers; Corporate Governance

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements.  The Consolidated Financial Statements for the fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007 are included in this Annual Report beginning on page 32.

Financial Statement Schedules.  All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

Exhibits.  The exhibit list and accompanying footnote disclosures in the Index to Exhibits immediately following the Notes to our Consolidated Financial Statements is incorporated herein by reference in response to the requirements of this part of the Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 29, 2009	Life Partners Holdings, Inc.

	By:	/s/ Brian D. Pardo
Brian D. Pardo President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian D. Pardo	President, Principal Executive	May 29, 2009
Brian D. Pardo	Officer, and Director

/s/ David M. Martin	Chief Financial Officer	May 29, 2009
David M. Martin

/s/ R. Scott Peden	Secretary, Director	May 29, 2009
R. Scott Peden

/s/Tad Ballantyne	Director	May 29, 2009
Tad Ballantyne

/s/ Harold Rafuse	Director	May 29, 2009
Harold Rafuse

/s/ Fred Dewald	Director	May 29, 2009
Fred Dewald

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2009, FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Life Partners Holdings, Inc. and subsidiaries as of February 29, 2008, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the years in the two-year period ended February 29, 2008.  These consolidated financial statements are the responsibility of the Life Partners Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, except for the error described in Note 17, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Partners Holdings, Inc. and subsidiaries as of February 29, 2008 and the consolidated results of their operations, cash flows and shareholders’ equity for each of the years ended February 29, 2008, and February 28, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Eide Bailly LLP.

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

/s/ Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, OK
May 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Life Partners Holdings, Inc. as of February 28, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended February 28, 2009. Life Partners Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Life Partners Holdings, Inc. as of February 28, 2009, and the results of its operations and its cash flows for the year ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 17 that were applied to restate the February 29, 2008 consolidated financial statements.  As discussed in Note 17 to the consolidated financial statements, Life Partners Holdings, Inc. has restated its February 29, 2008 consolidated balance sheet and statement of cash flows for the year then ended to correct errors in its classification of cash and cash equivalents and investments.  In our opinion, such adjustments are appropriate and have been properly applied.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Life Partners Holdings, Inc.’s internal control over financial reporting as of February 28, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 29, 2009, expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ Eide Bailly LLP

Oklahoma City, OK
May 29, 2009

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

ASSETS

	Feb. 28, 2009	Feb. 29, 2008
		(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$15,261,217	$7,112,547
Certificates of deposit	3,033,603	1,084,952
Accounts receivable - trade	10,057,386	11,514,717
Accounts receivable - employees	51,731	62,913
Accounts receivable – others	105,417	118,716
Notes receivable	554,918	525,000
Prepaid expenses	141,286	495,645

Total current assets	29,205,558	20,914,490

PROPERTY AND EQUIPMENT:
Land and building	2,131,285	2,163,252
Proprietary software	499,046	421,187
Machinery and equipment	1,298,599	930,757
Transportation equipment	9,800	145,300

	3,938,730	3,660,496

Accumulated depreciation	(1,344,243)	(1,140,851)

	2,594,487	2,519,645
OTHER ASSETS:
Premium advances, net of reserve for uncollectable of $5,416,621 in 2009 and $4,304,062 in 2008	-	-
Investment in securities	2,704,063	4,568,494
Investment in policies	8,878,715	1,017,201
Investment in partnership	4,935,875	-
Other	831,700	831,700
Deferred income taxes	3,227,427	2,010,427

	20,577,780	8,427,822

Total Assets	$52,377,825	$31,861,957

See the accompanying summary of accounting policies and notes to the consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

LIABILITIES AND SHAREHOLDERS' EQUITY

	Feb. 28, 2009	Feb. 29, 2008
		(Restated)
CURRENT LIABILITIES:
Accounts payable	$5,068,961	$5,828,152
Accrued liabilities	527,126	461,508
Dividends payable	1,043,316	698,668
Accrued settlement expense	462,341	482,792
Current portion of long-term debt	42,717	97,338
Short-term notes payable	-	1,621
Deferred revenue	227,300	268,850
Income taxes payable	244,333	178,070

	7,616,094	8,016,999

LONG-TERM DEBT, net of current portion shown above	736,356	1,067,513

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 18,750,000 shares
authorized; 15,024,354 shares issued and outstanding	150,243	150,243
Additional paid-in capital	11,460,311	11,460,311
Retained earnings	36,348,525	12,865,732
Accumulated other comprehensive loss	(2,298,640)	(762,828)
Less: Treasury stock – 165,338 shares	(1,635,064)	(936,013)

Total shareholders’ equity	44,025,375	22,777,445

Total liabilities and shareholders’ equity	$52,377,825	$31,861,957

See the accompanying summary of accounting policies and notes to the consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 28, 2009, FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	2009	2008	2007

REVENUES	$103,614,440	$72,609,255	$29,795,323

BROKERAGE FEES	49,193,863	35,786,521	17,564,122

REVENUES, NET OF BROKERAGE FEES	54,420,577	36,822,734	12,231,201

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	11,016,197	8,186,195	6,822,105
Premium advances, net	1,444,476	978,767	852,376
Settlement costs	1,382,140	173,954	415,312
Depreciation and amortization	338,892	325,279	234,136

	14,181,705	9,664,195	8,323,929

INCOME FROM OPERATIONS	40,238,872	27,158,539	3,907,272

OTHER INCOME (EXPENSES):
Interest and other income	1,804,290	1,656,204	957,363
Interest expense	(61,182)	(162,508)	(207,238)
Loss on investment in partnership	(64,125)	-	-
Impairment of partnership	-	-	(123,149)
Realized gain on investments	-	39,523	173,004

	1,678,983	1,533,219	799,980

INCOME BEFORE INCOME TAXES	41,917,855	28,691,758	4,707,252

INCOME TAXES:
Current tax expense	15,144,333	10,220,070	1,677,439
Deferred tax benefit	(385,594)	(284,583)	(330,417)

	14,758,739	9,935,487	1,347,022

NET INCOME	$27,159,116	$18,756,271	$3,360,230

EARNINGS:
Per share - Basic and Diluted	$1.83	$1.25	$0.23
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	14,866,167	14,993,434	14,762,311
Diluted	14,866,167	14,993,910	14,771,905

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$27,159,116	$18,756,271	$3,360,230
Unrealized gain (loss) on investment securities net of taxes	(1,535,812)	(729,902)	208,534

COMPREHENSIVE INCOME	$25,623,304	$18,026,369	$3,568,764

BASIC AND DILUTED EARNINGS PER SHARE:
Comprehensive income	$1.72	$1.20	$0.24

See the accompanying summary of accounting policies and notes to the consolidated financial statements

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2009, FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	Common Stock						Treasury Stock
	Number of Shares	$0.01 par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Note Receivable	Number of Shares	Amount	Total Shareholders’ Equity

Balance, February 28, 2006	15,024,354	$150,243	$10,554,311	$(4,575,281)	$(241,460)	$(372,141)	294,426	$-	$5,515,672
Dividends declared	-	-	-	(1,984,913)	-	-	-	-	(1,984,913)
Other comprehensive gain	-	-	-	-	208,534	-	-	-	208,534
Shares issued to IGE shareholder	-	-	-	-	-	-	(1,562)	-	-
Options exercised	-	-	606,000	-	-	-	(156,250)	-	606,000
Net income for the year ended February 28, 2007	-	-	-	3,360,230	-	-	-	-	3,360,230

Balance, February 28, 2007	15,024,354	$150,243	$11,160,311	$(3,199,964)	$(32,926)	$(372,141)	136,614	$-	$7,705,523
Dividends declared	-	-	-	(2,690,575)	-	-	-	-	(2,690,575)
Other comprehensive loss	-	-	-	-	(729,902)	-	-	-	(729,902)
Options exercised	-	-	300,000	-	-	-	(78,125)	-	300,000
Foreclosure on Texas 50 note for stock	-	-	-	-	-	372,141	16,010	(372,141)	-
Purchase of treasury stock	-	-	-	-	-	-	39,930	(563,872)	(563,872)
Shares issued to IGE shareholder	-	-	-	-	-	-	(15)		-
Net income for the year ended February 29, 2008	-	-	-	18,756,271	-	-	-	-	18,756,271

Balance, February 29, 2008	15,024,354	$150,243	$11,460,311	$12,865,732	$(762,828)	$-	114,414	$(936,013)	$22,777,445
Dividends declared	-	-	-	(3,676,323)	-	-	-	-	(3,676,323)
Other comprehensive loss	-	-	-	-	(1,535,812)	-	-	-	(1,535,812)
Purchase of treasury stock	-	-	-	-	-	-	50,924	(699,051)	(699,051)
Net income for the year ended February 28, 2009	-	-	-	27,159,116	-	-	-	-	27,159,116

Balance, February 28, 2009	15,024,354	$150,243	$11,460,311	$36,348,525	$(2,298,640)	$-	165,338	$(1,635,064)	$44,025,375

See the accompanying summary of accounting policies and notes to the consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2009, FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	2009	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,159,116	$18,756,271	$3,360,230
Adjustments to reconcile net income to operating activities:
Depreciation	338,892	325,279	234,136
Loss on investment in partnership	64,125	-	663,344
Gain on asset disposals	-	(61,538)	-
Impairment of investment in policies	151,810	-	-
(Increase) decrease in operating assets:
Accounts receivable	1,481,812	(6,704,623)	(2,849,728)
Notes receivable	(29,918)	(425,000)	-
Prepaid expenses	354,359	(383,928)	145,815
Deferred income taxes	(385,594)	(284,583)	(330,417)
Increase (decrease) in operating liabilities:
Accounts payable	(759,191)	1,568,755	2,481,824
Accrued liabilities	65,618	134,359	(402,403)
Accrued settlement expense	(20,451)	(332,594)	259,969
Income taxes payable	66,263	(520,128)	581,239
Deferred revenue	(41,550)	12,450	11,400
Net cash provided by operating activities	28,445,291	12,084,720	4,155,409
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(1,948,651)	(1,084,952)	-
Investment in marketable securities	(502,787)	(1,727,440)	(53,170)
Purchases of property and equipment	(413,734)	(2,380,558)	(98,554)
Proceeds from sale of property and equipment	-	900,000	-
Purchase of policies for investment purposes and capitalized premiums	(8,013,324)	(464,212)	(89,775)
Investment in partnership	(5,000,000)	-	-
Purchases of artifacts	-	(110,000)	-
Net cash used in investing activities	(15,878,496)	(4,867,162)	(241,499)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,000,000	2,289,226	-
Payments on notes payable	(2,387,399)	(3,206,168)	(761,849)
Stock options exercised	-	300,000	606,000
Purchases of treasury shares	(699,051)	(563,872)	-
Dividends paid	(3,331,675)	(2,445,218)	(2,024,279)
Net cash used in financing activities	(4,418,125)	(3,626,032)	(2,180,128)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,148,670	3,591,526	1,733,782
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,112,547	3,521,021	1,787,239
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,261,217	$7,112,547	$3,521,021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$61,182	$162,508	$493,651
Income taxes paid	$15,078,000	$10,024,198	$1,032,381
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Accrued interest receivable	$29,918	$-	$-
Unrealized gain (loss) on marketable securities	$(1,535,812)	$(729,902)	$208,534
Dividends declared and not paid by period end	$1,040,131	$717,633	$453,311

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by Life Partners:

Reclassifications.  Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation.  The reclassifications had no effect on previously reported results of operations or retained earnings.

Cash and Cash Equivalents.  For purposes of the balance sheet and statement of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents.  Any investments with an original maturity of three months or more are classified as Certificates of Deposit.  The average balance of our general checking account balance is generally in excess of $250,000.  The Federal Deposit Insurance Corporation (FDIC) currently insures all bank accounts up to $250,000, with unlimited coverage on non-interest bearing accounts.  The FDIC coverage in fiscal 2008 was $100,000.  The amount of our cash accounts in excess of the FDIC insurance limit at February 28, 2009, and February 29, 2008, was $13,289,475 and $6,594,775, respectively.  Amounts in interest bearing accounts which are in excess of $250,000 are at risk to the extent that their balances exceed FDIC coverage.  Money market investments do not have FDIC protection.  We believe we have mitigated our exposure to loss with deposits in a combination of two smaller, local banks and three of the largest national financial institutions.

Certificates of Deposit.  Certificates of deposit are held in several banking institutions.  Their original maturities are greater than 3 months but do not exceed a year.  The FDIC currently insures all bank accounts up to $250,000, with unlimited coverage on non-interest bearing accounts.  The FDIC coverage in fiscal 2008 was $100,000.  The amount of our certificate of deposit accounts in excess of the FDIC insurance limit at February 28, 2009, and February 29, 2008, was $1,933,244 and $984,952, respectively.

Accounts Receivable – Trade.  The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts reflecting transactions that have closed, and revenue has been recognized, before the final funds are received to settle the transactions.  We also sometimes make non-interest bearing advances to facilitate a settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, so there are no issues of collectability or adverse effects due to the current credit environment.  The receivable amounts at February 28, 2009, and February 29, 2008, were $10,057,386 and $11,514,717, respectively.

Notes Receivable.  The amounts shown on the balance sheet termed Notes Receivable represent a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008 and renewed with a guaranty and security agreement on January 23, 2009.  The due date was February 28, 2009.  Although not collected by February 28, 2009, we believe this note is fully recoverable within the next fiscal period.  The amounts, including accrued interest, at February 28, 2009, and February 29, 2008, were $554,918 and $525,000, respectively.

Property and Equipment.  Our property and equipment are depreciated over their estimated useful lives using the straight-line method.  Depreciation expense for the years ending February 28, 2009, February 29, 2008 and February 28, 2007 were $338,892, $325,279 and $234,136, respectively.  The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Premium Advances.  We record premium advances as an asset but reserve 100% of the balance due to the uncertainty of when the advances will be collected.  We believe that the vast majority of the advances will eventually be collected either through direct repayments from purchasers or at the time when the policies mature.  The asset is related to ongoing policies, most of which will require ongoing premium payments until maturity.  Our current financial condition, cash flows and the general legislative environment is stable and positive.  If these circumstances were adversely impacted, collection of premium advances could be adversely impacted as well.  When premium advances are repaid, the repayments are offset against the premium expense.  During fiscal 2009, 2008 and 2007, we made premium advances of $1,916,693, $1,195,018 and $1,242,314, respectively, and were reimbursed $472,217, $216,251 and $389,938, respectively.  We have not experienced any material changes in our estimates of collectability versus actual results in the current or prior periods.

Investment in Policies.  From time to time, we purchase interests in policies to hold for investment purposes.  FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force are capitalized.  FSP FTB 85-4-1 replaced FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account.  The balance of Investment in Policies is routinely tested for impairment and valued accordingly.

Artifacts and Other.  The artifacts and other assets are stated at cost.  We have evaluated these assets and believe there is no impairment in their value as of February 28, 2009 and February 29, 2008.

Impairment of Long-Lived Assets.  We account for the impairment and disposition of long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  As of February 28, 2009, there was $151,810 of impairment.  As of February 29, 2008, no impairment had been recorded.

Consolidation.  The consolidated financial statements include the accounts of Life Partners and its wholly owned subsidiaries, as described in Note 1 above.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition.  We recognize income at the time a settlement has been closed and the purchaser has obligated itself to make the purchase.  We defer $100 per viatical settlement and $200 per life settlement to cover minor monitoring services provided subsequent to the settlement date and to amortize this deferred cost over the anticipated life expectancy of the insureds.

Income Taxes.  The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of transactions and events.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Timing differences between the reporting of income and expenses for financial and income tax reporting purposes are reported as deferred tax assets, net of valuation allowances, or as deferred tax liabilities depending on the cumulative effect of all timing differences, recorded at amounts expected to be more likely than not recoverable.  See Note 10 for further details.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and contingent assets and liabilities disclosed in the financial statements and accompanying notes.  Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

Earnings Per Share.  Basic earnings (loss) per share computations are calculated on the weighted-average of common shares and common share equivalents outstanding during the year, reduced by the treasury stock.  Common stock options and warrants are considered to be common share equivalents and are used to calculate diluted earnings per common and common share equivalents except when they are anti-dilutive.

Concentrations of Credit Risk and Major Customers.  In fiscal 2009 and 2008, compensation to a single licensee organization represented 20% of all brokerage and referral fees in each year.  In fiscal 2009 and 2008, compensation to one broker represented 20% and 39%, respectively, of all brokerage and referral fees.

(3) NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Effective March 1, 2008, management adopted SFAS 157 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by SFAS No. 157-2.  In February 2008, the FASB issued Staff Position No. SFAS 157-2 (FSP No.157-2), Effective Date of FASB Statement No. 157, that defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  SFAS 157-2 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008.  Management is assessing the impact of the adoption of SFAS 157-2.  It is not anticipated that SFAS 157-2 will have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings.  The statement is applied prospectively upon adoption.  We did not elect fair value treatment for any assets or liabilities under SFAS 159 as of February 28, 2009.

In December 2007, the FASB issued Statement No. 160, Non-Controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently analyzing the impact this SFAS will have on its financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS No. 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We currently have no derivatives and hedging activities and do not expect the adoption of SFAS No. 161 to have a material impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 became effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards, which was November 15, 2008.  SFAS 162 does not have a material impact on our financial condition, results of operations or cash flows.

On April 9, 2009, FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently analyzing the impact this FSP will have on its financial statements.

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

The adoption of FIN 48 on March 1, 2007, did not have a material effect on our financial condition, results of operations or cash flows.

(4) INVESTMENTS IN SECURITIES

Our securities investments are income and equity mutual funds and are classified as investments in securities.  Investments in securities are recorded at fair value on the balance sheet in other assets, with the unrealized change in fair value during the period included in equity.

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

Our securities investments had unrealized losses of $3,536,667 and $1,169,255 at February 28, 2009, and February 29, 2008, respectively.  The tax effect of these unrealized losses for the years ended February 28, 2009, and February 29, 2008, was $831,600 and $308,651, respectively.  Based on our analysis of these securities, we have concluded that the gross unrealized losses are temporary in nature.  However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The cost and estimated market value of the investment securities classified as available-for-sale as of February 28, 2009, and February 29, 2008 are as follows:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Recorded Basis
Market income funds as of 2/28/2009	$6,240,730	$-	$3,536,667	$2,704,063
Market income funds as of 2/29/2008	$5,737,749	$-	$1,169,255	$4,568,494

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at February 28, 2009, and February 29, 2008:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of February 28, 2009
Market income funds	$355,715	$147,267	$2,348,348	$3,389,400	$2,704,063	$3,536,667
Total temporarily impaired securities	$355,715	$147,267	$2,348,348	$3,389,400	$2,704,063	$3,536,667

As of February 29, 2008
Market income funds	$2,070,045	$1,053,246	$2,498,449	$116,009	$4,568,494	$1,169,255
Total temporarily impaired securities	$2,070,045	$1,053,246	$2,498,449	$116,009	$4,568,494	$1,169,255

(5) INVESTMENT IN POLICIES

From time to time, we purchase interests in policies to hold for investment purposes.  FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums, statutory interest, and direct external costs, if any) to keep the policy in force are capitalized.  FSP FTB 85-4-1 replaced FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account.  The balance of Investment in Life Insurance Policies is routinely tested for impairment and valued accordingly.  Impairment for the year ended February 28, 2009 was $151,810.  There was no impairment recorded for the year ended February 29, 2008.  The balance of Investment in Policies increased significantly during fiscal 2009, the majority of which resulted from a settlement of a case with the State of Colorado.  The Securities Commissioner for the State of Colorado filed an action alleging violations of the Colorado Securities Act in connection with certain life settlements transacted through our subsidiary, Life Partners, Inc.  This action was settled with the agreement that LPI would offer to purchase the interests of certain Colorado clients.  Under the terms of the settlement, Life Partners, Inc. agreed to offer to purchase the life settlements from the Colorado investors alleged in the complaint, and all purchasers that accepted the purchase offer received additional compensation for the purchase equal to statutory interest.  As of February 28, 2009, we had purchased interests in 260 policies and paid $6,318,665, including $1,286,833 of statutory interest related to the Colorado settlement.  After February 28, 2009, we purchased interests in an additional 264 policies related to the Colorado settlement and paid $6,441,625, including $1,413,908 of statutory interest.  LPI has completed this purchase offer.  The total amount paid to the purchasers who accepted this offer totaled interests in 524 policies and $12,760,290, of which $2,700,741 represented the payment of statutory interest.

The table below describes the Investment in Policies account at February 28, 2009.  The carrying value noted includes $1,286,833 of statutory interest.

Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	331	$2,647,822	$5,103,241
1-2	83	2,001,137	2,856,277
2-3	94	2,584,926	4,457,263
3-4	51	1,228,156	2,086,260
4-5	13	416,674	1,078,196
Thereafter	-	-	-
Total	572	$8,878,715	$15,581,237

Remaining life expectancy for year 0-1 includes all policies that have exceeded their original life expectancy plus those policies that are scheduled to reach their original life expectancy during the next 12 months.  Remaining life expectancy is based on original life expectancy estimates and is not an indication of expected maturity.  Actual maturity dates in any category may vary significantly (either earlier or later) from the remaining life expectancies reported above.

Premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of February 28, 2009 are as follows.

Year 1	$73,230
Year 2	136,557
Year 3	394,726
Year 4	318,050
Year 5	149,140
Total estimated premiums	$1,071,703

(6) INVESTMENT IN PARTNERSHIP

The amount shown on the balance sheet termed Investment in Partnership is an investment in an unaffiliated limited partnership created for the acquisition of life settlements.  On August 26, 2008, we entered into a contractual agreement to purchase an interest in the partnership at a total cost of $5.0 million, resulting in an interest of 23% as of February 28, 2009.  LPI performs policy-purchasing services for this limited partnership and earns fees from it as it would from any other LPI client.  For the year ended February 28, 2009, LPI performed policy-purchasing services for 14 life settlement contracts and recognized $2,305,310 of gross revenue from those contracts.  This investment is accounted for under the equity method of accounting.  As of February 28, 2009, LPI’s valuation of the investment, with $64,125, our equity portion of the partnership’s operating loss subtracted from the initial investment of $5,000,000, was $4,935,875.  There was no balance in this account as of February 29, 2008.

The Partnership is accounted for under the cash basis method of accounting.  Therefore, the Company’s share of the net income or loss of the Partnership is based on when revenue is received less the expenses when they are paid.  The following table represents summarized information of the Partnership’s balance sheet and results of operations as of and for the 12-month period ended February 28, 2009:

As of Feb. 28, 2009
Assets: Cash and Life Settlements	$130,882,844
Liabilities: Bank Loan and Accrued Preferred Return	$109,898,985
Gross Revenue:	$3,072,141
Gross Profit:	$724,552
Net Loss:	$780,920
LPI’s Share of Net Loss:	$64,125

(7) LEASES

We lease office equipment under non-cancelable operating leases expiring in various years through 2012.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 28, 2009, for each of the next five years and in the aggregate are:

Feb. 28, 2009
2010	$39,432
2011	39,432
2012	17,371
2013	-
2014	-
Total minimum future rental payments	$96,235

Rental expense was $54,556, $53,232 and $36,675 for the years ended February 28, 2009, February 29, 2008, and February 28, 2007, respectively.

Certain operating leases provide for renewal and/or purchase options.  Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term.  Renewal options are for periods of one year at the rental rate specified in the lease.

(8) SHORT TERM NOTES PAYABLE

In the event we require credit to facilitate our short-term cash flow management and operating capital requirements, we maintain two credit lines.  One credit line is secured by cash and securities on deposit.  As of February 28, 2009, $1.8 million of credit was available and it carried an interest rate at Wall Street Journal Prime Rate of 3.25%.  There was no outstanding balance as of February 28, 2009, and a $1,621 balance at February 29, 2008.  The other line of credit is secured by a certificate of deposit.  This line of credit is $1.0 million, is available, and carried an interest rate of 5.55%.  There was no outstanding balance on this line as of February 28, 2009, and February 29, 2008.

(9) LONG-TERM DEBT

As of April 28, 2009 we retired all of our outstanding long-term debt.

As of February 28, 2009, we had the following long-term debt:

	Current	Long-Term
6.49% note payable to a bank, due in installments of $7,669 through December 2017, secured by land and office building with a net book value of $895,366	$42,717	$736,356

As of February 29, 2008, we had the following long-term debt:

6.49% note payable to a bank, due in installments of $7,669 through December 2017, secured by land and office building with a net book value of $919,995	$40,321	$774,587

5.625% note payable to a bank, due in installments of $6,270 through July 2013, secured by land and office building with a net book value of $748,215	57,017	292,926
	$97,338	$1,067,513

Maturities on long-term debt for each of the next five years and thereafter are as follows:
Feb. 28, 2009
2010	$42,717
2011	45,574
2012	48,620
2013	51,871
2014	55,340
Thereafter	534,951
$779,073
Less Current Portion Long-Term Debt	(42,717)
$736,356

(10) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at February 28, 2009, and February 29, 2008, resulted in an increase in the deferred tax asset of $1,217,000 and $691,010, respectively.  We believe the deferred tax asset to be fully realizable.

Following are the components of the net deferred tax asset:

	Feb. 28, 2009	Feb. 29, 2008
Deferred tax liability:
Depreciation	$(152,732)	$(74,211)
Deferred tax assets:
Unrealized loss on investments, included in other comprehensive income	1,237,834	409,239
Accrued contingency costs	117,124	111,458
Accrued vacation costs	31,555	-
Reserve for premium advances	1,895,817	1,506,422
Reserve for policy impairment	53,134	-
Reserve for loss on acquired life insurance policies	44,695	57,519
Total deferred tax assets	3,380,159	2,084,638
Net deferred tax asset	$3,227,427	$2,010,427

For the fiscal periods ending February 28, 2009, and February 29, 2008, the amount of non-deductible penalties paid, primarily due to underpayment of estimated income taxes, was $63,941 and $4,351, respectively.  There were no penalties paid in the year ended February 28, 2007.

The difference between our effective income tax rate and the United States statutory rate is reconciled below for the years ended February 28, 2009 and February 29, 2008:

	2009	2008	2007
United States statutory rate	35.0%	35.0%	34.0%
Additional tax associated with expenses not deductible for tax	0.4%	0.1%	24.3%
Surtax and other	(0.2)%	(0.5)%	(29.7)%
Combined effective tax rate	35.2%	34.6%	28.6%

With a few insignificant exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years 2005 and prior.

Accounting for Uncertainty in Income Taxes.  In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The adoption of FIN 48 at March 1, 2007, did not have a material effect on the Company’s financial position.

(11) SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Dividends.  We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
02/21/06	03/15/06	$0.0500
05/18/06	06/15/06	$0.0500
09/01/06	09/30/06	$0.0500
11/21/06	12/15/06	$0.0600
02/19/07	03/15/07	$0.0500
05/10/07	06/18/07	$0.0625
08/13/07	09/14/07	$0.0600
11/13/07	12/15/07	$0.0700
02/08/08	03/14/08	$0.0600
05/21/08	06/16/08	$0.0700
08/07/08	09/15/08	$0.0700
10/22/08	12/15/08	$0.0800
02/24/09	03/16/09	$0.0700

Stock Options.  We account for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and service providers based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period (if any) in our financial statements.  Stock-based compensation expense is recognized in the Consolidated Statements of Income for the years ended February 28 2009, February 29, 2008 and February 28, 2007 based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we use the Black-Scholes option-pricing model (“Black-Scholes Model”).  The Black-Scholes Model requires the input of highly subjective assumptions.  Because employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options.  In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation.  Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact our fair value determination.  As no share based awards were granted or modified for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, and all previously issued awards had been fully vested, there was no share based compensation expense in any year.

Information with respect to stock options and warrants outstanding to certain service providers are as follows:

	2008
	Shares	Average Exercise Price
Outstanding at beginning of year	62,500	$4.80
Exercised	(62,500)	$4.80
Issued	-	-
Expired	-	-
Outstanding at end of year	-	-

	2007
	Shares	Average Exercise Price
Outstanding at beginning of year	250,000	$4.82
Exercised	(125,000)	$4.85
Issued	-	-
Expired	(62,500)	4.80
Outstanding at end of year	62,500	4.80

Stock Splits.  On August 14, 2007, our board of directors authorized a five-for-four split of the common stock effected in the form of a stock dividend to be distributed on or about September 28, 2007, to holders of record on September 14, 2007.  On January 6, 2009, our board of directors authorized a five-for-four split of the common stock, effected in the form of a stock dividend to be distributed on or about February 16, 2009, to holders of record on February 6, 2009.  The par value of the additional shares of common stock issued in connection with the stock splits was credited to “Common stock” and a like amount charged to “Additional paid-in-capital” in the period the shares were distributed.  Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock splits on a retroactive basis.  To accommodate these splits, on August 15, 2007, we increased our authorized common stock from 10,000,000 shares to 18,750,000 shares.  The following table represents the number of common shares and per share data before and after the stock splits.

	For the Year Ended February 28/29,
	2009		2008		2007
	Before Stock Splits	After Stock Splits	Before Stock Splits	After Stock Splits	Before Stock Splits	After Stock Splits
Shares Outstanding: Common Stock issued and outstanding	11,887,213	14,859,016	9,542,361	14,909,940	9,528,153	14,887,740
Treasury Stock	132,270	165,338	73,225	114,414	87,433	136,614
Average Common and Common Equivalent Shares Outstanding: Basic and Diluted	11,892,934	14,866,167	9,595,798	14,993,434	9,447,879	14,762,311
Basic and Diluted Earnings per Share
Net Income	2.28	1.83	1.95	1.25	0.36	0.23
Basic and Diluted Earnings per Share
Comprehensive Income	2.15	1.72	1.88	1.20	0.38	0.24

Treasury Stock.  On January 22, 2008, we began buying shares on the open market to hold for treasury stock purposes.  We purchased a total of 39,930 shares (split adjusted) in fiscal 2008 at a total cost of $563,872.  We purchased a total of 50,924 shares in fiscal 2009 at a total cost of $699,051.  These shares are reflected on the Statements of Shareholders’ Equity and are considered in the non-affiliated market value calculation.

(12) FAIR VALUE MEASUREMENTS

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

The term “inputs” refers to the assumptions that market participants use in pricing the asset or liability.  SFAS No. 157 distinguishes between “observable inputs” and “unobservable inputs”.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources.  Unobservable inputs reflect an entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.  SFAS No. 157 indicates that valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques and creates the following three broad levels, with Level 1 being the highest priority:

•
Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date (e.g., equity securities traded on the New York Stock Exchange or Nasdaq Global Select Market).

•
Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted market prices of similar assets or liabilities in active markets, or quoted market prices for identical or similar assets or liabilities in markets that are not active).

•	Level 3 inputs are unobservable (e.g., a company’s own data) and should be used to measure fair value to the extent that observable inputs are not available.

The following are the major categories of assets measured at fair value on a recurring basis during the years ended February 28, 2009 and February 29, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Market income funds, February 28, 2009	$2,704,063	-	-	$2,704,063
Market income funds, February 29, 2008	$4,568,494	-	-	$4,568,494

The Company’s financial assets and liabilities are cash and cash equivalents, certificates of deposit, accounts receivable, investments in securities, investments in policies, accounts payable, accrued liabilities and notes payable.  The recorded values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature.  The recorded value of investments in securities is based on fair value and is discussed in Note 4.  The recorded values of financial instruments in notes payable approximate their fair values, as interest approximates market rates.  The carrying value of the company’s investment in policies totaled $8,878,715, which has an estimated fair value of $8,839,650.  Fair value of the investment in policies account was calculated by performing a net present value calculation of the face amount of the life policies for the total portfolio.

(13) RELATED PARTY TRANSACTIONS

We currently operate under an agreement with ESP Communications, Inc. (ESP), which is owned by the spouse of our Chief Executive Officer.  Under the agreement, ESP performs specified administrative duties on behalf of us.  Either party may cancel the agreement with a thirty day written notice.  We currently pay ESP $7,500 on a semi-monthly basis for its services.  We recorded management services expense concerning this agreement with ESP of $180,000 in each of fiscal 2009, 2008 and 2007.

We have a 23% equity interest in a limited partnership.  See Note 6 for additional details.

(14) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers.  Most of these denials relate to policies settled before 1998 and involve technical legal issues that were not fully appreciated when the policies were initially reviewed.  During fiscal year ended February 28, 2009, we paid $905,176 to these purchasers and have accrued another $334,641 for future claims that might arise on these policies.  During fiscal 2008, we paid $419,202 and accrued another $211,207.  Accrued future claims are included in accrued settlement expense on the balance sheet.

We have elected to advance premiums on certain older polices on which the initial premium payment reserves have been fully utilized.  We have no legal obligation to make these advances and do so only in cases when there is a risk of policy lapse due to the failure of a purchaser to pay the premiums.  We initiated and continue to follow this practice as a goodwill gesture.  On final settlement, we are usually reimbursed for these advances.  We have elected to reserve advances when collection is not certain and, if collectible, the time to collection is not certain.  We believe we cannot reasonably estimate the future cost of the advances because we cannot predict the rate at which purchasers might fail to make premium payments.  During fiscal years 2009, 2008 and 2007, we advanced premiums totaling $1,916,693, $1,195,018 and $1,242,314, respectively, and received repayments of advances of $472,217, $216,251 and $389,938, respectively.

(15) PENSION AND OTHER POST-RETIREMENT BENEFITS

We established a 401(k) retirement plan on March 1, 2007.  All employees were eligible to participate effective January 1, 2008, if they met specified employment requirements.  The 401(k) has a match feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  The contribution expense for our matching contributions to the 401(k) plan for fiscal 2009 was $69,902 and for fiscal 2008 was $8,615.

(16) QUARTERLY FINANCIAL DATA

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2009, 2008 and 2007.  This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein.  Certain amounts previously reported have been reclassified to conform to the current presentation.  These reclassifications had no net impact on the results of operations.

	Fiscal 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$24,438,146	$24,788,725	$28,103,930	$26,283,639
Income from Operations	$9,433,148	$9,520,893	$10,602,463	$10,682,368
Pre-tax Income	$9,800,431	$10,004,229	$11,239,383	$10,873,812
Net Income	$6,248,574	$6,603,491	$7,282,878	$7,024,173
Net Income Per Share	$0.42	$0.45	$0.48	$0.48

	Fiscal 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$17,578,976	$17,646,109	$19,298,726	$18,085,444
Income from Operations	$6,689,483	$6,133,682	$7,489,394	$6,845,980
Pre-tax Income	$7,023,606	$6,564,777	$7,959,225	$7,144,150
Net Income	$4,723,946	$4,341,111	$5,215,695	$4,475,519
Net Income Per Share	$0.31	$0.29	$0.35	$0.30

	Fiscal 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$6,166,797	$6,586,609	$7,318,909	$9,723,008
Income from Operations	$319,648	$397,902	$1,093,260	$2,096,462
Pre-tax Income	$258,922	$151,743	$1,249,371	$3,047,216
Net Income	$470,992	$223,743	$847,606	$1,817,889
Net Income Per Share	$0.03	$0.02	$0.06	$0.12

(17) CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We made two changes which affected the fiscal 2008 Consolidated Balance Sheets and Consolidated Statement of Cash Flows.  On the Consolidated Balance Sheets, we moved $1,084,952 from Cash and Cash Equivalents to a new line item called Certificates of Deposit, and we moved the $4,568,494 of Investment in Securities from Current Assets to Other Assets.  These changes more accurately describe their nature.  Cash held in certificates of deposit with original maturity dates of more than three months are more properly described as certificates of deposit.  Investment in securities with the intention of holding them for longer than 12 months are more properly long-term assets rather than current assets.  These changes are considered corrections of errors in previously issued financial statements and, accordingly, the Consolidated Balance Sheets and Consolidated Statement of Cash Flows for fiscal 2008 are noted as “Restated.”  These changes had no effect on retained earnings, components of shareholders’ equity or results of operations as reported in previous periods.

Balance Sheets	Corrected	As Originally Shown
Cash and cash equivalents	$7,112,547	$8,197,499
Certificates of deposit	$1,084,952	$-

Statement of Cash Flows	Corrected	As Originally Shown
Investment in certificates of deposit	$(1,084,952)	$-
Net increase in cash and cash equivalents	$3,591,526	$4,676,478
Cash and cash equivalents, end of period	$7,112,547	$8,197,499

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description	Page
3.2	Amended Articles of Incorporation, dated February 19, 2003 (1)
3.2	Bylaws (2)
4.1	Form of stock certificate for our common stock (2)
10.1	LPHI Omnibus Equity Compensation Plan* (2)
14	Code of Ethics for Directors and Executive Officers (1)
21	Subsidiaries of the Registrant	55
31	Rule 13a-14(a) Certifications	56
32	Section 1350 Certification	58

*
Denotes a management contract or compensatory plans or arrangements.  These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and are incorporated by reference herein.

(1)	These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and are incorporated by reference herein.

(2)	These exhibits were filed with our Annual Report on Form 10-KSB for the year ended February 29, 2000, and are incorporated by reference herein.