Form 10-Q
period 2009-05-31
LIFE PARTNERS HOLDINGS INC
filed 2009-07-10
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2009

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 0-7900

LIFE PARTNERS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Texas (State of incorporation)	74-2962475 (I.R.S. Employer ID no.)

204 Woodhew Drive Waco, Texas (Address of Principal Executive Offices)	76712 (Zip Code)

Registrant’s telephone number, including area code: 254-751-7797

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, $.01 par value, outstanding as of May 31, 2009: 15,024,354

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets – May 31, 2009 and February 28, 2009	3-4
	Consolidated Statements of Income - For the Three Months Ended
	May 31, 2009 and 2008	5
	Consolidated Statements of Cash Flows - For the Three Months Ended
	May 31, 2009 and 2008	6
	Notes to Consolidated Financial Statements	7-16
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17-24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 6.	Exhibits	26

Signatures		27
Exhibit Index		28

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2009 (Unaudited) AND FEBRUARY 28, 2009

ASSETS

	May 31,	February 28,
	2009	2009
CURRENT ASSETS:

Cash and cash equivalents	$17,471,632	$15,261,217
Certificates of deposit	1,915,568	3,033,603
Accounts receivable - trade	10,014,802	10,057,386
Accounts receivable - employees and others	80,410	157,148
Notes receivable	561,462	554,918
Prepaid expenses	105,984	141,286

Total current assets	30,149,858	29,205,558

PROPERTY AND EQUIPMENT:

Land and building	2,148,527	2,131,285
Proprietary software	511,405	499,046
Furniture, fixtures and equipment	1,387,318	1,298,599
Transportation equipment	9,800	9,800

Subtotal	4,057,050	3,938,730

Accumulated depreciation	(1,418,951)	(1,344,243)

Net property and equipment	2,638,099	2,594,487

OTHER ASSETS:

Premium advances net of reserve for uncollectible of $5,800,471 and $5,416,621, respectively	-	-
Investment in securities	3,659,913	2,704,063
Investments in policies, including $197,044 of capitalized premiums	16,076,687	8,878,715
Investment in corporation/partnership	5,362,658	4,935,875
Artifacts and other	831,700	831,700
Deferred income taxes	3,038,856	3,227,427
Total other assets	28,969,814	20,577,780

Total assets	$61,757,771	$52,377,825

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2009 (Unaudited) AND FEBRUARY 28, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY

	May 31,	February 28,
	2009	2009
CURRENT LIABILITIES:

Accounts payable	$4,060,427	$5,068,961
Accrued liabilities	890,896	527,126
Dividends payable	4,758,125	1,043,316
Accrued settlement expense	389,706	462,341
Current portion of long-term debt	-	42,717
Deferred revenue	231,250	227,300
Income taxes payable	4,172,767	244,333

Total current liabilities	14,503,171	7,616,094

LONG-TERM DEBT, net of current portion shown above	-	736,356

Total liabilities	14,503,171	8,352,450

SHAREHOLDERS' EQUITY:

Common stock, $.01 par value 18,750,000 shares authorized; 15,024,354 shares issued and outstanding	150,243	150,243
Additional paid-in capital	11,460,311	11,460,311
Retained earnings	39,039,396	36,348,525
Accumulated other comprehensive loss, net of taxes	(1,760,286)	(2,298,640)
Less: treasury stock, 165,338 shares	(1,635,064)	(1,635,064)

Total shareholders' equity	47,254,600	44,025,375

Total liabilities and shareholders' equity	$61,757,771	$52,377,825

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008
(Unaudited)

	Three Months
	Ended May 31,
	2009	2008

REVENUES	$27,443,604	$24,438,146

BROKERAGE FEES	12,158,120	12,177,872

REVENUES, NET OF BROKERAGE FEES	15,285,484	12,260,274

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	3,656,059	2,344,270
Premium advances, net	412,215	260,372
Settlement costs	180,117	145,519
Depreciation	74,708	76,964

Total operating and administrative expenses	4,323,099	2,827,125

INCOME FROM OPERATIONS	10,962,385	9,433,149

OTHER INCOME (EXPENSES):
Interest and other income	749,195	386,684
Interest expense	(46,988)	(19,402)

Total other income and expense	702,207	367,282

INCOME BEFORE INCOME TAXES	11,664,592	9,800,431

INCOME TAXES:
Current tax expense	4,320,435	3,636,320
Deferred tax benefit	(101,312)	(84,463)

Total income taxes	4,219,123	3,551,857
NET INCOME	$7,445,469	$6,248,574

EARNINGS:

Per share – Basic and Diluted	$0.50	$0.42

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	14,859,016	14,887,388

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$7,445,469	$6,248,574
Unrealized gain on investment securities, net of taxes	538,354	115,768

COMPREHENSIVE INCOME	$7,983,823	$6,364,342

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008
(Unaudited)

	Three Months
	Ended May 31,
	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,445,469	$6,248,574
Adjustments to reconcile net income to operating activities:
Depreciation	74,708	76,964
Impairment of investment in policies	4,588	-
Earnings on partnership investment	(426,783)	-
Deferred income taxes	(101,312)	(84,463)
(Increase) decrease in operating assets:
Accounts receivable	119,322	(4,433,983)
Note receivable	(6,544)	-
Prepaid expenses	35,302	(43,354)
Increase (decrease) in operating liabilities:
Accounts payable	(1,008,534)	731,214
Accrued liabilities	363,770	(163,798)
Accrued settlement expense	(72,635)	-
Income taxes payable	3,928,434	3,458,250
Deferred revenue	3,950	3,300
Net cash provided by operating activities	10,359,735	5,792,704
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	-	(309,794)
Certificate of deposit maturities	1,118,035	-
Investment in income funds	(127,613)	(290,823)
Purchases of property and equipment	(118,320)	(157,974)
Purchase of policies for investment purposes and capitalized premiums	(7,202,560)	(1,145,487)
Net cash used in investing activities	(6,330,458)	(1,904,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(779,073)	(361,111)
Purchases of treasury shares	-	(699,051)
Dividends paid	(1,039,789)	(722,328)
Net cash used in financing activities	(1,818,862)	(1,782,490)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,210,415	2,106,136

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,261,217	7,112,547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,471,632	$9,218,683

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$46,988	$19,402
Income taxes paid	$392,000	$178,000
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Accrued interest receivable	$6,544	$10,356
Unrealized gain on marketable securities, net of taxes	$538,354	$115,768
Dividends declared and not paid by period end	$4,754,599	$832,105

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.
Notes to Consolidated Condensed Financial Statements
May 31, 2009
(Unaudited)

Reclassifications and Adjustments

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation.  The reclassifications had no effect on previously reported results of operations or retained earnings.  It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim period have been made and that all adjustments are of a normal recurring nature.

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 28, 2009 (“Fiscal 2009”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Unaudited Interim Financial Information

These Consolidated Condensed Financial Statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the financial statements and information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our most recent Annual Report on Form 10-K.

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

(2) NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Effective March 1, 2008, management adopted SFAS 157 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by SFAS No. 157-2. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (“FSP No.157-2”), Effective Date of FASB Statement No. 157, that defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities.  Adoption of SFAS 157-2 at March 1, 2009 did not have a material impact on our financial condition, results of operations or cash flows.  In April 2009, the FASB issued Staff Position No. SFAS 157-4 (“FSP No.157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, that provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company is currently analyzing the impact this will have on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings.  The statement is applied prospectively upon adoption.  We had not elected fair value treatment for any assets or liabilities under SFAS 159 as of May 31, 2009.

In December 2007, the FASB issued Statement No. 160, Non-Controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary.  SFAS No. 160 was adopted on March 1, 2009, and had no impact on our financial condition, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS No. 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities.  Adopted on March 1, 2009, we currently have no derivatives and hedging activities and so the adoption of SFAS No. 161 had no impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 became effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards, which was November 15, 2008.  SFAS 162 does not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP No. 107-1/APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. Entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities shall disclose in the body or in the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  Effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, this FSP was adopted and had no impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently analyzing the impact this FSP will have on its financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  Effective for interim and annual periods ending after June 15, 2009, SFAS 165 will become effective in the next reporting quarter.  SFAS 165 should not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

(3) CASH AND CASH EQUIVALENTS

For purposes of the balance sheet and statement of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents.  Any investments with an original maturity of three months or more are classified as Certificates of Deposit.  The average balance of our general checking account balance is generally in excess of $250,000, the current Federal Deposit Insurance Corporation (“FDIC”) coverage limit. The FDIC provides unlimited coverage on non-interest bearing accounts.  Amounts in interest bearing accounts which are in excess of $250,000 are at risk to the extent that their balances exceed FDIC coverage.  Money market investments do not have FDIC protection.  The amount of our cash accounts in excess of the FDIC insurance limit at May 31, 2009, and February 28, 2009, was $15,747,069 and $12,456,589, respectively. We believe we have mitigated our exposure to loss by placing deposits in a combination of two smaller, local banks and three of the largest national financial institutions.

(4) CERTIFICATES OF DEPOSIT

Certificates of deposit are held in several banking institutions.  Their original maturities are greater than three months but do not exceed a year.  The FDIC currently insures all bank accounts up to $250,000.  The amount of our certificate of deposit accounts in excess of the FDIC insurance limit at May 31, 2009, and February 28, 2009, was $1,065,207 and $1,933,244, respectively.

(5) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts reflecting transactions that have closed, and revenue has been recognized, before the final funds are received to settle the transactions.  We also sometimes make non-interest bearing advances to facilitate a settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, so there are no issues of collectability or adverse effects due to the current credit environment.  The amounts at May 31, 2009, and February 28, 2009, were $10,014,802 and $10,057,386, respectively.

(6) NOTES RECEIVABLE

The amounts shown on the balance sheets termed Notes Receivable represent a note, including interest at 5.0%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009.  The due date was February 28, 2009.  Although not collected by February 28, 2009, we believe this note is fully recoverable within the next fiscal period.  The amounts, including accrued interest, at May 31, 2009, and February 28, 2009, were $561,462 and $554,918, respectively.

(7) INVESTMENTS IN SECURITIES

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

Our securities investments had unrealized losses of $2,708,431 and $3,536,667 at May 31, and February 28, 2009, respectively.  Based on our analysis of these securities we have concluded that the gross unrealized losses are temporary in nature.  However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The cost and estimated market value of the investment securities classified as available-for-sale as of May 31 and February 28, 2009, are as follows.

	Cost	Gross Unrealized Losses	Fair Value
Market income funds, May 31, 2009	$6,368,344	$2,708,431	$3,659,913
Market income funds, February 28, 2009	$6,240,730	$3,536,667	$2,704,063

(8) INVESTMENT IN POLICIES

From time to time, we purchase interests in policies to hold for investment purposes. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (“FSP FTB 85-4-1”) states that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums, statutory interest, and direct external costs, if any) to keep the policy in force are capitalized.  FSP FTB 85-4-1 replaced FASB Technical Bulletin 85-4, which essentially required that we record the excess of the purchase price over the cash surrender value as expense when purchasing policies for our own account.  The balance of “Investment in Policies” is routinely tested for impairment and valued accordingly.  We recorded $151,810 of impairment on the policies for the year ended February 28, 2009.  We recorded an additional $4,588 of impairment for the quarter ended May 31, 2009.

The balance of “Investment in Policies” increased significantly during the last quarter of fiscal 2009 and in the quarter ended May 31, 2009, the majority of which resulted from a settlement of a case with the State of Colorado.  The Securities Commissioner for the State of Colorado filed an action alleging violations of the Colorado Securities Act in connection with certain life settlements transacted through our subsidiary, Life Partners, Inc. (“LPI”).  This action was settled with the agreement that LPI would offer to purchase the interests of certain Colorado clients.  Under the terms of the settlement, LPI agreed to offer to purchase the life settlements from the Colorado investors alleged in the complaint, and all purchasers that accepted the purchase offer received additional compensation for the purchase equal to statutory interest.  As of February 28, 2009, we had purchased interests in 260 policies and paid $6,318,665, including $1,286,833 of statutory interest related to the Colorado settlement.  In the first quarter, we purchased interests in an additional 264 policies related to the Colorado settlement and paid $6,441,625, including $1,413,908 of statutory interest.  LPI completed this purchase offer by May 31, 2009.  The total amount paid to the purchasers who accepted this offer totaled interests in 524 policies and $12,760,290, of which $2,700,741 represented the payment of statutory interest.

The table below describes the Investment in Policies account at May 31, 2009.  The carrying value noted includes $2,700,741 of statutory interest.

Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	446	$4,390,862	$7,010,480
1-2	205	5,204,260	7,617,081
2-3	170	4,205,835	6,832,558
3-4	67	1,754,131	3,318,783
4-5	29	521,599	960,699
Thereafter	-	-	-
Total	917	$16,076,687	$25,739,601

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

Premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of May 31, 2009 are as follows.

Year 1	$104,241
Year 2	367,159
Year 3	733,505
Year 4	433,202
Year 5	83,503
Total estimated premiums	$1,721,610

(9) INVESTMENT IN CORPORATION

The amount shown on the balance sheet termed Investment in Corporation is an investment in an unaffiliated corporation created for the acquisition of life settlement interests.  On August 26, 2008, we entered into a contractual agreement to purchase an interest in a limited partnership at a total cost of $5 million.  LPI performed policy-purchasing services for this partnership and earned fees from it as it would from any other LPI client.  On May 31, 2009, our interest in the partnership was converted from an equity method investment to a cost method investment, becoming an 18.8% interest in a corporation, valued at $5.4 million.  We have considered any potential impairment to the investment and believe no adjustment to the investment value is warranted.

(10) CREDIT LINE

In the event we require credit to facilitate our short-term cash flow management and operating capital requirements, we maintain a credit line.  It is secured by cash and securities on deposit.  As of May 31, 2009, it carried an interest rate at Wall Street Journal Prime Rate of 3.25% and had a borrowing, and available, base of $2.4 million.  There was no outstanding balance as of May 31 and February 28, 2009.

(11) LONG-TERM DEBT

We retired all of our outstanding long-term debt on April 28, 2009.  As of February 28, 2009, we had $736,356 of long-term debt, secured by land and an office building with a net book value of $895,366.

(12) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at May 31, 2009, result in a decrease in the deferred tax asset of $188,571, which we believe to be fully realizable.

Following are the components of the net deferred tax asset:

	May 31, 2009	February 28, 2009
Deferred tax liability
Depreciation	$(168,545)	$(152,732)
Deferred tax assets:
Unrealized loss on investments	947,951	1,237,834
Accrued contingency costs	91,702	117,124
Accrued vacation costs	38,149	31,555
Reserve for premium advances	2,030,165	1,895,817
Reserve for policy impairment	54,739	53,134
Reserve for acquired life insurance policies	44,695	44,695
Total deferred tax assets	3,207,401	3,380,159
Net deferred tax asset	$3,038,856	$3,227,427

With a few insignificant exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years 2005 and prior.

Accounting for Uncertainty in Income Taxes.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

(13)	COMPREHENSIVE INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive income for the quarters ending May 31, 2009 and 2008, was $7,983,823 and $6,364,342, respectively.  Basic and diluted earnings per share for comprehensive income for the periods ending May 31, 2009 and 2008, net of tax, were $0.54 and $0.43, respectively.

Dividends. We declared and paid dividends when and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount*
02/08/08	03/14/08	$0.0600
05/21/08	06/16/08	$0.0700
08/07/08	09/15/08	$0.0700
10/22/08	12/15/08	$0.0800
02/24/09	03/16/09	$0.0700
05/07/09	06/15/09	$0.0700
05/14/09	06/15/09	$0.2500

*      The dividend amounts reflect historical payments and are not adjusted for the stock split.

Stock-Based Compensation.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment.  Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows.  Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.  We adopted FAS 123(R) during Fiscal 2006.  Since no employee options were granted, modified or settled during the three months ended May 31, 2009 or 2008, there was no stock-based compensation expense included in net income for such periods.

As of May 31 and February 28, 2009, there were no stock options outstanding.

Stock Split. On January 6, 2009, our board of directors authorized a five-for-four split of the common stock affected in the form of a stock dividend to be distributed on or about February 16, 2009, to holders of record on February 6, 2009.  Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.  The par value of the additional shares of common stock issued in connection with the stock split was credited to “Common stock” and a like amount charged to “Additional paid-in-capital”.  To accommodate this and a previous split on August 15, 2007, we increased our authorized common stock from 10,000,000 shares to 18,750,000 shares.

(14) FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective March 1, 2008, management adopted SFAS No. 157 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by SFAS No. 157-2. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (“FSP No.157-2”), Effective Date of FASB Statement No. 157, that defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Adoption of SFAS 157-2 at March 1, 2009 did not have any impact on our financial condition, results of operations or cash flows.

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

The following are the major categories of assets measured at fair value on a recurring basis during the quarters ended May 31 and February 28, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
May 31, 2009	$3,659,913			$3,659,913
February 28, 2009	$2,704,063			$2,704,063

The Company’s financial assets and liabilities are cash and cash equivalents, certificates of deposit, accounts receivable, investments in securities, investments in policies, accounts payable and accrued liabilities.  The recorded values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of investments in securities is based on fair value and is discussed in Note 6.  The carrying value of the company’s investment in policies totaled $16,076,687, which includes $197,044 of capitalized premiums, and has an estimated fair value of $14,006,240.  Fair value of the investment in policies account was calculated by performing a net present value calculation of the face amount of the life policies for the total portfolio.

In April 2009, the FASB issued Staff Position No. SFAS 157-4 (“FSP No.157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, that provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company is currently analyzing the impact this will have on its financial statements.

(15)  CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers.  Most of these denials related to unforeseeable reductions in face value.  Face value of the policies in question total $389,706 and are recorded in accrued settlement expense at May 31, 2009.  During the three months ended May 31, 2009, we did not accrue any additional liability for future claims that might arise in relation to these policies.  We paid $72,635 of settlements during the quarter which had been accrued in previous periods.

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

(16) PENSION AND OTHER POST-RETIREMENT BENEFITS

We established a 401(k) retirement plan on March 1, 2007.  All employees were eligible to participate effective January 1, 2008, if they met specified employment requirements.  The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  The contribution expense for our matching contributions to the 401(k) plan for the quarter ended May 31, 2009 was $24,450 and for the quarter ended May 31, 2008 was $22,391.

(17) CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We made two changes that affected the three months ended May 31, 2008 Consolidated Statement of Cash Flows.  We moved $1,394,746 from Cash and Cash Equivalents to a new line item called Certificates of Deposit, and we moved the $5,037,421 of Investment in Securities from Current Assets to Other Assets.  These changes more accurately describe their nature.  Cash held in certificates of deposit with original maturity dates of more than three months are more properly described as certificates of deposit.  Investment in securities with the intention of holding them for longer than 12 months are more properly not current, but long-term.  These changes are considered corrections of errors in previously issued financial statements and, accordingly, the Consolidated Statement of Cash Flows for fiscal 2009 are noted as “Restated”.  These changes had no effect on retained earnings, components of shareholders’ equity, earnings per share, or results of operations as reported in previous periods.

Statement of Cash Flows	Corrected	As Originally Shown
Certificate of deposit maturities	$(309,794)	$-
Net increase in cash and cash equivalents	$2,106,136	$2,415,930
Cash and cash equivalents, end of period	$9,218,683	$10,613,429

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act.  See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Condensed Financial Statements.

We provide the following discussion to assist in understanding our financial position as of May 31, 2009, and results of operations for the three months ended May 31, 2009 and 2008.  As you read this discussion, refer to our Consolidated Condensed Statements of Income and our Consolidated Condensed Balance Sheet.  We analyze and explain the differences between periods in the material line items of these statements.  We presume that readers have read or have access to our Annual Report on Form 10-K for Fiscal 2009.  The Notes to the Consolidated Condensed Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies.  We presume that readers understand the effect of these policies.

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

On March 27, 2006, FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (“FSP FTB 85-4-1”) was issued.  The FASB Staff Position states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election shall be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized.  Under the fair value method, an investor shall recognize the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We adopted FSP FTB 85-4-1 as of March 1, 2006 (the beginning of Fiscal 2007) and chose to value all of our investments in life settlement contracts using the investment method.  As of May 31, 2009, the total of our investment in life settlements held for our own account was valued at $16,076,687.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment at May 31 and February 28, 2009.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Effective March 1, 2008, management adopted SFAS 157 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by SFAS No. 157-2. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (“FSP No.157-2”), Effective Date of FASB Statement No. 157, that defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities.  Adoption of SFAS 157-2 at March 1, 2009 did not have a material impact on our financial condition, results of operations or cash flows.  In April 2009, the FASB issued Staff Position No. SFAS 157-4 (“FSP No.157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, that provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company is currently analyzing the impact this will have on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings.  The statement is applied prospectively upon adoption.  We had not elected fair value treatment for any assets or liabilities under SFAS 159 as of May 31, 2009.

In December 2007, the FASB issued Statement No. 160, Non-Controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary.  SFAS No. 160 was adopted on March 1, 2009, and had no impact on our financial condition, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS No. 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities.  Adopted on March 1, 2009, we currently have no derivatives and hedging activities and so the adoption of SFAS No. 161 had no impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 became effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards, which was November 15, 2008.  SFAS 162 does not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP No. 107-1/APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. Entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities shall disclose in the body or in the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  Effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, this FSP was adopted and had no impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently analyzing the impact this FSP will have on its financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  Effective for interim and annual periods ending after June 15, 2009, SFAS 165 will become effective in the next reporting quarter.  SFAS 165 should not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

Life Partners

General.  Life Partners Holdings, Inc. (“We” or “Life Partners”) is a financial services company and the parent company of Life Partners, Inc. (“LPI”).  LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements”.  These financial transactions involve the purchase of the life insurance policies of terminally ill persons (“viatical settlements”) or elderly persons (“life settlements”) at a discount to their face value for investment purposes.

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

We are a financial services company, providing purchasing services for life settlements to our client base.  We do this by matching life settlors with purchasers.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  In order to meet market demand and maximize our value to our clients, we have made significant investment in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 90,000 purchaser transactions associated with the purchase of over 6,000 policies totaling over $1.9 billion in face value.  We believe our experience, infrastructure and intellectual capital gives us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the quarters ended May 31, 2009 and 2008:

	May 31, 2009	May 31, 2008
Number of settlements	52	48
Face value of policies	$136,262,504	$181,339,708
Average revenue per settlement	$527,762	$509,128
Net revenues derived*	$15,285,483	$12,260,274

*      The revenues derived are exclusive of brokerage and referral fees.

We have increased our efforts to market our services to institutional clients and have been successful in attracting institutional clients.  We will continue these marketing efforts to institutions and seek to develop services and lines of business specifically tailored for the needs of institutional clients.

Comparison of the Three Months Ended May 31, 2009 and 2008

We reported net income of $7,445,469 for the three months ended May 31, 2009 (“the First Quarter of this year”), compared to net income of $6,248,574 for the three months ended May 31, 2008 (“the First Quarter of last year”).  Our stronger net income resulted primarily from a 12.0% increase in revenues and our ability to reduce brokerage fees and keep operating and administrative expenses in line with revenues.  The number of settlements transacted increased from 48 to 52, the average revenue per settlement increased by 4.0%, and total revenues net of brokerage fees increased by 25.0%.

Revenues - Revenues increased by $3,005,458 or 12.3% from $24,438,146 in the First Quarter of last year to $27,443,604 in the First Quarter of this year.  This increase was due primarily to a 4.0% increase in our average revenue per settlement from $509,128 in the First Quarter of last year to $527,762 in the First Quarter of this year, continuing a trend toward transactions with larger face amounts.  This, in conjunction with reduced brokerage and licensee fees, resulted in a 25.0% increase in the net revenues derived.

During the periods, demand for our services remained strong and the number of policies presented to us which met our purchasing qualifications remained steady.  Growth in demand for policies with higher face values continued to increase among both retail and institutional clients and we anticipate this demand trend to continue for the foreseeable future.  Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base.  In contrast, we employ a multi-client business model and our purchaser base is much broader.  While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon any single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term.

We believe the increasing demand for our services results from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments.  Returns on life settlements are based on the inherent value in the face value of life insurance policies, which are purchased at a discount to face value and adjusted for projected future premiums and the projected holding period of the policy to maturity.  For this reason, life settlement returns are not correlated to traditional equity and debt markets and commodity investments.  We benefit from the investment community searching for non-correlated, asset based investments.  Although we serve both domestic and international purchasers, during the First Quarter of this year, domestic purchasers accounted for 98.0% of our revenues.  The ratio of domestic clients to international clients was relatively unchanged from last year.  We do not anticipate significant changes in the ratio between domestic and foreign business during the remainder of this fiscal year.

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

Brokerage and Referral Fees - Brokerage and referral fees decreased 0.2% or $19,752 from $12,177,872 in the First Quarter of last year to $12,158,120 in the First Quarter of this year.  Brokerage and referral fees as a percentage of gross revenue declined significantly from 49.8% in the First Quarter of last year to 44.3% in the First Quarter of this year.  In the First Quarter of this year, broker referrals accounted for 97.0% of the total face value of policies transacted compared with 99.9% of the policies transacted in the First Quarter of last year.  Due to an increase in the number of brokers in the market that are presenting policies to us, we have noted a reduction in concentration of brokers that provide policies to us.  For the First Quarter of this year, only one broker accounted for more than 10% of the face value of all completed transactions.  This broker constituted 21.9% of the face value of all completed transactions.  Policies presented from brokers having 10.0% or more (three brokers) constituted 47.1% of the total face value of all completed transactions during the First Quarter of last year.

Brokerage and referral fees generally increase or decrease with revenues, face values of policies transacted and the volume of transactions, although the exact ratio may vary according to a number of factors.  Brokers may adjust their fees with the individual policyholders whom they represent. In some instances, several brokers may compete for representation of the same seller, which may result in lower broker fees.  Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category and individual agreements between clients and their referring financial planners.  No broker fees are paid when a life settlor is not represented by a broker and the life settlor presents a policy to us directly.

Some states are moving to license life settlement brokerage activity, which may result in the capping of fees or greater disclosure of fees, either of which would tend to lower the fees.

Expenses – Operating and administrative expenses increased by 52.9% or $1,495,974 from $2,827,125 in the First Quarter of last year to $4,323,099 in the First Quarter of this year due primarily to increases in employee and executive bonuses, state franchise taxes, investor relation expenses and net premium advances.  Executive bonuses of $595,423 were accrued at May 31, 2009, an accrual that was not made in previous quarters.  This accrual was made to more accurately match expenses with revenues and record the bonuses earned for the associated time period.  This resulted in bonus expense recognition of approximately twice the normal amount.  Any effect on previous periods was determined to be immaterial.

During the First Quarters of this year and last year, we made premium advances of $571,088 and $358,562, respectively, and were reimbursed $158,873 and $98,190, respectively.  The settlements, most of which were made before 1998, allegedly lacked sufficient disclosure about the purchaser’s obligation to pay premiums in order to maintain an acquired policy.  While we have steadfastly denied any legal liability or contractual obligation to do so, we have advanced premiums as an accommodation to some purchasers.  Reimbursements for these premiums will come either from the purchasers or from the distribution of such purchaser’s proceeds paid when the insured dies.  Premium advances have been recorded as an expense at the time they are made with collections being treated as a reduction in this expense.  We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.  Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

Other income and expense increased from $367,282 of income in the First Quarter of last year to $702,207 of income in the First Quarter of this year primarily due to the $426,783 gain from the Investment in Partnership converting to an Investment in Corporation at May 31, 2009.  There is also considerably more cash available for investment, although at a reduced interest rate.  The First Quarter of this year shows more interest expense than the First Quarter of last year due to pre-payment interest incurred by retiring the long-term debt earlier than expected.

Income Taxes - Income tax expense increased by $667,266 from $3,551,857 in the First Quarter of last year to $4,219,123 in the First Quarter of this year.  The increase was due primarily to a $1,864,161 increase in income before income taxes, taxed at 35%.

Contractual Obligations

The following table summarizes our outstanding lease commitments as of May 31, 2009:

	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Lease commitments	$134,720	$49,986	$68,972	$15,762	$-
Total	$134,720	$49,986	$68,972	$15,762	$-

Liquidity and Capital Resources

Operating Activities - Net cash flows provided by operating activities for the First Quarter of this year were $10,359,735.  The cash flows from operating activities resulted primarily from net income of $7,445,469 and an increase in income taxes payable of $3,928,434 reduced by a decrease in accounts payable of $1,008,534.  Net cash flows provided by operating activities for the First Quarter of last year were $5,792,704.  The cash flows from operating activities for last year resulted primarily from net income of $6,248,574, an increase in income taxes payable of $3,458,250 and an increase in accounts payable of $731,214 reduced by an increase in accounts receivable of $4,433,983.

Investing Activities - Net cash flow used in investing activities was $6,330,458 during the First Quarter of this year.  This amount consists of $7,202,560 used for the purchase of policies for investment purposes, $127,613 invested in marketable securities and $118,320 for purchases of property and equipment, less the $1,118,035 of certificate of deposit maturities.  In comparison, in the First Quarter of last year, we used $1,904,078 for investing activities, of which $1,145,487 was for the purchase of policies for investment purposes, $309,794 for investment in certificates of deposit, $290,823 for marketable securities and $157,974 for purchases of property and equipment.

Financing Activities – We used $1,818,862 of net cash in financing activities during the First Quarter of this year.  The components of financing activities are $1,039,789 for dividends and $779,073 to retire our long term debt.  In the First Quarter of last year, we paid dividends of $722,328, purchased treasury stock for $699,051 and made payments of $361,111 on our long term debt.  Our treasury stock purchases follow the Board’s decision of January 15, 2008, to repurchase up to one million shares of our common stock when we believe market conditions warrant and we have adequate funds.  Since the authorization, we have repurchased 165,338 shares at a total cost of $1,635,064. We did not make any treasury stock purchases during the current First Quarter.

Working Capital and Capital Availability - As of May 31, 2009, we had working capital of $15,646,687.  In the event we require credit to facilitate our short-term cash flow management and operating capital requirements, we maintain a credit line.  The credit line is secured by cash and securities on deposit.  As of May 31, 2009, it carried an interest rate at Wall Street Journal Prime Rate of 3.25% and had a borrowing, and available, base of $2.4 million.  There was no outstanding balance as of May 31 or February 28, 2009.

We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs.

Outlook

We continue to produce strong financial results and expect that our growth trends will continue.  We believe our company and our industry is fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  Our life settlements are not correlated to the financial or commodities markets, which increases their appeal in uncertain times.  Further, we have comfortable amounts of cash and cash equivalents.  We carry no operational debt and do not rely on leverage in our capital structure.  We do rely, however, upon the availability of investment capital.  While it is conceivable that a deep financial crisis could diminish the supply of investment capital throughout the economy, our experience during the First Quarter of this year indicates that greater investment capital will be placed in life settlements.  We believe this is due to the fact that returns in life settlements are not correlated to the performance of the financial markets.

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

Internal Control over Financial Reporting. For the year ended February 28, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of reported material weaknesses.  We have taken the following steps which we believe will address the issues associated with our material weaknesses over financial footnote disclosures, which involve implementing process-focused changes to improve the design and operation of the controls.

•	Developed and improved maintenance of internal controls regarding the accounting for investments in policies and in the outside venture;

•	Improved and updated the review of internal control documents, revising and supplementing as needed, and documenting the review;

•	Instituted oversight and monitoring of accounting procedures and review of our financial statements and footnote disclosures by an outside consulting firm; and,

•	Incorporated the use of standardized SEC and GAAP disclosure checklists during the preparation and review of financial statements.

We have implemented these changes during the quarter ended May 31, 2009.  We believe that testing of our internal controls and review of our financial statements will determine that the enhanced controls are operating effectively.

Subsequent to the evaluation and through the date of this filing of this Form 10-Q, other than the material weaknesses noted in the Form 10-K for the fiscal year ended February 28, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the First Quarter of this year and last year, we incurred settlement expenses of $180,117 and $145,519, respectively, for the resolution of litigation or potential litigation.  In some instances, we have repurchased interests in policies to settle claims.  In these cases, only the excess (if any) of the settlement payment over the investment cost of the repurchased policy interest is charged to settlement expense.  The balance is recorded on our balance sheet as an asset under “Investments in policies” and the cash expenditure is recorded on our cash flow statement under “Purchase of policies for investment purposes and capitalized premiums”.  For these types of settlements during the First Quarter of this year, we recorded $7,202,561 for purchases of policies for investment purposes, the bulk of which related to the settlement of a proceeding with the Securities Commissioner for the State of Colorado.  See footnote 7, Investment in Policies, to the Consolidated Condensed Financial Statements.

M. Smith v. Life Partners, Inc., et. al., a civil case in the Superior Court of New Jersey, Chancery Division, involved a claim that LPI was obligated to pay M. Smith’s health insurance premiums pursuant to the contract to purchase M. Smith’s life insurance.  This case was settled during the quarter.

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

Date: July 10, 2009
Life Partners Holdings, Inc.
By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal
executive officer)

By: /s/ David M. Martin
David M. Martin
Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certifications	29-30
32.1	Section 1350 Certification	31