Form 10-Q
period 2009-08-31
LIFE PARTNERS HOLDINGS INC
filed 2009-10-09
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2009

or

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

Shares of Common Stock, $.01 par value, outstanding as of August 31, 2009: 15,024,354

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets - August 31, 2009, and February 28, 2009	3-4
	Consolidated Statements of Income - For the Three and Six Months Ended
	August 31, 2009 and 2008	5
	Consolidated Statements of Cash Flows - For the Six Months Ended
	August 31, 2009 and 2008	6
	Notes to Consolidated Financial Statements	7-16
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Shareholders	28
Item 6.	Exhibits	28

Signatures		29
Exhibit Index		30

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2009 (Unaudited) AND FEBRUARY 28, 2009

ASSETS

	August 31, 2009	February 28, 2009
CURRENT ASSETS:

Cash and cash equivalents	$18,484,610	$15,261,217
Certificates of deposit	100,364	3,033,603
Accounts receivable - trade	10,290,458	10,057,386
Accounts receivable - employees and others	328,620	157,148
Notes receivable	568,079	554,918
Income tax overpayment	123,081	-
Prepaid expenses	135,609	141,286

Total current assets	30,030,821	29,205,558

PROPERTY AND EQUIPMENT:

Land and building	2,262,416	2,131,285
Proprietary software	511,405	499,046
Furniture, fixtures and equipment	1,451,317	1,298,599
Transportation equipment	9,800	9,800

Subtotal	4,234,938	3,938,730

Accumulated depreciation	(1,498,427)	(1,344,243)

Net property and equipment	2,736,511	2,594,487

OTHER ASSETS:

Premium advances net of reserve for uncollectible of $6,024,157 and $5,416,621, respectively	-	-
Investment in securities	4,209,315	2,704,063
Investments in policies, including capitalized premiums	16,210,686	8,878,715
Investment in corporation/partnership	5,281,290	4,935,875
Artifacts and other	831,700	831,700
Deferred income taxes	2,982,336	3,227,427
Total other assets	29,515,327	20,577,780

Total assets	$62,282,659	$52,377,825

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2009 (Unaudited) AND FEBRUARY 28, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY

	August 31, 2009	February 28, 2009
CURRENT LIABILITIES:

Accounts payable	$5,161,589	$5,068,961
Accrued liabilities	1,390,033	527,126
Dividends payable	3,719,194	1,043,316
Accrued settlement expense	344,249	462,341
Current portion of long-term debt	-	42,717
Deferred revenue	235,300	227,300
Income taxes payable	-	244,333

Total current liabilities	10,850,365	7,616,094

LONG-TERM DEBT, net of current portion shown above	-	736,356

Total liabilities	10,850,365	8,352,450

SHAREHOLDERS' EQUITY:

Common stock, $.01 par value 18,750,000 shares authorized; 15,024,354 shares issued and outstanding	150,243	150,243
Additional paid-in capital	11,460,311	11,460,311
Retained earnings	42,948,671	36,348,525
Accumulated other comprehensive loss, net of taxes	(1,491,867)	(2,298,640)
Less: treasury stock, 165,338 shares	(1,635,064)	(1,635,064)

Total shareholders' equity	51,432,294	44,025,375

Total liabilities and shareholders' equity	$62,282,659	$52,377,825

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2009 AND 2008
(Unaudited)
	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008

REVENUES	$29,055,566	$24,788,725	$56,499,170	$49,226,871

BROKERAGE FEES	12,853,626	11,376,771	25,011,746	23,554,643

REVENUES, NET OF BROKERAGE FEES	16,201,940	13,411,954	31,487,424	25,672,228

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	3,307,290	2,882,570	6,963,349	5,226,840
Premium advances, net	394,510	507,992	806,725	768,364
Settlement costs	1,296,462	416,852	1,476,579	562,371
Depreciation	79,476	83,647	154,184	160,611

Total operating and administrative expenses	5,077,738	3,891,061	9,400,837	6,718,186

INCOME FROM OPERATIONS	11,124,202	9,520,893	22,086,587	18,954,042

OTHER INCOME (EXPENSES):
Interest and other income	536,952	498,572	1,286,147	885,256
Interest expense	-	(15,236)	(46,988)	(34,638)

Total other income and expense	536,952	483,336	1,239,159	850,618

INCOME BEFORE INCOME TAXES	11,661,154	10,004,229	23,325,746	19,804,660

INCOME TAXES:
Current tax expense	4,124,151	3,518,893	8,444,586	7,155,213
Deferred tax benefit	(88,012)	(118,155)	(189,324)	(202,618)

Total income taxes	4,036,139	3,400,738	8,255,262	6,952,595
NET INCOME	$7,625,015	$6,603,491	$15,070,484	$12,852,065

EARNINGS:
Per share - Basic and diluted	$0.51	$0.44	$1.01	$0.86

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	14,859,016	14,859,016	14,859,016	14,873,201

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$7,625,015	$6,603,491	$15,070,484	$12,852,065
Unrealized gains (losses) on investment securities, net of taxes	268,418	(572,663)	806,772	(456,895)

COMPREHENSIVE INCOME	$7,893,433	$6,030,828	$15,877,256	$12,395,170

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2009 AND 2008
(Unaudited)
	Six Months Ended August 31,
	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,070,484	$12,852,065
Adjustments to reconcile net income to operating activities:
Depreciation	154,184	160,611
Impairment of investment in policies	33,840	-
Earnings on partnership investment	(426,783)	-
Deferred income taxes	(189,324)	(202,617)
(Increase) decrease in operating assets:
Accounts receivable	(404,544)	(13,808,783)
Note receivable	(13,161)	(16,973)
Overpayment in income taxes	(123,081)	-
Prepaid expenses	5,677	51,034
Increase (decrease) in operating liabilities:
Accounts payable	92,629	2,605,313
Accrued liabilities	862,907	(40,614)
Accrued settlement expense	(118,092)	-
Income taxes payable	(244,333)	1,977,143
Deferred revenue	8,000	7,500
Net cash provided by operating activities	14,708,402	3,584,679
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	-	(827,262)
Certificate of deposit maturities	2,933,239	-
Investment in income funds	(264,064)	(399,908)
Purchases of property and equipment	(296,209)	(276,942)
Return of investment in corporation	81,368	-
Purchase of policies for investment purposes and capitalized premiums	(7,365,811)	(5,266,597)
Net cash used in investing activities	(4,911,477)	(6,770,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes payable	-	2,000,000
Payments on short-term notes payable	-	(2,000,000)
Payment on notes payable	(779,073)	(370,813)
Purchases of treasury shares	-	(699,051)
Dividend payable	-	-
Dividends paid	(5,794,459)	(1,543,969)
Net cash used in financing activities	(6,573,532)	(2,613,833)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,223,393	(5,799,863)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,261,217	7,112,547
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,484,610	$1,312,684
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$46,988	$34,637
Income taxes paid	$8,812,000	$5,178,000
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Accrued interest receivable	$13,161	$16,973
Unrealized gain (loss) on marketable securities, net of taxes	$806,772	$(456,895)
Dividends declared and not paid by period end	$3,715,738	$832,105

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

August 31, 2009

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

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“SEC”), including our Annual Report on Form 10-K for the year ended February 28, 2009 (“Fiscal 2009”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Unaudited Interim Financial Information

These Consolidated Condensed Financial Statements have been prepared without audit, pursuant to the rules and regulations of the SEC, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our most recent Annual Report on Form 10-K.

(1) DESCRIPTION OF BUSINESS

Life Partners Holdings, Inc. (“we” or “Life Partners”) is a financial services company and the parent company of Life Partners, Inc. (“LPI”). LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements”. LPI performs services to transact policies between the seller and buyer of life insurance policies, without taking title or control of the policies. These financial transactions involve the purchase of life insurance policies at a discount to their face value for investment purposes.

(2) NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective March 1, 2008, management adopted SFAS 157 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by SFAS No. 157-2. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (FSP No.157-2), Effective Date of FASB Statement No. 157, that defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for certain nonfinancial assets and nonfinancial liabilities. Adoption of SFAS 157-2 at March 1, 2009, did not have a material impact on our financial condition, results of operations or cash flows. In April 2009, the FASB issued Staff Position No. SFAS 157-4 (FSP No.157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, that provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Adoption of FSP No. 157-4 during the six months ended August 31, 2009, had no impact on our financial condition, results of operations or cash flows.

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

In April 2009, FASB issued FSP No. 107-1/APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. Entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods. Entities shall disclose in the body or in the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. Adopted March 1, 2009, FSP 107-1/APB 28-1 had no impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  Adoption of FSP 115-2 and FAS 124-2 during the six months ended August 31, 2009 had no impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  We have evaluated subsequent events through October 9, 2009 and have determined that we have no subsequent events to report.  Adoption of SFAS 165 during the six months ended August 31, 2009, had no impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on our financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

In September 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value (“ASU 2009-05”).  ASU 2009-05 is effective for the first reporting period after September 2009.  The guidance provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance.  We do not believe we have any liabilities that will need to be measured at fair value and anticipate no impact of this update on our financial condition, results of operations or cash flows.

(3) CASH AND CASH EQUIVALENTS

For purposes of the balance sheet and statement of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents.  Any investments with an original maturity of more than three months are classified as Certificates of Deposit.  The average balance of our general checking account balance is generally in excess of $250,000, the current Federal Deposit Insurance Corporation (“FDIC”) coverage limit. The FDIC provides unlimited coverage on non-interest-bearing accounts.  Amounts in interest-bearing accounts which are in excess of $250,000 are at risk to the extent that their balances exceed FDIC coverage.  Money market investments typically do not have FDIC protection.  The amount of our cash accounts in excess of the FDIC insurance limit at August 31, 2009, and February 28, 2009, was $12,760,912 and $13,289,475, respectively. We believe we have mitigated our exposure to loss by placing deposits in a combination of two smaller, local banks and three of the largest national financial institutions.

(4) CERTIFICATES OF DEPOSIT

Certificates of deposit are held in several banking institutions.  Their original maturities are greater than three months but do not exceed a year.  The FDIC currently insures all bank accounts up to $250,000.  The amount of our certificate of deposit accounts in excess of the FDIC insurance limit at August 31, 2009, and February 28, 2009, was zero and $1,933,244, respectively.

(5) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheets termed Accounts Receivable - Trade are amounts reflecting transactions that have closed, and revenue has been recognized, before the final funds are received to settle the transactions.  We also sometimes make non-interest-bearing advances to facilitate a settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, so there are no issues of collectability or adverse effects due to the current credit environment.  The amounts at August 31, 2009, and February 28, 2009, were $10,290,458 and $10,057,386, respectively.

(6) ACCOUNTS RECEIVABLE – EMPLOYEES AND OTHERS

The amounts shown on the balance sheets termed Accounts Receivable – Employees and Others are composed of a $250,000 receivable from an insurance company for a policy maturity, $30,112 to a related- party company officer, $27,043 for an equipment financing loan and $21,465 to various employees.  The company considers all receivables to be current and collectible.  The $250,000 insurance company receivable and the company officer receivable were fully repaid with all accrued interest by October 9, 2009.

(7) NOTES RECEIVABLE

The amounts shown on the balance sheets termed Notes Receivable represent a note, including interest at 5.0%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009.  The due date was February 28, 2009.  Although not collected by that date, we believe this note will be fully repaid with all accrued interest during the next fiscal period.  The amounts, including accrued interest, at August 31, 2009, and February 28, 2009, were $568,079 and $554,918, respectively.

(8) INVESTMENTS IN SECURITIES

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

Our securities investments had unrealized losses of $2,295,480 and $3,536,667 at August 31, and February 28, 2009, respectively.  Based on our analysis of these securities and the fact that they have recovered significantly in value in the most recent periods, we have concluded that the gross unrealized losses are temporary in nature.  However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The cost and estimated market value of the investment securities classified as available-for-sale as of August 31 and February 28, 2009, are as follows.

	Cost	Gross Unrealized Losses	Fair Value
Market income funds, August 31, 2009	$6,504,795	$2,295,480	$4,209,315
Market income funds, February 28, 2009	$6,240,730	$3,536,667	$2,704,063

(9) INVESTMENT IN POLICIES

From time to time, we purchase interests in policies to hold for investment purposes. FASB Staff Position No. 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) states that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums, statutory interest, and direct external costs, if any) to keep the policy in force are capitalized.  The balance of “Investment in Policies” is routinely tested for impairment and valued accordingly.  We recorded $151,810 of impairment on the policies for the year ended February 28, 2009.  We recorded an additional $33,840 of impairment for the six months ended August 31, 2009.

The balance of “Investment in Policies” increased significantly during the last quarter of fiscal 2009 and in the first quarter ended May 31, 2009, the majority of which resulted from a settlement of a case with the State of Colorado.  The Securities Commissioner for the State of Colorado filed an action alleging violations of the Colorado Securities Act in connection with certain life settlements transacted through our subsidiary, LPI.  Under the terms of the settlement, LPI agreed to offer to purchase the life settlements from the Colorado investors alleged in the complaint, and all purchasers that accepted the purchase offer received additional compensation for the purchase equal to statutory interest.  As of February 28, 2009, we had purchased interests in 260 policies and paid $6,318,665, including $1,286,833 of statutory interest related to the Colorado settlement.  In the first quarter, we purchased interests in an additional 264 policies related to the Colorado settlement and paid $6,441,625, including $1,413,908 of statutory interest.  LPI completed this purchase offer by May 31, 2009.  The total amount paid to the purchasers who accepted this offer totaled interests in 524 policies and $12,760,290, of which $2,700,741 represented the payment of statutory interest.

The table below describes the Investment in Policies account at August 31, 2009.

Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	548	$6,087,975	$9,551,278
1-2	161	3,899,675	5,828,786
2-3	182	4,650,581	7,628,497
3-4	56	1,234,212	2,430,353
4-5	17	338,243	617,151
Thereafter	-	-	-
Total	964	$16,210,686	$26,056,065

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

Premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of August 31, 2009 are as follows.
Year 1	$159,200
Year 2	282,700
Year 3	762,943
Year 4	280,742
Year 5	61,467
Total estimated premiums	$1,547,052

(10) INVESTMENT IN CORPORATION

The amount shown on the balance sheet termed “Investment in Corporation” is an investment in an unaffiliated corporation created for the acquisition of life settlement interests.  On August 26, 2008, we entered into a contractual agreement to purchase an interest in a limited partnership at a total cost of $5 million.  LPI performed policy-purchasing services for this partnership and earned fees from it as it would from any other LPI client.  On May 31, 2009, our interest in the partnership was converted from an equity method investment in a partnership to a cost method investment in a corporation.  As of August 31, 2009, we owned 15.9% of the corporation, valued at $5.3 million.  Fair market value for this asset is not readily determinable.  We have considered any potential impairment to the investment and believe no adjustment to the investment value is warranted.

(11) CREDIT LINE

In the event we require credit to facilitate our short-term cash flow management and operating capital requirements, we maintain a credit line.  It is secured by cash and securities on deposit.  As of August 31, 2009, it carried an interest rate at Wall Street Journal Prime Rate of 3.25% and had a borrowing, and available, base of $2.7 million.  There was no outstanding balance as of August 31 and February 28, 2009.

(12) LONG-TERM DEBT

We retired all of our outstanding long-term debt on April 28, 2009.  As of February 28, 2009, we had $736,356 of long-term debt, secured by land and an office building with a net book value of $895,366.

(13) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at August 31, 2009, result in a decrease in the net deferred tax asset of $245,091.  We believe the net deferred tax asset to be fully realizable.

Following are the components of the net deferred tax asset:

	Aug. 31, 2009	Feb. 28, 2009
Deferred tax liability:
Depreciation	$(153,826)	$(152,732)
Deferred tax assets:
Unrealized loss on investments	803,418	1,237,834
Accrued contingency costs	75,792	117,124
Accrued vacation costs	38,824	31,555
Reserve for premium advances	2,108,455	1,895,817
Reserve for policy impairment	64,978	53,134
Reserve for acquired life insurance policies	44,695	44,695
Total deferred tax assets	3,136,162	3,380,159
Total net deferred income tax asset	$2,982,336	$3,227,427

With a few insignificant exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years 2005 and prior.

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

(14)	COMPREHENSIVE INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive income for the quarters ended August 31, 2009 and 2008, was $7,893,433 and $6,030,828, respectively.  Basic and diluted earnings per share for comprehensive income for the quarters ended August 31, 2009 and 2008, net of tax, were $0.53 and $0.41, respectively.  Comprehensive income for the six months ended August 31, 2009 and 2008, was $15,877,256 and $12,395,170, respectively.  Basic and diluted earnings per share for comprehensive income for the six months ended August 31, 2009 and 2008, net of tax, were $1.07 and $0.83, respectively.

Dividends. We declared and paid dividends when and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount*
02/08/08	03/14/08	$0.0600
05/21/08	06/16/08	$0.0700
08/07/08	09/15/08	$0.0700
10/22/08	12/15/08	$0.0800
02/24/09	03/16/09	$0.0700
05/07/09	06/15/09	$0.0700
05/14/09	06/15/09	$0.2500
07/27/09	09/15/09	$0.2500
________________
*      The dividend amounts reflect historical payments and are not adjusted for any stock splits.

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

(15) FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Effective March 1, 2008, management adopted SFAS No. 157 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by SFAS No. 157-2. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (FSP No.157-2), Effective Date of FASB Statement No. 157, that defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  Adoption of SFAS 157-2 at March 1, 2008, did not have any impact on our financial condition, results of operations or cash flows.

In February 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Examples of items that would be deferred include:

•	Nonfinancial assets and nonfinancial liabilities that initially are measured at fair value in a business combination or other new basis event, but are not measured at fair value in subsequent periods;

•	Asset retirement obligations that are measured at fair value at initial recognition, but are not measured at fair value in subsequent periods; or

•	Nonfinancial liabilities for exit or disposal activities that are measured at fair value at initial recognition, but are not measured at fair value in subsequent periods.

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

Following is a table of Investment in Securities measured at fair value on a recurring basis as of August 31 and February 28, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
August 31, 2009	$4,209,315	-	-	$4,209,315
February 28, 2009	$2,704,063	-	-	$2,704,063

Our financial assets and liabilities are cash and cash equivalents, certificates of deposit, accounts receivable, investments in securities, investments in policies, accounts payable and accrued liabilities.  The recorded values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature.  The recorded value of investments in securities is based on fair value and is discussed in Note 7.  The carrying value of our investment in policies totaled $16,210,686, which includes $176,283 of capitalized premiums, and has an estimated fair value of $14,185,062.  Fair value of the investment in policies account was calculated by performing a net present value calculation of the face amount of the life policies for the total portfolio.

In April 2009, the FASB issued Staff Position No. SFAS 157-4 (FSP No.157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, that provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  Adopted during the quarter ended August 31, 2009, FSP No. 157-4 had no impact on our financial condition, results of operations or cash flows.

(16) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers.  Most of these denials are related to unforeseeable reductions in face value.  Face value of the policies in question total $344,249 and are recorded in accrued settlement expense at August 31, 2009.  During the six months ended August 31, 2009, we did not accrue any additional liability for future claims that might arise in relation to these policies.  We paid $118,092 of settlements during the six months which had been accrued in previous periods.

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

(17) PENSION AND OTHER POST-RETIREMENT BENEFITS

We established a 401(k) retirement plan on March 1, 2007.  All employees were eligible to participate on January 1, 2008, if they met specified employment requirements.  The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  The contribution expense for our matching contributions to the 401(k) plan for the six months ended August 31, 2009, was $51,825 and for the six months ended August 31, 2008, was $44,100.

(18) RELATED PARTY TRANSACTION

We periodically use an aircraft owned by our Chairman, Mr. Pardo, and pay him the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F).  We believe the cost is well-below the fair rental value for such use.  In the six months ended August 31, 2009 and 2008, we paid Mr. Pardo $188,739 and $60,283, respectively, for such use.

(19) CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We made two changes that affected the six months ended August 31, 2008 Consolidated Statement of Cash Flows.  We moved $1,912,214 from Cash and Cash Equivalents to a new line item called Certificates of Deposit, and we moved $4,265,487 of Investment in Securities from Current Assets to Other Assets.  These changes more accurately describe their nature.  Cash held in certificates of deposit with original maturity dates of more than three months are more properly described as certificates of deposit.  Investment in securities with the intention of holding them for longer than 12 months are more properly described as long-term.  These changes are considered corrections of errors in previously issued financial statements and, accordingly, the Consolidated Statement of Cash Flows for fiscal 2009 are noted as “Restated”.  These changes had no effect on retained earnings, components of shareholders’ equity, earnings per share, or results of operations as reported in previous periods.

Statement of Cash Flows	Corrected	As Originally Shown
Investment in certificates of deposit	$(827,262)	$-
Net decrease in cash and cash equivalents	$(5,799,863)	$(4,972,600)
Cash and cash equivalents, end of period	$1,312,684	$3,224,899

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act.  See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Condensed Financial Statements.

We provide the following discussion to assist in understanding our financial position as of August 31, 2009, and results of operations for the three and six months ended August 31, 2009 and 2008.  As you read this discussion, refer to our Consolidated Condensed Statements of Income and our Consolidated Condensed Balance Sheet.  We analyze and explain the differences between periods in the material line items of these statements.  We presume that readers have read or have access to our Annual Report on Form 10-K for Fiscal 2009.  The Notes to the Consolidated Condensed Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies.  We presume that readers understand the effect of these policies.

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations are based on our consolidated condensed financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America.  To guide our preparation, we follow accounting policies, some of which represent critical accounting policies as defined by the SEC.  The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent liabilities, and the reported amounts of income and expenses during the reporting period which management considers critical accounting estimates.  The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, knowledge of the accounts and other factors that are believed to be reasonable.  Because of the nature of the judgments and assumptions made by management, actual results may differ materially from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.  Areas affected by our estimates and assumptions are identified below.

We recognize income at the time a settlement closes and the purchaser has obligated itself to make the purchase.  We defer $100 per viatical settlement and $200 per life settlement to cover minor monitoring services provided subsequent to the settlement date. We amortize this deferred cost over the anticipated life expectancy of the insureds.

On March 27, 2006, FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued.  The FASB Staff Position states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election shall be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We adopted FSP FTB 85-4-1 as of March 1, 2006 (the beginning of Fiscal 2007) and chose to value all of our investments in life settlement contracts using the investment method.  As of August 31, 2009, the total of our investment in life settlements held for our own account was valued at $16,210,686.

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

As of October 9, 2009, the only material change between our estimates and actual results in the current or prior periods relates to the litigation with the State of Florida. See Item1, Legal Proceedings, Page 27.  In that instance, we were unable to estimate an amount or time with regard to the resolution of that action, so no estimation of potential liability was made.  That action was fully and completely resolved during the current period, resulting in a charge of $770,000 to settlement expense in the most current quarter.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment at August 31 and February 28, 2009.

We must evaluate the useful lives of our property and equipment to assure that an adequate amount of depreciation is being charged to operations.  Useful lives are based generally on specific knowledge of an asset’s life in combination with the Internal Revenue Service rules and guidelines for depreciable lives for specific types of assets.

We must evaluate the carrying value of our investment in owned policies.  We adjust our total basis in the policies, (original cost plus capitalized premiums), based on assumptions made about remaining life expectancy, funds needed to maintain the asset until maturity, capitalization rates and potential return.  This evaluation provides us with any impairment of individual policies and also provides us with an estimate of fair market value.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Effective March 1, 2008, management adopted SFAS 157 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by SFAS No. 157-2. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (FSP No.157-2), Effective Date of FASB Statement No. 157, that defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for certain nonfinancial assets and nonfinancial liabilities.  Adoption of SFAS 157-2 at March 1, 2009, did not have a material impact on our financial condition, results of operations or cash flows.  In April 2009, the FASB issued Staff Position No. SFAS 157-4 (FSP No.157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, that provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  Adoption of FSP No. 157-4 during the six months ended August 31, 2009 had no impact on our financial condition, results of operations or cash flows.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 became effective on November 15, 2008.  SFAS 162 does not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP No. 107-1/APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. Entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities shall disclose in the body or in the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  Adopted March 1, 2009, FSP 107-1/APB28-1 had no impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  Adoption of FSP 115-2 and FAS 124-2 during the six months ended August 31, 2009, had no impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  We have evaluated subsequent events through October 9, 2009 and have determined that we have no subsequent events to report.  Adoption of SFAS 165 during the six months ended August 31, 2009, had no impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants Emerging Issues Task Force, and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on our financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

In September 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value (“ASU 2009-05”).  ASU 2009-05 is effective for the first reporting period after September 2009.  The guidance provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In such circumstances, ASU 2009-05 specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance.  We do not believe we have any liabilities that will need to be measured at fair value and anticipate no impact of this update on our financial condition, results of operations or cash flows.

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

We are a financial services company, providing purchasing services for life settlements to our client base.  We do this by matching life settlors with purchasers.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  To meet market demand and maximize our value to our clients, we have made significant investment in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 98,000 purchaser transactions associated with the purchase of over 6,100 policies totaling over $2.1 billion in face value.  We believe our experience, infrastructure and intellectual capital gives us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the three and six months ended August 31, 2009 and 2008:

	Three Months		Six Months
	2009	2008	2009	2008
Number of settlements	52	50	104	98
Face value of policies	$148,942,938	$187,830,823	$285,205,442	$369,170,531
Average revenue per settlement	$558,761	$495,775	$543,261	$502,315
Net revenues derived*	$16,201,940	$13,411,954	$31,487,424	$25,672,228
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

Comparison of the Three Months Ended August 31, 2009 and 2008

We reported net income of $7,625,015 for the three months ended August 31, 2009 (“the Second Quarter of this year”), compared to net income of $6,603,491 for the three months ended August 31, 2008 (“the Second Quarter of last year”).  Our stronger net income resulted primarily from a 17.2% increase in revenues and our ability to reduce brokerage fees. The number of settlements transacted increased from 50 to 52, the average revenue per settlement increased by 12.7%, and total revenues net of brokerage fees increased by 20.8%.

Revenues: Revenues increased by $4,266,841 or 17.2% from $24,788,725 in the Second Quarter of last year to $29,055,566 in the Second Quarter of this year.  This increase was due primarily to a 12.7% increase in our average revenue per settlement from $495,775 in the Second Quarter of last year to $558,761 in the Second Quarter of this year.  This, in conjunction with reduced brokerage and licensee fees, resulted in a 20.8% increase in the net revenues derived.

During the periods, demand for our services remained strong and the number of policies presented to us which met our purchasing qualifications remained steady.  Growth in supply of policies with higher face values continued to increase and we anticipate this supply trend to continue for the foreseeable future.  Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base.  In contrast, we employ a multi-client business model and our purchaser base is much broader.  While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon any single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term.

We believe the increasing demand for our services comes from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments.  Returns on life settlements are based on the inherent value in the face value of life insurance policies, which are purchased at a discount to face value and adjusted for projected future premiums and the projected holding period of the policy to maturity.  For this reason, life settlement returns are not correlated to traditional equity and debt markets and commodity investments.  We benefit from the investment community searching for non-correlated, asset-based investments.  Although we serve both domestic and international purchasers, domestic purchasers accounted for 98.5% of our revenues during the Second Quarter of this year.  The ratio of domestic clients to international clients was relatively unchanged from last year.  We do not anticipate significant changes in the ratio between domestic and foreign business during the remainder of this fiscal year.

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

Brokerage and Referral Fees: Brokerage and referral fees increased 13.0% or $1,476,855 from $11,376,771 in the Second Quarter of last year to $12,853,626 in the Second Quarter of this year.  Brokerage and referral fees as a percentage of gross revenue declined from 45.8% in the Second Quarter of last year to 44.2% in the Second Quarter of this year.  In the Second Quarter of this year, broker referrals accounted for 100% of the total face value of policies transacted compared with 99.9% of the policies transacted in the Second Quarter of last year.  Due to an increase in the number of brokers in the market that are presenting policies to us, we have noted a reduction in the concentration of brokers that provide policies to us.  For the Second Quarter of this year, only two brokers accounted for more than 10% of the face value of all completed transactions, and constituted 29.2% of the total face value of completed transactions compared to the Second Quarter of last year in which policies presented from five brokers having 10.0% or more of the face value transacted constituted 65.7% of the total face value of all completed transactions.

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

Expenses: Operating and administrative expenses increased by 30.5% or $1,186,677 from $3,891,061 in the Second Quarter of last year to $5,077,738 in the Second Quarter of this year due primarily to increases in settlement costs, aircraft travel expenses and employee and executive bonuses due to increased profitability.  A significant portion of the settlement costs was the result of a settlement with the State of Florida in the amount $770,000.  See Item 1, Legal Proceedings, Page 27.

During the Second Quarters of this year and last year, we made premium advances of $542,651 and $608,776, respectively, and were reimbursed $148,141 and $100,784, respectively.  In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and reserved to pay future premiums.  When the premium reserve is exhausted, purchasers are contractually obligated to pay policy premiums.  In some instances, purchasers have failed to pay the premiums and we have advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  We record the premium advances as an expense at the time of the advance and treat reimbursements as a reduction in this expense.  We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.  Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

Other income and expense increased from $483,336 of income in the Second Quarter of last year to $536,952 of income in the Second Quarter of this year primarily due to gains from maturities of owned policies.  The Second Quarter of this year shows no interest expense compared to the Second Quarter of last year due to retiring the long-term debt in April 2009.

Income Taxes: Income tax expense increased by $635,401, from $3,400,738 in the Second Quarter of last year to $4,036,139 in the Second Quarter of this year.  The increase was due primarily to a $1,656,925 increase in income before income taxes, taxed at 35%.

Comparison of the Six Months Ended August 31, 2009 and 2008

We reported net income of $15,070,484 for the six months ended August 31, 2009 (“the First Six Months of this year”), compared to net income of $12,852,065 for the six months ended August 31, 2008 (“the First Six Months of last year”).  Our stronger net income resulted primarily from a 14.8% increase in revenues and our ability to reduce brokerage fees and the increase in interest and other income. The number of settlements transacted increased from 98 to 104, the average revenue per settlement increased by 8.1%, and revenues net of brokerage fees increased by 22.7%.

Revenues: Revenues increased by $7,272,299 or 14.8% from $49,226,871 in the First Six Months of last year to $56,499,170 in the First Six Months of this year.  This increase was due primarily to an 8.1% increase in our average revenue per settlement from $502,315 in the First Six Months of last year to $543,261 in the First Six Months of this year, continuing a trend toward transactions with larger face amounts.  This, in conjunction with reduced brokerage and licensee fees, resulted in a 22.7% increase in the net revenues derived.

During the periods, demand for our services remained strong and the number of policies presented to us which met our purchasing qualifications remained steady.  Growth in the supply of policies with higher face values continued to increase and we anticipate this supply trend to continue for the foreseeable future.  Most of our competitors have adopted a single or preferred-client business model, which relies on a relatively narrow purchaser base.  In contrast, we employ a multi-client business model, and our purchaser base is much broader.  While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon any single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long term.

We believe the increasing demand for our services results from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments.  Returns on life settlements are based on the inherent value in the face value of life insurance policies, which are purchased at a discount to face value and adjusted for projected future premiums and the projected holding period of the policy to maturity.  For this reason, life settlement returns are not correlated to traditional equity and debt markets and commodity investments.  We benefit from the investment community searching for non-correlated, asset-based investments.  Although we serve both domestic and international purchasers, during the First Six Months of this year, domestic purchasers accounted for 98.3% of our revenues.  The ratio of domestic clients to international clients was relatively unchanged from last year.  We do not anticipate significant changes in the ratio between domestic and foreign business during the remainder of this fiscal year.

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

Brokerage and Referral Fees: Brokerage and referral fees increased 6.2% or $1,457,103 from $23,554,643 in the First Six Months of last year to $25,011,746 in the First Six Months of this year.  Brokerage and referral fees as a percentage of gross revenue declined from 47.8% in the First Six Months of last year to 44.2% in the First Six Months of this year.  In the First Six Months of this year, broker referrals accounted for 98.6% of the total face value of policies transacted compared with 99.9% of the policies transacted in the First Six Months of last year.  Due to an increase in the number of brokers in the market that are presenting policies to us, we have noted a reduction in the concentration of brokers that provide policies to us and a decrease in brokerage fees.  For the First Six Months of this year, no brokers accounted for more than 10% of the face value of all completed transactions.  Policies presented from five brokers having 10.0% or more of face value transacted constituted 64.0% of the total face value of all completed transactions during the First Six Months of last year.

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

Expenses: Operating and administrative expenses increased by 39.9% or $2,682,651 from $6,718,186 in the First Six Months of last year to $9,400,837 in the First Six Months of this year due primarily to increases in settlement costs; employee and executive bonuses due to increased profitability; investor relations; state franchise taxes due to increased profitability; employee wages due to our higher number of employees; and aircraft travel expenses.  A significant portion of the settlement costs was the result of a settlement with the State of Florida in the amount $770,000.  See Item 1, Legal Proceedings, Page 27.

During the First Six Months of this year and last year, we made premium advances of $1,113,739 and $967,338, respectively, and were reimbursed $307,014 and $198,974, respectively.  In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and reserved to pay future premiums.  When the premium reserve is exhausted, purchasers are contractually obligated to pay policy premiums.  In some instances, purchasers have failed to pay the premiums and we have advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  We record the premium advances as an expense at the time of the advance and treat reimbursements as a reduction in this expense.  We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.  Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

Other income and expense increased from $850,618 of income in the First Six Months of last year to $1,239,159 of income in the First Six Months of this year primarily due to the $426,783 gain from the Investment in Partnership converting to an Investment in Corporation at May 31, 2009, and gains from maturities of owned policies.

Income Taxes: Income tax expense increased by $1,302,667 from $6,952,595 in the First Six Months of last year to $8,255,262 in the First Six Months of this year.  The increase was due primarily to a $3,521,086 increase in income before income taxes, taxed at 35%.

Contractual Obligations

The following table summarizes our outstanding lease commitments as of August 31, 2009:

	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Lease commitments	$140,548	$59,997	$66,759	$13,792	$-
Total	$140,548	$59,997	$66,759	$13,792	$-

Liquidity and Capital Resources

Operating Activities: Net cash flows provided by operating activities for the First Six Months of this year were $14,708,402.  The cash flows from operating activities resulted primarily from net income of $15,070,484.  Net cash flows provided by operating activities for the First Six Months of last year were $3,584,679.  The cash flows from operating activities for last year resulted primarily from net income of $12,852,065, an increase in accounts payable of $2,605,313 and an increase in income taxes payable of $1,977,143, reduced by an increase in accounts receivable of $13,808,783.  The large increase in accounts receivable for last year was due to large premium finance loans outstanding at the end of the quarter.

Investing Activities: Net cash flow used in investing activities was $4,911,477 during the First Six Months of this year.  This amount consists of $7,365,811 used for the purchase of policies for investment purposes, $296,209 for purchases of property and equipment and $264,064 invested in marketable securities less the $2,933,239 of certificate of deposit maturities and $81,368 in return of equity in the corporation investment.  In comparison, in the First Six Months of last year, we used $6,770,709 for investing activities, of which $5,266,597 was for the purchase of policies for investment purposes, $827,262 for investments in certificates of deposit, $399,908 for marketable securities and $276,942 for purchases of property and equipment.

Financing Activities: We used $6,573,532 of net cash in financing activities during the First Six Months of this year.  The components of financing activities are $5,794,459 for dividends and $779,073 to retire our long term debt.  We used $2,613,833 of net cash in financing activities in the First Six Months of last year.  We paid dividends of $1,543,969, purchased treasury stock for $699,051 and made payments of $370,813 on our long-term debt.  Our treasury stock purchases follow the Board’s decision of January 15, 2008, to repurchase up to one million shares of our common stock when we believe market conditions warrant and we have adequate funds.  The authorized resolution is still in effect.  Since the authorization, we have repurchased 165,338 shares at a total cost of $1,635,064. We did not make any treasury stock purchases during the current First Six Months.

Working Capital and Capital Availability: As of August 31, 2009, we had working capital of $19,180,456.  Although it is unlikely we would use it, we maintain a credit line to facilitate our short-term cash flow management and operating capital requirements.  The credit line is secured by cash and securities on deposit.  As of August 31, 2009, it carried an interest rate at Wall Street Journal Prime Rate of 3.25% and had a borrowing, and available, base of $2.7 million.  There was no outstanding balance as of August 31 or February 28, 2009.

We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs.

Outlook

We continue to produce strong financial results and expect that our growth trends will continue.  We believe our company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  Our life settlements are not correlated to the financial or commodities markets, which increases their appeal in uncertain times.  Further, we have comfortable amounts of cash and cash equivalents.  We carry no operational debt and do not rely on leverage in our capital structure.  We do rely, however, upon the availability of investment capital.  While it is conceivable that a deep financial crisis could diminish the supply of investment capital throughout the economy, our experience during the First Six Months of this year indicates that greater investment capital will be placed in life settlements.  We believe this is due to the fact that returns in life settlements are relatively attractive and not correlated to the performance of the financial markets.

Our operating strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and operating and administrative expenses.  We believe that domestic and international demand for life settlements will continue to grow as the prospects for economic conditions remain uncertain and investors look for alternative investments.  In response to the projected growth in demand for qualified life settlement transactions, on the demand side, we are exploring the use of special purpose entities to expand our market for life settlement investments and continue efforts to attract institutional clients.  On the supply side, we are increasing our advertising and professional awareness marketing to potential sellers of policies and to strengthen our broker network.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the periods covered by this report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting. For the year ended February 28, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of reported material weaknesses.  We have taken the following steps that we believe will address the issues associated with our material weaknesses over financial footnote disclosures, which involve implementing process-focused changes to improve the design and operation of the controls.

•	Developed and improved maintenance of internal controls regarding the accounting for investments in policies and in an outside venture;

•	Improved and updated the review of internal control documents, revising and supplementing as needed, and documenting the review;

•	Instituted oversight and monitoring of accounting procedures and review of our financial statements and footnote disclosures by an outside consulting firm; and,

•	Incorporated the use of standardized SEC and GAAP disclosure checklists during the preparation and review of financial statements.

We implemented these changes during the quarter ended May 31, 2009.  We believe that testing of our internal controls and review of our financial statements will determine that the enhanced controls are operating effectively.  Internal controls other than the reporting areas reported as material weaknesses have not changed and are still in place and functioning effectively.

Subsequent to the evaluation and through the date of this filing of this report, other than the material weaknesses noted in the Form 10-K for the fiscal year ended February 28, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the First Six Months of this year and last year, we incurred settlement expenses of $1,476,579 and $562,371, respectively, for the resolution of litigation or potential litigation.  In some instances, we have repurchased interests in policies to settle claims.  In these cases, only the excess (if any) of the settlement payment over the investment cost of the repurchased policy interest is charged to settlement expense.  The balance is recorded on our balance sheet as an asset under “Investments in policies”, and the cash expenditure is recorded on our cash flow statement under “Purchase of policies for investment purposes and capitalized premiums”.  For these types of settlements during the First Six Months of this year, we recorded $7,202,561 for purchases of policies for investment purposes, the bulk of which related to the settlement of a proceeding with the Securities Commissioner for the State of Colorado.  See footnote 8, Investment in Policies, to the Consolidated Condensed Financial Statements.

On March 28, 2008, in response to a Notice of Hearing received from the Florida Office of Insurance Regulation, LPI filed a declaratory judgment action against the Florida Commissioner of the Office of Insurance Regulation in the United States District Court for the Northern District of Florida to determine whether LPI was required to be licensed as a life settlement provider in order to purchase policies from Florida residents.  We claimed that the Florida Office of Insurance Regulation did not have jurisdiction over LPI and that to assert jurisdiction violated the Commerce Clause, Contracts Clause, and the Due Process Clause of the United States Constitution.  On July 28, 2009, the matter was settled and the declaratory judgment action was dismissed pursuant to a Consent Order entered into between Florida Insurance Commissioner and LPI.  Under the terms of the Consent Order, LPI denied that it had violated any provision of Florida law, agreed to dismiss the declaratory judgment action against the Office of Insurance Regulation, paid a settlement amount of $770,000, and agreed to comply with the Florida Viatical Settlement Act in the future.  The Consent Order provides that nothing in the order shall in any way be used as an admission of liability by LPI or as an admission of any violation of Florida law and that the Florida Insurance Commission shall not disapprove or refuse to accept LPI’s application for licensure on the grounds that it entered into the Consent Order or the allegations of the Florida Insurance Commission.  The Consent Order resolves all matters related to allegations of unlicensed transactions prior to July 28, 2009. Because LPI has not accepted presentations from any Florida residents since 2007, we believe that this settlement will have no material effect on our future earnings or operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

We held our 2009 Annual Meeting of Shareholders on August 6, 2009, the results of which were reported under Item 8.01 in a Form 8-K, which was filed on August 7, 2009.  The information under Item 8.01 is incorporated in response to this item.

ITEM 6.  EXHIBITS

31.1     Rule 13a-14(a) Certifications

32.1     Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 9, 2009

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

By: /s/ David M. Martin
David M. Martin
Chief Financial Officer

EXHIBIT INDEX
DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certifications	31-32
32.1	Section 1350 Certification	33