Form 10-Q
period 2009-11-30
LIFE PARTNERS HOLDINGS INC
filed 2010-01-11
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: November 30, 2009

or

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

Shares of Common Stock, $.01 par value, outstanding as of November 30, 2009: 14,859,016 (15,024,354 issued and outstanding less 165,338 treasury shares)

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets – November 30, 2009 and February 28, 2009	3-4
	Consolidated Statements of Income - For the Three and Nine Months Ended
	November 30, 2009 and 2008	5
	Consolidated Statements of Cash Flows - For the Nine Months Ended
	November 30, 2009 and 2008	6
	Notes to Consolidated Financial Statements	7-16
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 6.	Exhibits	27

Signatures		28
Exhibit Index		29

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2009 (Unaudited) AND FEBRUARY 28, 2009

ASSETS

	November 30, 2009	February 28, 2009
CURRENT ASSETS:

Cash and cash equivalents	$22,008,482	$15,261,217
Certificates of deposit	100,364	3,033,603
Accounts receivable - trade	13,129,444	10,057,386
Accounts receivable - employees and others	24,408	157,148
Notes receivable	574,623	554,918
Prepaid expenses	76,984	141,286

Total current assets	35,914,305	29,205,558

PROPERTY AND EQUIPMENT:

Land and building	2,270,016	2,131,285
Proprietary software	511,405	499,046
Furniture, fixtures and equipment	1,502,250	1,298,599
Transportation equipment	9,800	9,800

Subtotal	4,293,471	3,938,730

Accumulated depreciation	(1,578,362)	(1,344,243)

Net property and equipment	2,715,109	2,594,487

OTHER ASSETS:

Premium advances net of reserve for uncollectible of $6,449,109 and $5,416,621, respectively	-	-
Investment in securities	4,471,091	2,704,063
Investments in policies, including capitalized premiums	16,346,696	8,878,715
Investment in corporation/partnership	5,483,755	4,935,875
Artifacts and other	834,700	831,700
Deferred income taxes	3,181,899	3,227,427
Total other assets	30,318,141	20,577,780

Total assets	$68,947,555	$52,377,825

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2009 (Unaudited) AND FEBRUARY 28, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY

	November 30, 2009	February 28, 2009
CURRENT LIABILITIES:

Accounts payable	$6,173,164	$5,068,961
Accrued liabilities	1,342,837	527,126
Dividends payable	3,719,027	1,043,316
Accrued settlement expense	596,867	462,341
Current portion of long-term debt	-	42,717
Deferred revenue	238,200	227,300
Income taxes payable	613,135	244,333

Total current liabilities	12,683,230	7,616,094

LONG-TERM DEBT, net of current portion shown above	-	736,356

Total liabilities	12,683,230	8,352,450

SHAREHOLDERS' EQUITY:

Common stock, $.01 par value 18,750,000 shares authorized; 15,024,354 shares issued and outstanding	150,243	150,243
Additional paid-in capital	11,460,311	11,460,311
Retained earnings	47,665,446	36,348,525
Accumulated other comprehensive loss, net of taxes	(1,376,611)	(2,298,640)
Less: treasury stock, 165,338 shares	(1,635,064)	(1,635,064)

Total shareholders' equity	56,264,325	44,025,375

Total liabilities and shareholders' equity	$68,947,555	$52,377,825

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(Unaudited)
	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008

REVENUES	$30,967,256	$28,103,930	$87,466,426	$77,330,801

BROKERAGE FEES	14,503,000	13,857,587	39,514,746	37,412,230

REVENUES, NET OF BROKERAGE FEES	16,464,256	14,246,343	47,951,680	39,918,571

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	2,843,131	2,878,139	9,806,480	8,104,979
Premium advances, net	471,160	292,717	1,277,885	1,061,081
Settlement costs	477,821	390,510	1,954,400	952,881
Depreciation	79,935	82,514	234,119	243,125

Total operating and administrative expenses	3,872,047	3,643,880	13,272,884	10,362,066

INCOME FROM OPERATIONS	12,592,209	10,602,463	34,678,796	29,556,505

OTHER INCOME (EXPENSES):
Interest and other income	464,307	650,433	1,750,454	1,535,688
Interest expense	-	(13,513)	(46,988)	(48,151)

Total other income and expense	464,307	636,920	1,703,466	1,487,537

INCOME BEFORE INCOME TAXES	13,056,516	11,239,383	36,382,262	31,044,042

INCOME TAXES:
Current tax expense	4,886,216	4,030,839	13,330,802	11,186,052
Deferred tax benefit	(261,624)	(74,334)	(450,948)	(276,952)

Total income taxes	4,624,592	3,956,505	12,879,854	10,909,100
NET INCOME	$8,431,924	$7,282,878	$23,502,408	$20,134,942

EARNINGS:

Per share - Basic and diluted	$0.57	$0.49	$1.58	$1.35

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	14,859,016	14,859,016	14,859,016	14,868,508

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$8,431,924	$7,282,878	$23,502,408	$20,134,942
Unrealized gains (losses) on investment securities, net of taxes	115,256	(1,168,911)	922,028	(1,625,806)

COMPREHENSIVE INCOME	$8,547,180	$6,113,967	$24,424,436	$18,509,136

See the accompanying summary of accounting policies and notes to the financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(Unaudited)
	Nine Months Ended November 30,
	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,502,408	$20,134,942
Adjustments to reconcile net income to operating activities:
Depreciation	234,119	243,125
Impairment of investment in policies	188,125	-
Earnings on investment in corporation	(649,027)	-
Deferred income taxes	(450,948)	(276,951)
(Increase) decrease in operating assets:
Accounts receivable	(2,939,318)	5,388,580
Note receivable	(19,705)	(23,517)
Prepaid expenses	64,302	315,951
Increase (decrease) in operating liabilities:
Accounts payable	1,104,203	(1,539,724)
Accrued liabilities	815,711	(46,802)
Accrued settlement expense	134,526	-
Income taxes payable	368,802	107,983
Deferred revenue	10,900	(43,400)
Net cash provided by operating activities	22,364,098	24,260,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	-	(1,941,258)
Certificate of deposit maturities	2,933,237	-
Investment in income funds	(348,522)	(460,053)
Purchases of property and equipment	(354,741)	(336,018)
Investment in partnership/corporation	-	(1,750,000)
Return of investment in corporation	101,147	-
Increase in other assets	(3,000)	-
Purchase of policies for investment purposes and capitalized premiums	(7,656,105)	(6,480,655)
Net cash used in investing activities	(5,327,984)	(10,967,984)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes payable	-	2,000,000
Payments on short-term notes payable	-	(2,001,621)
Payment on notes payable	(779,073)	(375,803)
Purchases of treasury shares	-	(699,051)
Dividend payable	-	-
Dividends paid	(9,509,776)	(2,370,977)
Net cash used in financing activities	(10,288,849)	(3,447,452)
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,747,265	9,844,751
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,261,217	7,112,547
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,008,482	$16,957,298
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$46,988	$48,151
Income taxes paid	$12,962,000	$11,078,000
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Accrued interest receivable	$19,705	$23,517
Unrealized gain (loss) on marketable securities, net of taxes	$922,028	$(1,625,806)
Dividends declared and not paid by period end	$3,719,027	$953,697

See accompanying summary of accounting policies and notes to financial statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

November 30, 2009

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets the U.S. generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification Topic 105 (the “ASC”).  In June 2009, the FASB approved the FASB ASC, which, as of July 1, 2009, became the single source of authoritative, nongovernmental GAAP.  The ASC was not intended to change GAAP.  Rather, the ASC reorganizes all previous GAAP pronouncements into accounting topics, and displays all topics using a consistent structure.  All existing standards that were used to create the ASC are now superseded, aside from those issued by the SEC, replacing the previous references to specific Statements of Financial Accounting Standards with numbers used in the ASC’s structural organization.  All guidance in the ASC has an equal level of authority.  The ASC is effective for financial statements that cover interim and annual periods ending after September 15, 2009.  There was no impact on our financial position, results of operations or cash flows as a result of the ASC.

ASC 820, Fair Value Measurements and Disclosures, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Effective March 1, 2008, management adopted ASC 820 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by ASC 820-10.  In February 2008, the FASB issued ASC 820-10 that defers the effective date of ASC 820 to fiscal years beginning after November 15, 2008, for certain nonfinancial assets and nonfinancial liabilities.  In April 2009, the FASB issued ASC 820-10, which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820 also provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In such circumstances, the ASC specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance.  We do not believe we have any liabilities that will need to be measured at fair value and anticipate no impact of this update.  Adoption of ASC 820-10 during the nine months ended November 30, 2009, had no impact on our financial condition, results of operations or cash flows.

ASC 810, Consolidation, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary.  ASC 810 was adopted on March 1, 2009, and had no impact on our financial condition, results of operations or cash flows.

ASC 815, Derivatives and Hedging, expands the disclosure requirements in ASC 815, Derivatives and Hedging about an entity’s derivative instruments and hedging activities.  We currently have no derivatives and hedging activities and so the adoption of ASC 815 on March 1, 2009, had no impact on our financial condition, results of operations or cash flows.

ASC 825, Financial Instruments directs that entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities shall disclose in the body or in the accompanying notes of their summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  Adopted on March 1, 2009, ASC 825 had no impact on our financial condition, results of operations or cash flows.

ASC 320, Investments – Debt and Equity Securities, and ASC 958-320, Investments – Debt and Equity Securities amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  Adoption of ASC 320 and ASC 958-320 during the nine months ended November 30, 2009, had no impact on our financial condition, results of operations or cash flows.

ASC 855, Subsequent Events requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  We have evaluated subsequent events through January 11, 2010, and have determined that we have no subsequent events to report.  Adoption of ASC 855 during the nine months ended November 30, 2009, had no impact on our financial condition, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820), Measuring Liabilities at Fair Value.  This ASC applies to all entities that measure liabilities at fair value within the scope of Topic 820 and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more other valuation techniques.  We have no liabilities that are traded or exchanged, requiring measurement at fair value.  Adoption of ASC Topic 820 for measuring liabilities during the nine months ended November 30, 2009, had no impact on our financial condition, results of operations or cash flows.

(3) CASH AND CASH EQUIVALENTS

For purposes of the balance sheet and statement of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents.  Any investments with an original maturity of more than three months are classified as Certificates of Deposit.  The average balance of our general checking account balance is generally in excess of $250,000, the current Federal Deposit Insurance Corporation (“FDIC”) coverage limit.  The FDIC provides unlimited coverage on non-interest-bearing accounts.  Amounts in interest-bearing accounts which are in excess of $250,000 are at risk to the extent that their balances exceed FDIC coverage.  Money market investments typically do not have FDIC protection.  The amount of our cash accounts in excess of the FDIC insurance limit at November 30, 2009, and February 28, 2009, was $16,880,581 and $13,289,475, respectively.  We believe we have mitigated our exposure to loss by spreading our deposits over a combination of three of the largest national financial institutions and two smaller, local banks.

(4) CERTIFICATES OF DEPOSIT

Certificates of deposit are held in several banking institutions.  Their original maturities are greater than three months but do not exceed a year.  The FDIC currently insures all bank accounts up to $250,000.  The amount of our certificate of deposit accounts in excess of the FDIC insurance limit at November 30, 2009, and February 28, 2009, was zero and $1,933,244, respectively.

(5) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheets termed Accounts Receivable - Trade are amounts reflecting transactions that have closed, and revenue has been recognized, but before the final funds have been received from the escrow agent to settle the transactions.  We also sometimes make non-interest-bearing advances to facilitate a settlement transaction.  We generally collect the advances from the escrow agent within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Because these funds are distributed from escrow and because our business model does not use leverage, there are no issues of collectability or credit risk normally associated with accounts receivable.  The amounts at November 30, 2009, and February 28, 2009, were $13,129,444 and $10,057,386, respectively.

(6) ACCOUNTS RECEIVABLE – EMPLOYEES AND OTHERS

The amount shown on the balance sheet termed Accounts Receivable – Employees and Others, at November 30, 2009 is composed of loans of $19,715 to various employees and $4,693 for an equipment financing loan for a total of $24,408.  The amount for February 28, 2009 is composed of $94,969 of miscellaneous receivables, $33,666 to related-party company officers, $18,065 to various employees and $10,448 for an equipment financing loan for a total of $157,148.  We consider all receivables to be current and collectible.  Our officers receivable was fully repaid with all accrued interest by October 9, 2009.

(7) NOTES RECEIVABLE

The amounts shown on the balance sheets termed Notes Receivable represent a note, including interest at 5.0%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009.  The due date was February 28, 2009.  This note is substantially collateralized and we have instituted collection proceedings which we believe will result in collection of the full amount of this note (including all accrued interest) before the end of our fiscal year. The amounts, including accrued interest, at November 30, 2009, and February 28, 2009, were $574,623 and $554,918, respectively.

(8) INVESTMENTS IN SECURITIES

Our securities investments are income and equity mutual funds and are classified as available-for-sale securities.  Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.  Our securities investments had unrealized losses of $2,118,163 and $3,536,667 at November 30, and February 28, 2009, respectively.  Based on our analysis of these securities and the fact that they have recovered significantly in value in the most recent periods, we have concluded that the gross unrealized losses are temporary in nature.  However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The cost and estimated market value of the investment securities classified as available-for-sale as of November 30 and February 28, 2009, are as follows.

	Cost	Gross Unrealized Losses	Fair Value
Market income funds, November 30, 2009	$6,589,254	$2,118,163	$4,471,091
Market income funds, February 28, 2009	$6,240,730	$3,536,667	$2,704,063

(9) INVESTMENT IN POLICIES

From time to time, we purchase interests in policies to hold for investment purposes.  ASC 325-30, Investments in Insurance Contracts, states that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums, statutory interest, and direct external costs, if any) to keep the policy in force are capitalized.  The balance of “Investment in Policies” is routinely tested for impairment and valued accordingly.  We recorded $151,810 of impairment on the policies for the year ended February 28, 2009.  We recorded an additional $188,125 of impairment for the nine months ended November 30, 2009.

The balance of “Investment in Policies” increased significantly during the last quarter of Fiscal 2009 and in the first quarter ended May 31, 2009, the majority of which resulted from a settlement of a case with the State of Colorado.  The Securities Commissioner for the State of Colorado filed an action alleging violations of the Colorado Securities Act in connection with certain life settlements transacted through our subsidiary, LPI.  Under the terms of the settlement, LPI agreed to offer to purchase the life settlements from the Colorado investors alleged in the complaint, and all purchasers that accepted the purchase offer received additional compensation for the purchase equal to statutory interest.  As of February 28, 2009, we had purchased interests in 260 policies and paid $6,318,665, including $1,286,833 of statutory interest related to the Colorado settlement.  In the first quarter, we purchased interests in an additional 264 policies related to the Colorado settlement and paid $6,441,625, including $1,413,908 of statutory interest.  LPI completed this purchase offer by May 31, 2009.  The total amount paid to the purchasers who accepted this offer totaled interests in 524 policies and $12,760,290, of which $2,700,741 represented the payment of statutory interest.  Statutory interest was considered part of the purchase price and is included in the stated carrying value.

The table below describes the Investment in Policies account at November 30, 2009.

Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	677	$7,804,524	$12,435,702
1-2	122	3,011,762	4,602,103
2-3	169	4,266,947	6,937,638
3-4	46	1,024,461	2,128,103
4-5	12	239,002	434,114
Thereafter	-	-	-
Total	1,026	$16,346,696	$26,537,660

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

Premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of November 30, 2009, are as follows.

Year 1	$226,864
Year 2	202,920
Year 3	663,644
Year 4	106,148
Year 5	47,570
Total estimated premiums	$1,247,146

(10) INVESTMENT IN CORPORATION

The amount shown on the balance sheet termed “Investment in Corporation” is an investment in an unaffiliated corporation created for the acquisition of life settlement interests.  On August 26, 2008, we entered into a contractual agreement to purchase an interest in a limited partnership at a total cost of $5 million.  LPI performed policy-purchasing services for this partnership and earned fees from it as LPI would from any other client.  On May 31, 2009, our interest in the partnership was converted from an equity method investment in a partnership to a cost method investment in a corporation.  As of November 30, 2009, we owned 15.9% of the corporation, valued at $5.5 million.  In December 2009 we made an additional $1 million investment in this corporation, bringing our cost basis to $6.5 million, which represents 19.9% ownership.  The corporation owns a portfolio of life insurance settlements with a face value of $706 million which we anticipate will mature over the next few years. The corporation has experienced some maturities during the course of this year and we have been paid from these maturities. Fair market value for this asset is not readily determinable.  We have considered any potential impairment to the investment and believe no adjustment to the investment value is warranted.

(11) CREDIT LINE

In the event we require credit to facilitate our short-term cash flow management and operating capital requirements, we maintain a credit line.  It is secured by cash and securities on deposit.  As of November 30, 2009, it carried an interest rate at Wall Street Journal Prime Rate of 3.25% and had a borrowing, and available base of $2.9 million.  There was no outstanding balance at November 30 and February 28, 2009.

(12) LONG-TERM DEBT

We retired all of our outstanding debt on April 28, 2009.  As of February 28, 2009, we had $779,073 of current and long-term debt, secured by land and an office building with a net book value of $895,366.

(13) INCOME TAXES

Temporary timing differences between the reporting of income and expenses for financial and income tax reporting purposes at November 30, 2009, result in a decrease in the net deferred tax asset of $45,528.  We believe the net deferred tax asset to be fully realizable.

Following are the components of the net deferred tax asset:

	Nov. 30, 2009	Feb. 28, 2009
Deferred tax liability:
Depreciation	$(175,339)	$(152,732)
Deferred tax assets:
Unrealized loss on investments	741,357	1,237,834
Accrued contingency costs	164,208	117,124
Accrued vacation costs	30,813	31,555
Reserve for premium advances	2,257,188	1,895,817
Reserve for policy impairment	118,977	53,134
Reserve for acquired life insurance policies	44,695	44,695
Total deferred tax assets	3,357,238	3,380,159
Total net deferred income tax asset	$3,181,899	$3,227,427

With a few insignificant exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years 2005 and prior.

Accounting for Uncertainty in Income Taxes. ASC 740, Income Taxes, is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

We had no items of uncertainty that were accrued or recognized that had any impact on income tax expense for the quarter and nine months ended November 30, 2009 and 2008.

(14)	COMPREHENSIVE INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCKTRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive income for the quarters ended November 30, 2009 and 2008, was $8,547,180 and $6,113,967, respectively.  Basic and diluted earnings per share for comprehensive income for the quarters ended November 30, 2009 and 2008, net of tax, were $0.58 and $0.41, respectively.  Comprehensive income for the nine months ended November 30, 2009 and 2008, was $24,424,436 and $18,509,136, respectively.  Basic and diluted earnings per share for comprehensive income for the nine months ended November 30, 2009 and 2008, net of tax, were $1.64 and $1.24, respectively.

Dividends. We declared and paid dividends when and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount*
02/08/08	03/14/08	$0.06
05/21/08	06/16/08	$0.07
08/07/08	09/15/08	$0.07
10/22/08	12/15/08	$0.08
02/24/09	03/16/09	$0.07
05/07/09	06/15/09	$0.07
05/14/09	06/15/09	$0.25
07/27/09	09/15/09	$0.25
10/27/09	12/15/09	$0.25

*	The dividend amounts reflect historical payments and are not adjusted for any stock splits.

Stock Split. On January 6, 2009, our board of directors authorized a five-for-four split of the common stock affected in the form of a stock dividend, which was distributed on or about February 16, 2009, to holders of record on February 6, 2009.  Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.  The par value of the additional shares of common stock issued in connection with the stock split was credited to “Common stock” and a like amount charged to “Additional paid-in-capital”.  To accommodate this and a previous split on August 15, 2007, we increased our authorized common stock from 10,000,000 shares to 18,750,000 shares.

(15) FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 is effective for fiscal years beginning after November 15, 2007.  Effective March 1, 2008, management adopted ASC 820 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by 820-10. In February 2008, the FASB issued ASC 820-10 that defers the effective date of ASC 820 for one year for certain nonfinancial assets and nonfinancial liabilities.  Adoption of ASC 820-10 at March 1, 2008, did not have any impact on our financial condition, results of operations or cash flows.

In February 2008, the FASB agreed to defer the effective date of ASC 820 for one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Examples of items that would be deferred include:

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

The term inputs refers to the assumptions that market participants use in pricing the asset or liability.  ASC 820 distinguishes between observable inputs and unobservable inputs.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources.  Unobservable inputs reflect an entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.  ASC 820 indicates that valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques and creates the following three broad levels, with Level 1 being the highest priority:

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

Following is a table of Investment in Securities measured at fair value on a recurring basis as of November 30 and February 28, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
November 30, 2009	$4,471,091	-	-	$4,471,091
February 28, 2009	$2,704,063	-	-	$2,704,063

Our financial assets and liabilities are cash and cash equivalents, certificates of deposit, accounts receivable, a note receivable, investments in securities, investments in policies, an investment in a corporation, accounts payable and accrued liabilities.  The recorded values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 3-6.  The recorded value of the note receivable is the original note amount plus accrued interest.  Market value is not readily determinable; the note is discussed in Note 7.  The recorded value of investments in securities is based on fair value and is discussed in Note 8.  The carrying value of our investment in policies totaled $16,346,696, which includes $271,255 of capitalized premiums, and has an estimated fair value of $14,453,823.  Fair value of the investment in policies account was calculated by performing a net present value calculation of the face amount of the life policies for the total portfolio.  The investment in policies is discussed in Note 9.  The recorded value of the investment in the corporation is cost.  Market value is not readily determinable; the investment is discussed in Note 10.

In April 2009, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures, that provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10 had no impact on our financial condition, results of operations or cash flows.

(16) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which LPI arranged the settlement with purchasers.  Most of these denials are related to unforeseeable reductions in face value.  Face value of the policies in question total $756,751 and are recorded in accrued settlement expense at November 30, 2009.  During the nine months ended November 30, 2009, we accrued an additional $394,628 for future claims that might arise in relation to these policies and paid $260,102 of settlements during the nine months which had been accrued in the current and previous periods.

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

(17) PENSION AND OTHER POST-RETIREMENT BENEFITS

We established a 401(k) retirement plan on March 1, 2007.  All employees were eligible to participate on January 1, 2008, if they met specified employment requirements.  The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  The contribution expense for our matching contributions to the 401(k) plan for the nine months ended November 30, 2009 and 2008 was $73,882 and $55,320, respectively.

(18) RELATED PARTY TRANSACTION

We periodically use an aircraft owned by our Chairman, Mr. Pardo, and pay him the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F).  We believe the cost is well-below the fair rental value for such use.  In the nine months ended November 30, 2009 and 2008, we paid Mr. Pardo $262,462 and $98,708, respectively, for such use.

(19) CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We made two changes that affected the nine months ended November 30, 2008 Consolidated Statement of Cash Flows.  We moved $3,026,210 from Cash and Cash Equivalents to a new line item called Certificates of Deposit, and we moved $2,512,222 of Investment in Securities from Current Assets to Other Assets.  These changes more accurately describe their nature.  Cash held in certificates of deposit with original maturity dates of more than three months are more properly described as certificates of deposit.  Investment in securities with the intention of holding them for longer than 12 months are more properly described as long-term.  These changes are considered corrections of errors in previously issued financial statements and, accordingly, the Consolidated Statement of Cash Flows for Fiscal 2009 are noted as “Restated”.  These changes had no effect on retained earnings, components of shareholders’ equity, earnings per share, or results of operations as reported in previous periods.

Statement of Cash Flows	Corrected	As Originally Shown
Investment in certificates of deposit	$(1,941,258)	$-
Net increase in cash and cash equivalents	$9,844,751	$11,786,009
Cash and cash equivalents, end of period	$16,957,298	$19,983,508

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act.  See “Special Note Regarding Forward-Looking Statements” in the Notes to Consolidated Condensed Financial Statements.

We provide the following discussion to assist in understanding our financial position as of November 30, 2009, and results of operations for the three and nine months ended November 30, 2009 and 2008.  As you read this discussion, refer to our Consolidated Condensed Statements of Income and our Consolidated Condensed Balance Sheet.  We analyze and explain the differences between periods in the material line items of these statements.  We presume that readers have read or have access to our Annual Report on Form 10-K for Fiscal 2009.  The Notes to the Consolidated Condensed Financial Statements contained in our Annual Report note the significant accounting policies used in preparing our financial statements, including policies relating to the recognition of revenue and the recording of investments in life insurance policies.  We presume that readers understand the effect of these policies.

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

On March 27, 2006, ASC 325-30, Investments in Insurance Contracts, was issued.  The ASC states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election shall be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We adopted ASC 325-30 as of March 1, 2006 (the beginning of Fiscal 2007) and chose to value all of our investments in life settlement contracts using the investment method.  As of November 30, 2009, the total of our investment in life settlements held for our own account was valued at $16,346,696.

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

The only material change between our estimates and actual results in the current or prior periods related to the litigation with the State of Florida.  In that instance, we were unable to estimate an amount or time with regard to the resolution of that action, so no estimation of potential liability was made.  That action was fully and completely resolved during the quarter ended August 31, 2009, and resulted in a charge of $770,000 to settlement expense in that quarter and in our nine months settlement expenses ended November 30, 2009.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment at November 30 and February 28, 2009.

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

New Accounting Pronouncements

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets the U.S. generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification Topic 105 (the “ASC”).  In June 2009, the FASB approved the FASB ASC, which, as of July 1, 2009, became the single source of authoritative, nongovernmental GAAP.  The ASC was not intended to change GAAP.  Rather, the ASC reorganizes all previous GAAP pronouncements into accounting topics, and displays all topics using a consistent structure.  All existing standards that were used to create the ASC are now superseded, aside from those issued by the SEC, replacing the previous references to specific Statements of Financial Accounting Standards with numbers used in the ASC’s structural organization.  All guidance in the ASC has an equal level of authority.  The ASC is effective for financial statements that cover interim and annual periods ending after September 15, 2009.  There was no impact on our financial position, results of operations or cash flows as a result of the ASC.

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures.  ASC 820 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Effective March 1, 2008, management adopted ASC 820 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred by ASC 820-10.  In February 2008, the FASB issued ASC 820-10 that defers the effective date of ASC 820 to fiscal years beginning after November 15, 2008, for certain nonfinancial assets and nonfinancial liabilities.  In April 2009, the FASB issued ASC 820-10, which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820 also provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In such circumstances, the ASC specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance.  We do not believe we have any liabilities that will need to be measured at fair value and anticipate no impact of this update.  Adoption of ASC 820-10 during the nine months ended November 30, 2009, had no impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued ASC 810, Consolidation. ASC 810, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary.  ASC 810 was adopted on March 1, 2009, and had no impact on our financial condition, results of operations or cash flows.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging. ASC 815 expands the disclosure requirements about an entity’s derivative instruments and hedging activities.  We currently have no derivatives and hedging activities and so the adoption of ASC 815 on March 1, 2009, had no impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued ASC 825, Financial Instruments. Entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities shall disclose in the body or in the accompanying notes of their summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  Adopted on March 1, 2009, ASC 825 had no impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued ASC 320, Investments – Debt and Equity Securities.  This ASC amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  Adoption of ASC 320 during the nine months ended November 30, 2009, had no impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued ASC 855, Subsequent Events.  ASC 855 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  We have evaluated subsequent events through January 11, 2010 and have determined that we have no subsequent events to report.  Adoption of ASC 855 during the nine months ended November 30, 2009, had no impact on our financial condition, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820), Measuring Liabilities at Fair Value.  This ASC applies to all entities that measure liabilities at fair value within the scope of Topic 820 and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more other valuation techniques.  We have no liabilities that are traded or exchanged, requiring measurement at fair value.  Adoption of ASC Topic 820 for measuring liabilities during the nine months ended November 30, 2009, had no impact on our financial condition, results of operations or cash flows.

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

Over the past few years, the distinction between viatical and life settlements has diminished and the markets have largely merged.  The traditional viatical business has been inconsequential for several years.  Many state regulations govern both types of transactions in the same manner and the services we provide for both types of transactions are the same.  Thus, we view both viatical and life settlements to be within the same line of business and do not distinguish between them for financial reporting purposes.  Throughout this report, we refer to all of our transactions generally as “life settlements”.

We are a financial services company, providing purchasing services for life settlements to our client base.  We do this by matching life settlors with purchasers.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  To meet market demand and maximize our value to our clients, we have made significant investment in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 100,000 purchaser transactions associated with the purchase of over 6,200 policies totaling over $2.2 billion in face value.  We believe our experience, infrastructure and intellectual capital gives us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the three and nine months ended November 30, 2009 and 2008:

	Three Months		Nine Months
	2009	2008	2009	2008
Number of settlements	52	56	156	154
Face value of policies	$162,131,377	$195,459,950	$447,336,819	$564,630,481
Average revenue per settlement	$595,524	$501,856	$560,682	$502,148
Net revenues derived*	$16,464,256	$14,246,343	$47,951,680	$39,918,571

*      The revenues derived are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended November 30, 2009 and 2008

We reported net income of $8,431,924 for the three months ended November 30, 2009 (“the Third Quarter of this year”), compared to net income of $7,282,878 for the three months ended November 30, 2008 (“the Third Quarter of last year”).  Our stronger net income resulted primarily from a 10.2% increase in revenues and our ability to increase our operating margins by remaining highly selective in our purchasing strategies. The number of settlements transacted decreased from 56 to 52, the average revenue per settlement increased by 18.7%, and revenues net of brokerage fees increased by 15.6%.

Revenues: Revenues increased by $2,863,326 or 10.2% from $28,103,930 in the Third Quarter of last year to $30,967,256 in the Third Quarter of this year.  This increase was due primarily to an 18.7% increase in our average revenue per settlement from $501,856 in the Third Quarter of last year to $595,524 in the Third Quarter of this year.  This, in conjunction with highly selective purchasing, resulted in a 15.6% increase in the net revenues derived.

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

We believe the increasing demand for our services comes from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments.  Returns on life settlements are based on the inherent value in the face value of life insurance policies, which are purchased at a discount to face value and adjusted for projected future premiums and the projected holding period of the policy to maturity.  For this reason, life settlement returns are not correlated to traditional equity and debt markets and commodity investments.  We benefit from the investment community searching for non-correlated, asset-based investments.  Although we serve both domestic and international purchasers, domestic purchasers accounted for 99.1% of our revenues during the Third Quarter of this year.  The ratio of domestic clients to international clients was relatively unchanged from last year.  We do not anticipate significant changes in the ratio between domestic and foreign business during the remainder of this fiscal year.

Another contributing factor has been a greater supply of financially attractive policies with high face value.  We believe there is a growing awareness of the secondary market for insurance policies among potential sellers, especially for those with higher face value policies.  This growing awareness has resulted in an expansion of the supply of eligible and financially attractive policies.  We believe much of our increased business is due to the greater supply of these policies, and we believe this trend will continue.

Brokerage and Referral Fees: Brokerage and referral fees increased 4.7% or $645,413 from $13,857,587 in the Third Quarter of last year to $14,503,000 in the Third Quarter of this year.  Brokerage and referral fees as a percentage of gross revenue declined from 49.3% in the Third Quarter of last year to 46.8% in the Third Quarter of this year.  In the Third Quarter of this year, broker referrals accounted for 100% of the total face value of policies transacted which is unchanged from Third Quarter of last year.  Due to an increase in the number of brokers in the market that are presenting policies to us, we have noted a substantial reduction in the concentration of brokers that provide policies to us.  For the Third Quarter of this year, only two brokers accounted for more than 10% of the face value of all completed transactions, and constituted 23.5% of the total face value of completed transactions compared to the Third Quarter of last year in which policies presented from two brokers having 10.0% or more of the face value transacted constituted 40.6% of the total face value of all completed transactions.

Brokerage and referral fees generally increase or decrease with revenues, face values of policies transacted, and the volume of transactions, although the exact ratio of fees may vary according to a number of factors.  Brokers may adjust their fees with the individual policyholders whom they represent.  In some instances, several brokers may compete for representation of the same seller, which may result in lower broker fees.  Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category and individual agreements between clients and their referring financial planners.  No broker fees are paid when a life settlor is not represented by a broker and the life settlor presents a policy to us directly.

Many states now license life settlement brokerage activity, which may result in the capping of fees or greater disclosure of fees, either of which would tend to lower the fees.

Expenses: Operating and administrative expenses increased by 6.3% or $228,167 from $3,643,880 in the Third Quarter of last year to $3,872,047 in the Third Quarter of this year due.  The increase is a result of increases in primarily premium advances, impairment in owned policies, and bonuses, netted by a large decrease in legal and professional fees.

During the Third Quarters of this year and last year, we made premium advances of $621,590 and $399,626, respectively, and were reimbursed $150,430 and $106,909, respectively.  In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and reserved to pay future premiums.  When the premium reserve is exhausted, purchasers are contractually obligated to pay policy premiums.  In some instances, purchasers have failed to pay the premiums and we have advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  We record the premium advances as an expense at the time of the advance and treat reimbursements as a reduction in this expense.  We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.  Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

Other income and expense decreased from $636,920 of income in the Third Quarter of last year to $464,307 of income in the Third Quarter of this year primarily due to interest rate declines on investments. The Third Quarter of this year shows no interest expense compared to the Third Quarter of last year due to retiring the long-term debt in April 2009.

Income Taxes: Income tax expense increased by $668,087 from $3,956,505 in the Third Quarter of last year to $4,624,592 in the Third Quarter of this year.  The increase was due primarily to a $1,817,133 increase in income before income taxes, taxed at 35%.

Comparison of the Nine Months Ended November 30, 2009 and 2008

We reported net income of $23,502,408 for the Nine Months ended November 30, 2009 (“the First Nine Months of this year”), compared to net income of $20,134,942 for the Nine Months ended November 30, 2008 (“the First Nine Months of last year”).  Our stronger net income resulted primarily from a 13.1% increase in revenues and our ability to increase our operating margins by remaining highly selective in our purchasing strategies. The number of settlements transacted increased from 154 to 156, the average revenue per settlement increased by 11.7%, and revenues net of brokerage fees increased by 20.1%.

Revenues: Revenues increased by $10,135,625 or 13.1% from $77,330,801 in the First Nine Months of last year to $87,466,426 in the First Nine Months of this year.  This increase was due primarily to an 11.7% increase in our average revenue per settlement from $502,148 in the First Nine Months of last year to $560,682 in the First Nine Months of this year, continuing a trend toward transactions with larger face amounts.  This, in conjunction with highly selective purchasing, resulted in a 20.1% increase in the net revenues derived.

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

We believe the increasing demand for our services results from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments.  Returns on life settlements are based on the inherent value in the face value of life insurance policies, which are purchased at a discount to face value and adjusted for projected future premiums and the projected holding period of the policy to maturity.  For this reason, life settlement returns are not correlated to traditional equity and debt markets and commodity investments.  We benefit from the investment community searching for non-correlated, asset-based investments.  Although we serve both domestic and international purchasers, during the First Nine Months of this year, domestic purchasers accounted for 98.8% of our revenues.  The ratio of domestic clients to international clients was relatively unchanged from last year.  We do not anticipate significant changes in the ratio between domestic and foreign business during the remainder of this fiscal year.

Another contributing factor has been a greater supply of financially attractive policies with high face value.  We believe there is a growing awareness of the secondary market for insurance policies among potential sellers, especially for those with higher face value policies.  This growing awareness has resulted in an expansion of the supply of eligible and financially attractive policies.  We believe much of our increased business is due to the greater supply of these policies, and we believe this trend will continue.

Brokerage and Referral Fees: Brokerage and referral fees increased 5.6% or $2,102,516 from $37,412,230 in the First Nine Months of last year to $39,514,746 in the First Nine Months of this year.  Brokerage and referral fees as a percentage of gross revenue declined from 48.4% in the First Nine Months of last year to 45.2% in the First Nine Months of this year.  In the First Nine Months of this year, broker referrals accounted for 99.1% of the total face value of policies transacted compared with 99.9% of the policies transacted in the First Nine Months of last year.  Due to an increase in the number of brokers in the market that are presenting policies to us, we have noted a reduction in the concentration of brokers that provide policies to us and a decrease in brokerage fees.  For the First Nine Months of this year, one broker accounted for more than 10% of the face value of all completed transactions and represented 15.8% of completed transactions.  Policies presented from four brokers having 10% or more of face value transacted constituted 55.7% of the total face value of all completed transactions during the First Nine Months of last year.

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

Many states now license life settlement brokerage activity, which may result in the capping of fees or greater disclosure of fees, either of which would tend to lower the fees.

Expenses: Operating and administrative expenses increased by 28.1% or $2,910,818 from $10,362,066 in the First Nine Months of last year to $13,272,884 in the First Nine Months of this year due primarily to increases in settlement costs, employee and executive bonuses due to increased profitability, hourly and salaried employee wages due to our higher number of employees, premium advances, investor relations, impairment of owned policies, state franchise taxes due to increased profitability and aircraft travel expenses.  A significant portion of the settlement costs was the result of a settlement with the State of Florida in the amount $770,000.

During the First Nine Months of this year and last year, we made premium advances of $1,734,760 and $1,366,964, respectively, and were reimbursed $456,875 and $305,883, respectively.  In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and reserved to pay future premiums.  When the premium reserve is exhausted, purchasers are contractually obligated to pay policy premiums.  In some instances, purchasers have failed to pay the premiums and we have advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  We record the premium advances as an expense at the time of the advance and treat reimbursements as a reduction in this expense.  We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.  Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

Other income and expense increased from $1,487,537 of income in the First Nine Months of last year to $1,703,466 of income in the First Nine Months of this year primarily due to gains from the Investment in Partnership converting to an Investment in Corporation at May 31, 2009, gains from maturities of owned policies, reduced by lower interest income.

Income Taxes: Income tax expense increased by $1,970,754 from $10,909,100 in the First Nine Months of last year to $12,879,854 in the First Nine Months of this year.  The increase was due primarily to a $5,338,220 increase in income before income taxes, taxed at 35%.

Contractual Obligations

The following table summarizes our outstanding lease commitments as of November 30, 2009:

	Payments Due By Year
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Lease commitments	$152,758	$61,751	$67,000	$24,007	$-
Total	$152,758	$61,751	$67,000	$24,007	$-

Liquidity and Capital Resources

Operating Activities: Net cash flows provided by operating activities for the First Nine Months of this year were $22,364,098.  The cash flows from operating activities resulted primarily from net income of $23,502,408; an increase in accounts payable of $1,104,203 that is related to commissions due on closings; and an increase in accrued liabilities of $815,711 due primarily to accrued bonuses; reduced by an increase in accounts receivable of $2,939,318 due to timing of closings at the end of the quarter.  Net cash flows provided by operating activities for the First Nine Months of last year were $24,260,187.  The cash flows from operating activities for last year resulted primarily from net income of $20,134,942 and a decrease in accounts receivable of $5,388,580 due primary to collection of premium loans; less an increase in accounts payable of $1,539,724.

Investing Activities: Net cash flow used in investing activities was $5,327,984 during the First Nine Months of this year.  This amount consists of $7,656,105 used for the purchase of policies for investment purposes, $354,741 for purchases of property and equipment and $348,522 invested in marketable securities less the $2,933,237 of certificate of deposit maturities and $101,147 in return of equity in the corporation investment.  In comparison, in the First Nine Months of last year, we used $10,967,984 for investing activities, of which $6,480,655 was for the purchase of policies for investment purposes, $1,941,258 for investments in certificates of deposit, $1,750,000 for an investment in a partnership (now a corporation), $460,053 for marketable securities and $336,018 for purchases of property and equipment.

Financing Activities: We used $10,288,849 of net cash in financing activities during the First Nine Months of this year.  The components of financing activities are $9,509,776 for dividends and $779,073 to retire our long term debt.  We used $3,447,452 of net cash in financing activities in the First Nine Months of last year.  We paid dividends of $2,370,977, purchased treasury stock for $699,051 and made payments of $377,424 on long-term debt.  Our treasury stock purchases follow the Board’s decision of January 15, 2008, to repurchase up to one million shares of our common stock when we believe market conditions warrant and we have adequate funds.  The authorized resolution is still in effect.  Since the authorization, we have repurchased 165,338 shares at a total cost of $1,635,064. We did not make any treasury stock purchases during the current First Nine Months.

Working Capital and Capital Availability: As of November 30, 2009, we had working capital of $23,231,075.  Although it is unlikely we would use it, we maintain a credit line to facilitate our short-term cash flow management and operating capital requirements.  The credit line is secured by cash and securities on deposit.  As of November 30, 2009, it carried an interest rate at Wall Street Journal Prime Rate of 3.25% and had a borrowing, and available, base of $2.9 million.  There was no outstanding balance as of November 30 or February 28, 2009.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the periods covered by this report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the First Nine Months of this year and last year, we incurred settlement expenses of $1,954,400 and $952,881, respectively, for the resolution of litigation or potential litigation.  In some instances, we have repurchased interests in policies to settle claims.  In these cases, only the excess (if any) of the settlement payment over the investment cost of the repurchased policy interest is charged to settlement expense.  The balance is recorded on our balance sheet as an asset under “Investments in policies,” and the cash expenditure is recorded on our cash flow statement under “Purchase of policies for investment purposes and capitalized premiums”.  For these types of settlements during the First Nine Months of this year, we recorded $7,656,106 for purchases of policies for investment purposes, the bulk of which related to the settlement of a proceeding with the Securities Commissioner for the State of Colorado.  See footnote 9, Investment in Policies, to the Consolidated Condensed Financial Statements.

On June 9, 2006, a putative class action case entitled Earl Parchia et al. v. Life Partners, Inc., Cause No. 2006-2258-4, was filed against us in the 170th District Court of McLennan County, Texas.  This action alleged breach of contract in connection with advising purchasers of premiums that come due on policies in which the escrow for premiums has been exhausted.  The class was never certified and, on October 16, 2009, Plaintiff amended his complaint withdrawing all claims of a class action.  On December 8, 2009, Plaintiff withdrew his complaint and the matter was resolved without incurring any settlement expense.

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

Date:    January 11, 2010

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

By: /s/ David M. Martin
David M. Martin
Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certifications	30-31

32.1	Section 1350 Certification	32