Form 10-K
period 2010-02-28
LIFE PARTNERS HOLDINGS INC
filed 2010-05-12
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”)
For the fiscal year ended:  February 28, 2010

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
Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 2009, was $124,733,911, based on the last reported sale price of $17.14 (adjusted for 2008 and 2009 splits) on that date on the NASDAQ Global Select Market.

Shares of Common Stock, $.01 par value, outstanding as of May 1, 2010: 14,859,016 (15,024,354 issued and outstanding less 165,338 treasury shares)

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

2010 Form 10-K Annual Report
Table of Contents

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-K for the fiscal year ended February 28, 2010 (“fiscal 2010”), concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-K, particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Item 1.  Business

Life Partners

General.  Life Partners Holdings, Inc. (“we” or “Life Partners”) is a specialty financial services company and the parent company of Life Partners, Inc. (“LPI”).  LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements”.  LPI facilitates the sale of life settlements between sellers and purchasers, but does not take possession or control of the policies.  The purchasers acquire the life insurance policies at a discount to their face value for investment purposes.

The Secondary Market for Life Insurance Policies.  LPI was incorporated in 1991 and has conducted business under the registered service mark “Life Partners” since 1992.  Our operating revenues are derived from fees for facilitating life settlement transactions.  Life settlement transactions involve the sale of an existing life insurance policy to another party.  By selling the policy, the policyholder receives an immediate cash payment to use as he or she wishes.  The purchaser takes an ownership interest in the policy at a discount to its face value and receives their ownership interest in the death benefit under the policy when the insured dies.

We are a specialty financial services company, providing purchasing services for life settlements to our client base.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 107,000 purchaser transactions involving over 6,200 policies totaling over $2.3 billion in face value.  We believe our experience, infrastructure and intellectual capital provide us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

We act as a purchasing agent for life settlement purchasers.  In performing these services, we identify, qualify and purchase policies on behalf of our clients that match their buying parameters and return expectations.  Because we are obliged to work within these parameters, we must make offers that are competitive from the seller’s point of view, but still fit within the buying parameters of our clients.  This success-based compensation formula ensures that we bring value to both parties to the transaction and that both purchaser and seller are satisfied.  We locate potential policy owners through a network of life settlement brokers and, to a lesser extent, through insurance, financial and estate planning professionals, through personal referrals and through Internet and print media advertising.  Brokers are typically compensated based on a percentage of the face value of the policy sold and this amount is negotiated between the policyholder and the broker.  This compensation is paid upon the closing of a settlement.  Estate planning professionals and financial planners typically operate on a fee-for-service basis, which is paid directly by their client.  We have long-term relationships with many of the country’s life settlement brokers and, for those that we transact business with, believe that these brokers adhere to applicable regulatory requirements when conducting their business.  Broker referrals accounted for 99% of our total business as measured by policy face value in each of fiscal 2010, 2009 and 2008.  In fiscal 2010, only one broker made referrals whose policy face values represented over 10% of our total business.  Referrals from this broker accounted for 15% of our total business.  In fiscal 2009, we had three brokers with 10% or more of our total business and they accounted for 44% of our total business.  In fiscal 2008, we had three brokers with 10% or more of our total business and they accounted for 69% of our total business.  We are encountering more brokers in the market and believe that greater competition among brokers has reduced our supply concentration risk.

We categorize our purchasers of life settlements as either institutional or retail.  Institutional purchasers are typically investment funds designed to acquire and hold life settlements.  From the beginning of fiscal 2008, we have acted as the purchasing agent for one institutional fund, in which we have a $6.5 million investment as of February 28, 2010.  The institutional fund has acquired policies through us having a face value of $278 million.  The institutional fund accounted for 1%, 8% and 7% of our total revenues in fiscal 2010, 2009 and 2008, respectively.

We have pursued the sponsorship of two funds ourselves.  In fiscal 2008, we initiated a fund to raise from $20 million to $100 million to acquire policies, but were not successful in obtaining sufficient subscriptions to close the fund.  The fund was structured as a limited partnership and we offered the interests ourselves and through placing brokers in a private placement.  In fiscal 2010, we initiated a second fund to raise $10 million.  This fund is also structured as a limited partnership, and we are offering the interests ourselves and through placing brokers to a small number of qualified investor in a private placement.  The fund has not closed and we cannot ensure that we will raise the required capital.  We have pursued the sponsorship of funds believing that these funds will expand our retail efforts by affording purchasers an alternative to the current retail model in which purchasers acquire direct interests in policies.  We believe that securities brokers are accustomed to seeing investment products in a fund structure and their familiarity with funds structures may increase broker interest.  We also believe the fund structure will aid market penetration by enabling us to sell in states that treat life settlement transactions as securities, which limits or blocks our ability to sell in those states.

The majority of our clients are high net worth individuals, which we refer to as retail purchasers.  Our retail purchasers generally come to us through a network of financial planners, whom we call licensees.  We developed this network through referrals and have long-standing relationships with most of these financial planners.  Although the financial planners can be compensated through fee-based consultations paid by the purchaser, we compensate most of the financial planners based on the amount invested.  The compensation of financial planners is paid in cash upon the closing date of the transaction.

To purchase a life settlement, a prospective retail purchaser typically submits a purchaser application containing personal information such as the purchaser’s name and address as well as affirmative representations establishing the purchaser as financially sophisticated.  A purchaser will also submit an agency agreement and special power of attorney, which appoints us as a limited agent of the purchaser to act on his or her behalf in purchasing a life settlement.  Unless specifically waived by a purchaser, the agency agreement limits our authority to policies issued by an insurance carrier having an A.M. Best Company rating of B+ or better and to policies beyond their contestable period (generally two years or older).  For most of the policies that we broker on behalf of our clients, the insureds have a life expectancy of between 48 months and 60 months, although we can identify policies with longer life expectancies or other purchasing parameters if requested by our clients.  As we identify and qualify policies, we distribute insurance and current medical status information on these policies (with the insured’s name and other identifying information redacted) throughout our financial planner network.  We also make available to each purchaser, through their financial planner, standard disclosures discussing the nature and risks of making a life settlement purchase.  Purchasers can then, in consultation with their financial planner or other professionals, select one or more policies, specify the portion of the policy or policies to be purchased and submit a reservation electronically.  To diversify their positions, retail purchasers generally buy fractional interests in one or more policies and not an entire policy, while institutional purchasers tend to purchase entire policies.  Prior to reserving an interest, purchasers mail or wire funds for acquisition of the policies to an escrow agent and mail or electronically deliver a policy funding agreement to us.  The policy funding agreement identifies the policy or policies to be purchased, the acquisition price, the administrative services provided, and the escrow arrangements for receipt and disbursement of funds.

For the protection of the seller’s ownership interest and the purchaser’s monetary interest, all transactions are closed through an outside escrow agent.  The escrow agent will close a purchase when it receives from each purchaser executed policy funding agreements and the acquisition price for a policy, verifies that the policy is in full force and effect and that no security interest has attached to the policy, and receives a transfer of policy ownership form acknowledged by the insurance company.  The escrow agent then pays the seller the offer price (net of fees and costs).  We send confirmation of the transaction to the purchaser as well as a copy of the assignment documents.

After closing the transaction, we generally hold title to the policy as nominee for the purchaser.  Responsibility for policy premium costs passes to the purchaser, who typically funds the premium costs from the deposits with the escrow agent.  We strictly maintain the confidentiality of an insured’s personal information in accordance with regulations promulgated by the Texas Department of Insurance and other applicable state laws.  A purchaser will receive evidence of the transfer of ownership of the policy (which identifies the insured), but will not receive contact information for the insured, which is available only to licensed life settlement companies like us.  We perform certain ministerial functions, such as monitoring the insured’s health status and notifying the escrow agent upon the insured’s death.  We also notify purchasers in instances in which the premium escrow account has been exhausted so that the purchaser can replenish the account to keep the policy from lapsing.

Conflicts of Interest.  Our business model can pose conflicts of interest, which may arise when we purchase policies for our own account while purchasing policies for others.  Conflicts could arise between retail and institutional purchasers if we were to favor one over the other.  A financial incentive to favor one over the other could exist if the compensation that we earn is higher with one type of purchaser than the other or, in the case of institutional purchasers, if we have a financial interest in the institutional purchaser.  We have pursued the sponsorship of funds that would acquire policies.  If we were to close a sponsored fund, the fund would purchase interests in policies alongside with and on similar terms as our retail clients and would not have a conflict of interest.  However, it is possible that retail clients and funds might compete with institutional purchasers for policies and would pose conflicts of interest.

We believe that several factors mitigate the conflicts.  We work to ensure the neutral pricing of policies, that is, that policies are priced according to the value and risk presented.  If pricing is neutral, there is no financial reason for favoring one policy over another.  One factor in policy pricing is assessing life expectancy, which is determined in our model by an independent medical doctor.  Once we have the life expectancy, we apply a pricing formula to determine the purchase price.  Further, most sellers are represented by experienced brokers, who know the market for settlements.  Another factor that reduces the impact of conflicts is that policies are typically sold in pieces rather than in whole.  Thus, several purchasers participate side-by-side in a single policy, which diminishes the risk that one purchaser might be favored over another purchaser.  The methods by which purchasers select policies also reduce the potential for conflicts.  Retail purchasers choose the policies in which they wish to participate from the available policies posted on our website.  Institutional purchasers will typically set the parameters of policies that they wish to acquire.

We also avoid conflicts since we rarely compete against our retail or institutional purchasers in acquiring policies.  We purchased the bulk of the policies for our own account as part of settlement agreements or tertiary purchases, in which we acquired previously purchased policies because they were no longer suitable for the purchasers.  These were not opportunities offered to our retail or institutional purchasers and thus we were not competing with our purchasers.  In the fiscal years 2010, 2009 and 2008, we acquired 974 interests in policies for our own account, all but one of which was a part of a settlement or a tertiary purchase.  In the fiscal years 2010, 2009 and 2008, we also invested in one institutional fund, for which we served as a purchasing agent.  The fund has completed its acquisitions of policies and is no longer purchasing.  We supplied approximately 39% of the policies purchased by the fund, and its purchases from us were never more than 8% of our revenues in any one year.  Our compensation from the fund was less than the compensation we typically earned on retail purchases.

The Life Settlement Market and Competition.  Life settlements provide a secondary market for existing life insurance policies that the owner no longer needs or wants and that insure a person whose life expectancy can be reasonably estimated.  From the early 2000s through 2007, the market for life settlements grew substantially from both the demand and the supply sides of the transaction with an increase in the average face amount of policies presented for sale.  The larger amount of capital required to meet the higher acquisition costs of the average life settlement led us to seek relationships with institutional purchasers in addition to expanding our base of retail clients and increasing the minimum investment amount.  We have devoted substantial marketing and client development resources to attracting both individual and institutional purchasers, both directly and through their advisors.  The number of retail purchasers and the amount of their average investment has increased over the last three fiscal years, providing us with a significant market advantage by enabling us to reach the diversification goals of our clients as well as giving us greater flexibility in purchasing policies.  Institutional purchasers have played a less significant role in our business.  In the fiscal years 2010, 2009 and 2008, we had one institutional purchaser that accounted for 1%, 8%, and 7% of our revenues, respectively.  We believe that this market segment has potential, however, and continue to seek institutional opportunities.

In a 2009 report, the insurance research group, Conning & Co. (the “Conning report”), estimated that the life settlement industry completed $12 billion in face value of transactions in 2007 and $11.8 billion in 2008.  Based on our own research from other providers, publicly reported data and estimates based on historical data, we estimate the total amount of face value of transactions completed by the life settlement industry in 2009 was $7.3 billion.  The Conning report attributed the decline in market size from 2007 to 2008 to the disruption of the credit markets in 2008.  As noted in the Conning report, estimates of market size are only approximations, since precise market data is not available publicly.  We are the only publicly held company operating exclusively in this market.  Some competitors file publicly available transaction activity with state insurance commissions.  However, not every company may report its transactions and the accuracy of the information relies on the veracity of the filings made by each company.

Based on our estimate of a $7.3 billion market in 2009, our market share is approximately 7%.  Although the overall life settlement market contracted, which may be attributable to the distress of the credit markets, our business model does not use leverage and thus our market share grew from 6% in 2008 to 7% in 2009 as there was less competition for quality policies.  We believe the life settlement market is highly diversified among market participants.  We estimate that our largest industry competitor currently has about 19% of the total market share.  Excluding ourselves and this large competitor, the remaining 74% of the market is divided among approximately 30 other market participants, of which only five have between 5 and 10% each of the total market share.  Unlike some of our competitors, which rely on the credit markets and may have more restrictive purchasing parameters or a single provider of investment capital, our retail oriented model has a broad base of over 25,000 clients.  We believe this diversified model makes us more competitive in the market and provides us with greater funding flexibility.  We also believe that this model provides a stronger platform for our sustainable growth as a company.  Markets are segmented by length of life expectancy and policy face value.  The amount of competition in these markets varies according to the demand for such policies.

While we believe the life settlement market overall will remain flat or increase slightly during the next year, we believe our market share will continue to increase due to a number of factors.  First, market demand from our purchaser base remains strong for these transactions.  Unlike much of our competition, we are not adversely affected by any restraint on credit.  The continued general economic uncertainty has led many purchasers to seek alternative investment strategies that diversify their portfolios and avoid economically sensitive investments.  Life settlements provide diversification and produce returns that are not correlated to stock and bond market fluctuations, depressed real estate markets or the currently uncertain credit market.  We believe that interest from retail and institutional purchasers will grow throughout the next fiscal year.

A second contributing factor as to why we believe our share of the life settlement market may continue to increase is the solid supply of higher face value policies.  Because of increased education among financial professionals and advisors, there is a growing awareness among policy owners of the value that can be realized from life settlements.  The growing awareness has expanded the supply of eligible policies, especially policies with higher face values.  We believe much of our increased business over the last three years is due to the steady supply of higher face value policies, and we believe this trend will continue.  We intend to increase our market share by growing our client base and utilizing our substantial intellectual capital and infrastructure to provide superior value to both policyholders and our clients.  Among our core competencies is the ability to process and close transactions quickly and more efficiently than our competitors.  We believe our ability to deploy our assets into the market in this manner will enable us to continue to increase our market share.

Limited access to capital, the insurance industry’s addition of pre-death cash benefits, law enforcement pressure on companies operating illegally, and increasing government regulation have contributed to a stabilization in the number and sophistication of life settlement companies, both those purchasing for their own accounts and those, like us, who act as agents for our clients.  We estimate the number of life settlement companies that are consistently active in purchasing for their own account or as agents for purchasers has declined to seven.  We believe this reduction in the number of competitors results from the withdrawal of companies that relied heavily on leverage and a single or preferred client model in the face of tightened credit markets.  In contrast, our business model uses no leverage and is a multi-client model.  As credit markets tightened in 2008 and 2009, the number of companies remaining in the market allowed us to see more policies and to be more selective in the policies we chose.  As a result, we were able to realize higher revenues per settlement (policy) in each of fiscal 2008, 2009, and 2010.

Although we are one of the larger life settlement companies (based on face value of policies settled), competition within the life settlement market is active among the few companies in this sector and we will continue to experience competition for qualified policies to purchase.  This competition will have an effect on the prices we pay for policies, the amount of brokerage and referral fees we pay, and the prices we set for the acquisition of policies.  We believe the overall market for life settlements will increase as more seniors become aware of their option to liquidate an unwanted policy through a life settlement.  In light of our experience in the market and our estimates concerning competition and supply and demand for policies, we believe our total business volume for life settlements will increase in fiscal 2011.

The following table shows the number of life settlement contracts (policies) we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for our last three fiscal years:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Number of settlements (policies)	201	196	200
Face value of policies	$590,189,000	$693,715,000	$415,293,000
Average revenue per settlement	$562,171	$528,645	$363,046
Total net revenues derived (1)	$62,019,160	$54,420,577	$36,822,734

(1)  The revenues derived are exclusive of brokerage and referral fees.

Industry Regulation and Taxation

General.  When the life settlement market was first established, it was sparsely regulated.  Due in part to well-publicized abuses within the industry, the federal government and various states moved to regulate the market in the mid-1990s.  These regulations generally took two forms.  One sought to apply consumer protection-type regulations to the market.  This application was designed to protect policyholders and purchasers.  Another sought to apply securities regulations to the market, in an effort to protect purchasers.  Various states have also used their insurance regulations to guard against insurance fraud within the industry.

Consumer Protection Licensing.  The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (“NAIC”).  At least 40 states have now adopted some version of this model law or another form of regulation governing life settlement companies in some way.  These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insureds and sellers, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive.  Some of these laws fix minimum payment levels that a purchaser must pay a selling insured based on the insured’s life expectancy.  The minimum payment requirements generally apply when the insured is terminally ill or has a short life expectancy (42 months or less).  In our settlement transactions, we typically deal with policies having life expectancies of 48 months or longer and thus these requirements do not usually affect our settlement transactions.

Licensing.  Many states require the licensing of life settlement brokers and providers, mandate disclosures to sellers or purchasers or both, require periodic reporting requirements, and set forth prohibited business practices.  We are licensed as a viatical and life settlement company by the Texas Department of Insurance.  Under the Texas requirements, we must file our transaction documents with the state for approval, make certain disclosures to insureds and sellers, offer a 15-day right of rescission to the seller, file certain annual reports with the state, and abstain from unfair business practices.  Because all of our transactions are completed in Texas, the Department of Insurance has jurisdiction to investigate complaints from any insured or seller, regardless of the state in which that insured or seller lives.  Consequently, we believe Texas offers protection to all insureds or policyholders that we transact business with (including those living in states that have no licensing requirement).  However, other states have their own licensing requirements in order to purchase policies from policy owners in those states and we comply with those requirements as well.  In addition to Texas, we are licensed to engage in life settlement transactions with policy owners residing in the following states: Arkansas, Connecticut, Illinois, Maryland, Mississippi, Nevada, New Jersey, North Carolina, Oklahoma, Pennsylvania, Tennessee and Virginia.  We also have a license application pending in the state of New York.  Many other states have clearly identified exemptions from licensing requirements, which permit us to purchase from policy owners in those states according to those exemptions.  Information about us is available through the Texas Department of Insurance or on its website at:  https://apps.tdi.state.tx.us/pcci/pcci _show_profile.jsp?tdiNum=8967842&company Name=Life%20Partners,%20Inc.&sysTypeCode=PA.

Securities Regulations.  Some states and the Securities and Exchange Commission have attempted to treat life settlements as securities under federal or state securities laws.  We have structured our settlement transactions to reduce the risk that they would be treated as securities under state or Federal securities law, and the Federal Circuit Court for the District of Columbia has ruled that our settlement transactions are not securities under the Federal securities laws.  Many state securities laws have exceptions or registration exemptions that may enable our settlement transactions in those states.  Nonetheless, we have encountered claims from some states asserting that our transactions are securities under state law.  We have amicably settled these claims and have worked with regulators to establish clear guidelines for accepting clients from these states.

We believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry.  As a practical matter, the widespread application of securities laws would burden us and senior Americans attempting to sell their policies with little or no benefit to purchasers.  Each of our purchasers has represented themselves to be financially sophisticated, high net worth individuals or institutions, which have considerably less need for the protections afforded by the securities laws.  At this point, due to the manner in which we structure our settlements and the availability, in some instances, of exceptions and exemptions under securities laws, such laws have not limited our business model to a significant extent.  But we cannot give assurance that our business would not be materially and adversely impacted by securities-based regulation.

Insurance Regulation.  As a life settlement company, we facilitate the transfer of ownership in life insurance policies, but do not participate in the issuance of policies.  Further, we do not issue any type of contemporaneous agreement to purchase a policy at the time the policy is issued.  As such, we are not required to be licensed as an insurance company or insurance broker.  We do deal, however, with insurance companies and professionals in our business and are affected indirectly by the regulations covering them.  The insurance industry is highly regulated, and these regulations affect us in numerous ways.  We must understand the regulations as they apply to policy terms and provisions and the entitlement to, and collectability of, policy benefits.  We rely upon the protections against fraudulent conduct that these regulations offer, and we rely upon the licensing of companies and individuals with whom we do business.

Employees

As of February 28, 2010, we had 62 direct employees, none of whom are represented by a labor union, as well as 6,392 licensees who act as independent contractors and refer clients to us for the purchase of life settlements.  We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory.

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

Growth in the life settlement market may be affected by several factors

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

Our purchasers depend on our ability to predict life expectancies and set appropriate prices; if our investment returns are not competitive, we may lose purchasers

A purchaser’s investment return from a life settlement depends on three factors: the difference between the policy face amount and purchaser’s cost basis (consisting of the acquisition cost and premiums paid to maintain the policy), the length of the holding period, and the demise of the insured.  We price settlements based on the policy face amount, the anticipated life expectancy of an insured and policy maintenance costs.  Life expectancies are estimated generally from standard medical and actuarial data based on the historical experiences of similarly situated persons.  The data is based necessarily on averages involving mortality and morbidity statistics.  The outcome of a single settlement may vary significantly from the statistical average.  It is impossible to predict any one insured’s life expectancy exactly.  To mitigate the risk that an insured will outlive his or her predicted life expectancy, we price life settlements to yield competitive returns even if this life expectancy prediction is exceeded by several years.  In addition, life settlement purchasers must be able to bear a non-liquid investment for an indeterminate period.

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

To support our pricing systems, we use both in-house and outside specialists, including medical doctors and published actuarial data.  We cannot assure purchasers that, despite our experience in settlement pricing, we will not err by underestimating or overestimating average life expectancies or miscalculating reserve amounts for future premiums.  If we do so, we could lose purchasers or policy sellers, and those losses could have a material adverse effect on our business, financial condition, and results of operations.

Government regulation could negatively impact our business

We are licensed and regulated by the Texas Department of Insurance as a viatical and life settlement company and hold licenses as a life settlement provider in other states as well.  State laws requiring the licensing of life settlement providers govern many aspects of our conduct, operations, advertising and disclosures.  The laws may vary from state to state, however, and our activities and those of brokers with whom we do business can be affected by changes in these laws or different interpretations of these laws.  In addition, some states and the Securities and Exchange Commission treat certain life settlements as securities under state and federal securities laws.  We have legal precedent holding that our settlements are not securities under the Federal securities laws.  Possible exceptions or registration exemptions may be available to us under many state securities laws.  As a result, we do not believe that the application of state or Federal securities laws will have a material adverse effect on our operations.  Nonetheless, we have encountered claims from states that our transactions are securities under state law and subject to registration.  We have settled all of these claims amicably and with clear direction as to how we may accept clients from these states.  However, we cannot assure you that other securities regulators or private individuals will not attempt to apply the securities laws to our settlements or that defending such attempts would not have a material adverse effect on our business.  Further, changes in laws or governmental regulation could affect our brokers or clients, which could have a material adverse effect on our business.

Our Chairman and Chief Executive Officer beneficially owns 50% of our common stock and, as a result, can exercise significant influence over us

Under SEC regulations, Mr. Brian D. Pardo, our Chairman and Chief Executive Officer, is considered the beneficial owner of approximately 50% of our common stock, largely as the result of exercising voting power by proxy over shares held by The Pardo Family Trust.  He will be able to control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.  His voting control affects indirectly the process for nominating directors, since theoretically he could nominate and elect directors without board involvement.  This concentration of ownership may also have the effect of delaying or preventing a change in control of Life Partners, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Item 1B.  Unresolved Staff Comments

We have not received within 180 days before February 28, 2010, written comments from the Securities and Exchange Commission regarding our periodic or current reports under the Securities and Exchange Act of 1934, as amended, that remain unresolved.

Item 2.  Properties

Our corporate offices are located at 204 Woodhew Drive in Waco, Texas.  We own two buildings on adjacent lots at this location and our offices occupy both buildings, which together total 24,000 square feet.  One building was built in 1985 and the other in 1986.

Item 3.  Legal Proceedings

During the fiscal years ended February 28, 2010, 2009, and February 29, 2008, we incurred settlement expenses of $3,615,726, $1,382,140 and $173,954, respectively, for the resolution of litigation or potential litigation.  In fiscal 2010, the biggest settlements were for the Maxim and State of Texas cases discussed below.  We also settled a case in Florida for $770,000.  In some instances, we have repurchased interests in policies to settle claims.  In these cases, only the excess (if any) of the settlement payment over the investment cost of the repurchased policy interest is charged to settlement expense.  The balance is recorded on our balance sheet as an asset under “Investments in policies” and the cash expenditure is recorded on our cash flow statement under “Purchase of policies for investment purposes and capitalized premiums”.

On April 12, 2010, we entered into a settlement agreement with Maxim Group, LLC, an investment firm, to settle all claims in a civil action filed in 2007.  Under the settlement, we agreed to deliver to Maxim 56,230 shares of our common stock, which were held in treasury, and which were valued for settlement purposes at $1.25 million ($22.23 per share).  The fairness of this share delivery was affirmed by the court in a fairness hearing, which was conducted on April 13, 2010.  The court’s affirmation enabled the shares to qualify for exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.  The cost of settlement was accrued in our consolidated financial statements as of February 28, 2010.  The settlement cost had no effect on our cash position as of February 28, 2010.  The delivered treasury shares will be shown as issued and outstanding in the fiscal quarter ending May 31, 2010.

On April 24, 2001, the state of Texas initiated a suit against LPI for alleged violations of the Texas Deceptive Trade Practices Act (“DTPA”).  The State claimed that the contracts LPI used with purchasers before 1998 did not clearly state that the purchasers were responsible for paying premiums to keep life insurance policies purchased in force and that LPI had violated the DTPA by requesting premiums from purchasers.  LPI contended that the purchasers of the policy interests were responsible to pay premiums, as they were the owners of the policies.  The trial court issued a summary judgment in favor of LPI, which was appealed by the State.  After a lengthy appeals process, the matter was remanded back to the trial court and the LPI and the State agreed to settle the matter by entering into an Assurance of Voluntary Compliance (“AVC”) agreement, which was filed with the court on April 1, 2010.  Under the AVC, both parties stipulate that the action relates only to certain contracts used with Texas purchasers before 1998.  The AVC further stipulates that the Attorney General did not allege that LPI miscalculated escrow accounts or that it committed any crime, fraud, misappropriation or malfeasance regarding escrow accounts.  Under the terms of the AVC, LPI agrees not to request any further premium payments from the Texas purchasers identified in the AVC, to pay future premiums on their behalf, estimated at $32,162 annually, and to pay settlement costs totaling $300,000.  By entering into the AVC, both parties agree to release and discharge each other from any and all claims for damages or other relief arising out of the action and we consider this matter to be completely resolved and settled.

On May 6, 2010, we settled an administrative case with the Virginia State Corporation Commission, which provides for a “safe harbor” of procedures and disclosures that will permit us to accept Virginia residents as purchasers within a clearly defined regulatory structure.  The estimated cost of this settlement of $170,000 was accrued in our consolidated financial statements as of February 28, 2010.

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

PART II

Item 5.  Market for Our Common Stock, Related Shareholder Matters and Our Purchases of Our Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol LPHI.  On April 30, 2010, there were approximately 93 shareholders of record of our Common Stock.  Most of our common stock is held beneficially in “street name” through various securities brokers, dealers and registered clearing agencies.  We believe that there are approximately 8,920 beneficial owners of shares of our common stock who hold in street name.

The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years (adjusted for February 6, 2009 stock split):

	High	Low	Cash Dividends
Year Ended 2/28/09
First Quarter	$17.56	$9.66	$.0700
Second Quarter	$23.33	$14.69	$.0700
Third Quarter	$33.81	$17.06	$.0800
Fourth Quarter	$36.06	$14.89	$.0700
Year Ended 2/28/10
First Quarter	$20.33	$13.92	$.3200
Second Quarter	$21.77	$13.61	$.2500
Third Quarter	$19.50	$15.65	$.2500
Fourth Quarter	$22.58	$18.59	$.2500

On May 3, 2010, the last reported sale price of our common stock on The Nasdaq Global Select Market was $23.39 per share.  Our total share volume for April 2010 was 2,398,200 shares compared to 3,968,900 shares for the same period last year.

Dividends

We paid common stock dividends of $1.07 per share in fiscal 2010 and $0.29 per share in fiscal 2009.  The dividend declared by the Board of Directors has been at least $0.05 per share in each quarter since March 1, 2005.

Performance Graph

The line graph below compares the cumulative total shareholder return on our Common Stock for the last five fiscal years with cumulative total return on the Russell MicroCap Index and the Nasdaq Financial Index.  This graph assumes a $100 investment in each of Life Partners Holdings, Inc., the Russell Microcap Index and the Nasdaq Financial Index at the close of trading on February 28, 2005, and also assumes the reinvestment of all dividends.  The points represent fiscal year-end levels based on the last trading day in each fiscal year.  Return information is historical and not necessarily indicative of future performance.

	As of February 28/29,
	2005	2006	2007	2008	2009	2010
Life Partners	$100	$101	$184	$347	$497	$635
Russell Microcap Index	$100	$116	$124	$101	$53	$89
Nasdaq Financial Index	$100	$121	$128	$108	$60	$86

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

Recent Sales of Unregistered Securities

In April 2007, we issued 78,125 shares upon exercise of a stock option at $3.84 per share ($300,000 total).  The shares were issued to a single individual in reliance on the exemption afforded by Section 4(2) under the Securities Act and under a similar private offering exemption under the applicable state securities laws.

Securities Authorized for Issuance under Equity Compensation Plans

We have no outstanding options or shares subject to options or other purchase rights authorized, but not outstanding.

Our Purchases of Our Equity Securities

We made no purchases of our equity securities during our fiscal year ended February 28, 2010.

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
	Year Ended February 28/29, (millions, except per share information)
	2010	2009	2008	2007	2006
Operating Results
Revenues	$113.0	$103.6	$72.6	$29.8	$20.1
Income from Operations	$47.4	$40.5	$27.3	$4.1	$1.2
Pre-tax Income	$47.7	$42.2	$28.8	$4.9	$2.2
Net Income	$29.4	$27.2	$18.8	$3.4	$1.1

	Year Ended February 28/29, (millions, except per share information)
	2010	2009	2008	2007	2006
Balance Sheet Data at Fiscal Year End
Current Assets	$37.9	$29.2	$20.9	$8.7	$4.3
Current Liabilities	$12.3	$7.6	$8.0	$8.5	$6.0
Working Capital	$25.6	$21.6	$12.9	$.2	$(1.7)
Total Assets	$72.7	$52.4	$31.9	$16.6	$12.0
Total Liabilities	$12.9	$8.4	$9.1	$8.9	$6.8
Shareholders’ Equity	$59.8	$44.0	$22.8	$7.7	$5.2
Return on Assets	47.0%	64.5%	77.4%	23.5%	10.3%
Return on Equity	56.7%	81.3%	123.1%	51.9%	19.9%
Per Share Data(1)
Earnings Per Share	$1.98	$1.83	$1.25	$0.23	$0.08
Dividends Per Share	$1.07	$0.29	$0.25	$0.21	$0.20
Financial Ratios
Current Ratio	3.1 : 1	3.8 : 1	2.6 : 1	1.0 : 1	0.7 : 1
Quick Ratio	3.1 : 1	3.8 : 1	2.6 : 1	1.0 : 1	0.7 : 1

(1) Earnings per share data is restated for the fiscal 2008 and 2009 stock splits.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  See Special Note Regarding Forward-Looking Statements for additional factors relating to such statements.

We provide the following discussion to assist in understanding our financial position as of February 28, 2010, and results of operations for the years ended February 28, 2010, 2009, and February 29, 2008.  As you read this discussion, refer to our Consolidated Financial Statements and Notes thereto.  We analyze and explain the differences between periods in the material line items of these statements.

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations are based on our Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America.  To guide our preparation, we follow accounting policies, some of which represent critical accounting policies as defined by the SEC.  The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent liabilities, and the reported amounts of income and expenses during the reporting period that management considers to be critical accounting estimates.  The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, knowledge of the accounts and other factors that are believed to be reasonable.  Because of the nature of the judgments and assumptions made by management, actual results may differ materially from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and the results of our operations.  Areas affected by our estimates and assumptions are identified below.

We recognize income at the time a settlement closes and the purchaser has obligated itself to make the purchase.  We defer $100 per life settlement to cover minor monitoring services provided subsequent to the settlement date.  We amortize this deferred cost over the anticipated life expectancy of the insureds.

We sometimes make short-term advances to facilitate a life settlement transaction.  These amounts are included in “Accounts receivable – trade”, and are collected as the life settlement transactions close.  All amounts are considered collectible as we are repaid the advance before any of the other parties involved in the transaction receive funds.

We follow the guidance contained in ASC 325-30, Investments in Insurance Contracts, to account for our investments in life settlement contracts.  ASC 325-30 states that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is made on an instrument-by instrument basis and is irrevocable.  Under the investment method, a purchaser recognizes the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are capitalized.  Under the fair value method, a purchaser recognizes the initial investment at the purchase price.  In subsequent periods, the purchaser re-measures the investment at fair value in its entirety at each reporting period and recognizes changes in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We elected to value our investments in life settlement contracts using the investment method.  As of February 28, 2010, our investments in life settlements held for our own account were carried at $16,460,353.

We establish litigation and policy analysis loss accruals based on our best estimates as to the ultimate outcome of contingent liabilities.  This loss analysis is necessary to properly match current expenses to currently recognized revenues and to recognize that there is a certain amount of liability associated with litigation and policy losses.  Through these accruals, we recognize the estimated cost to settle pending litigation as an expense.  These estimates are reviewed on a quarterly basis and adjusted to management’s best estimate of the anticipated liability on a case-by-case basis.  A high degree of judgment is required in determining these estimated accrual amounts since the outcomes are affected by numerous factors, many of which are beyond our control.  As a result, there is a risk that the estimates of future litigation and policy analysis loss costs could differ from our currently estimated amounts.  Any difference between estimates and actual final outcomes could have a material impact on our financial statements.

We must make estimates of the collectability of accounts and notes receivable and premium advances.  The accounts associated with these areas are critical to recognizing the correct amount of revenue and expenses in the proper period.  Within the last quarter of fiscal 2010, issues have been resolved which have enabled us to better estimate the collectability of premium advances.  The agreement with the State of Texas allowed us to specifically identify a class of investors for whom we made premium advances, and which, under the terms of the agreement, will be uncollectible.  Our historical success of collecting premium advances has enabled us to build a body of evidence by which we can demonstrate full collectability of the remaining balance of advanced premiums.

We review the carrying value of our property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during fiscal years 2010, 2009 and 2008.

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

New Accounting Pronouncements

Recent accounting pronouncements have been issued including ASC 320, 810, 815, 820, 825, 855, 958-320 and ASC 946-10-15-2 (ASU 2009-12).  For a discussion of these pronouncements, refer to Footnote 3 of our Consolidated Financial Statements.

Life Partners

We are the world’s oldest and only publicly traded company operating exclusively in the life settlement industry.  Our revenues are primarily derived from fees associated with facilitating life settlement transactions.

Comparison of Years Ended February 28, 2010, 2009, and February 29, 2008

We had net income of $29,426,278 for the year ended February 28, 2010 (“fiscal 2010”), compared to net income of $27,159,116 for the year ended February 28, 2009 (“fiscal 2009”), and $18,756,271 for the year ended February 29, 2008 (“fiscal 2008”).  The 8.3% increase in net income in fiscal 2010 is attributable primarily to a 9.1% increase in revenues and our ability to increase our operating margins by remaining highly selective in our purchasing strategies, resulting in a 14.0% increase in revenues net of brokerage and licensee fees.  The increase in revenues, net of brokerage fees, together with the large decrease in the allowance account for premium advances, resulted in an increase in income from operations of 17.1%.  The 44.8% increase in net income in fiscal 2009 was attributable to a 42.7% increase in revenues and a 47.8% increase in revenues net of brokerage and licensee fees.  The large increase in revenues, net of brokerage fees, resulted in an increase in income from operations of 48.6%.  Legal and professional costs were $1,311,637, $1,839,782 and $1,660,176 in fiscal 2010, 2009 and 2008, respectively, and after executive and employee bonuses and payroll, comprised the largest single general and administrative expense.  The legal and professional costs were attributable primarily to legal costs associated with the administrative case by the state of Virginia, our audit and tax preparation fees, our SEC filings, the lawsuit with the state of Texas, defending ourselves in the arbitration against a former investment banking firm, and other legal matters as they arise.  See Item 3, Legal Proceedings.

Revenues – Revenues increased by $9,381,843, or 9.1%, from $103,614,440 in fiscal 2009 to $112,996,283 in fiscal 2010.  This increase was due primarily to the increased number of settlements, from 196 in fiscal 2009 to 201 in fiscal 2010.  There was also a 6.3% increase in the average revenue per settlement, increasing from $528,645 in fiscal 2009 to $562,171 in fiscal 2010, as we continued our trend of brokering larger face value policies at higher margins.  Our revenues increased at a slower rate than in previous years as institutional sales declined, leaving retail sales as our primary source of revenue.  Revenues increased $31,005,185, or 42.7%, from $72,609,255 in fiscal 2008 to $103,614,440 in fiscal 2009.  While the number of settlements we transacted in fiscal 2009 decreased by 2.0% from fiscal 2008, from 200 to 196, our average revenue per settlement increased 45.6%, from $363,046 in fiscal 2008 to $528,645 in fiscal 2009.  The increase in revenue per settlement resulted from brokering larger face value policies.

During the periods, despite the global economic recession, demand for our services remained strong and the number of policies presented to us and meeting our purchasing qualifications remained constant.  We continue to see a supply of policies with higher face values that meet our purchasing parameters and we anticipate this supply trend to continue for the foreseeable future.  Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base.  In contrast, we employ a broad based, multi-client business model and our purchaser base is much broader.  While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon any single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term.  We believe this business model will permit us to achieve sustainable growth for the foreseeable future, without the risks associated with a single or limited number of clients.

We believe the increasing demand for our services results from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments.  Returns on life settlements are linked to the lives of the insureds.  As such, settlements function independently from, and are not correlated to, traditional equity and debt markets and commodity investments.  We benefit from the investment community searching for returns higher than what is currently available in the traditional marketplace.  Although we serve both domestic and foreign purchasers, domestic purchasers accounted for approximately 99% of our business in fiscal 2010.  In fiscal years 2009 and 2008, the ratio was approximately 80% domestic and 20% foreign.  This decline is due to a large foreign institution reducing its purchases of life settlements.

Another contributing factor has been the greater supply of higher face value policies.  We believe there is a growing awareness of the secondary market for insurance policies among potential sellers, especially for those with higher face value policies.  This growing awareness has resulted in an expansion of the supply of eligible policies, in particular higher face value policies.  We believe much of our increased business is due to the greater supply of higher face value policies, and we believe this trend will continue.

Brokerage and Referral Fees – Brokerage and referral fees increased 3.6%, or $1,783,260, from $49,193,863 in fiscal 2009 to $50,977,123 in fiscal 2010.  Brokerage and referral fees increased 37.5%, or $13,407,342, from $35,786,521 in fiscal 2008 to $49,193,863 in fiscal 2009.  Brokerage and referral fees constituted 45.1% of revenues in fiscal 2010 compared to 47.5% in fiscal 2009 and 49.3% in fiscal 2008.  Due to an increase in the number of brokers in the market that are presenting policies to us, we have noted a substantial reduction in the concentration of brokers that provide policies.  In fiscal 2010, 2009 and 2008, broker referrals accounted for 99% of the total face value of policies transacted.  Policies presented from one broker represented more than 10% of all completed transactions in fiscal 2010, at 15%.  In fiscal 2009, policies presented from three brokers who each represented more than 10% of all completed transactions totaled 44% of the total face value.  In fiscal 2008, policies presented from three brokers who each represented more than 10% of all completed transactions totaled 69% of the total face value.

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

Many states now license life settlement brokerage activity, which may result in the capping of fees or the increased disclosure of fees, either of which would tend to lower the fees.

Operating Expense – General and administrative expenses increased by 15.1%, or $1,620,401, from $10,747,398 in fiscal 2009 to $12,367,799 in fiscal 2010.  General and administrative expenses increased 32.8%, or $2,656,577, from $8,090,821 in fiscal 2008 to $10,747,398 in fiscal 2009.  Premium advances in fiscal 2010 were a negative $1,715,265 as the allowance account for premium advances was reduced.  Premium advances, net of reimbursements, were $1,444,476 and $978,767 in fiscal years 2009 and 2008, respectively.  Executive and employee bonuses increased $865,815 from $2,287,955 in fiscal 2009 to $3,153,770 in fiscal 2010.  Executive and employee bonuses increased $966,715 from $1,321,240 in fiscal 2008 to $2,287,955 in fiscal 2009.  Increased payments in both years are a direct result of our increased profitability, which is linked to executive compensation plans and bonuses given to all employees.

Also included in fiscal 2010 general and administrative expenses are legal and professional expenses of $1,311,637 primarily associated with legal actions with the states of Colorado, Virginia, Florida and Texas, and in defending ourselves in the M. Smith and Maxim cases.  This compares favorably with legal and professional expenses $1,839,782 in fiscal 2009 and $1,660,176 in fiscal 2008.  We have settled all material actions and believe our legal and professional expenses will further decline in fiscal 2011.  See Item 3, Legal Proceedings.

For various legal actions or claims in which we believe we might incur liability, we paid non-recurring settlement expenses of $3,615,726 in fiscal 2010 compared to $1,382,140 in fiscal 2009 and $173,954 in fiscal 2008.  A significant portion of the settlement expense was the result of settlements with Maxim for $1,250,000 of treasury stock and the state of Florida for $770,000.

We make advances on policy premiums to maintain certain policies.  In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.

We must make estimates of the collectability of these premium advances.  We recorded an allowance against the premium advances at the time of the advance and treated reimbursements as a reduction of the allowance.  Until fiscal 2010, due to the uncertainty of the outcome of a relevant court case, we were unable to estimate the amount of any future advances we may elect to make or the timing of the amount of reimbursements we were likely to receive.  Within fiscal 2010, issues were resolved which enabled us to better estimate the collectability of premium advances.  The agreement with the State of Texas allowed us to specifically identify a class of investors for whom we made premium advances, and which, under the terms of the agreement, will be uncollectible.  Our historical success of collecting premium advances has enabled us to build a body of evidence by which we can demonstrate full collectability of the remaining balance of advanced premiums.  To date, we have ultimately been fully reimbursed when we have made an advance and the policy has matured.  As a result, we eliminated $6.4 million of the allowance on the advanced premiums account in the fourth quarter of fiscal 2010.

During fiscal 2010, 2009 and 2008, we made premium advances of $2,518,316, $1,916,693 and $1,195,018, respectively, and were reimbursed $683,669, $472,217 and $216,251, respectively.  The advances less the reimbursements for periods before fiscal 2010 are included as a net expense within operating expenses.

Interest Income and Expense – Net interest income and expense increased from $1,493,696 in fiscal 2008 to $1,743,108 in fiscal 2009 and decreased to $1,446,476 in fiscal 2010.  The increase in interest income in fiscal 2009 corresponded to higher investment balances, as well as maturities on owned policies.  The decrease in net interest income in 2010 was a result of lower market interest rates on investments.  There were several maturities on policies, gains and distributions from our investment in the life settlements trust in fiscal 2010.  The gain from our investment in fiscal 2010 was $648,969.  Interest expense declined from $162,508 in fiscal 2008 to $61,182 in fiscal 2009 to $46,988 in fiscal 2010.  Interest expense related primarily to the long-term debt financing on our property, which was retired on April 28, 2009.

Realized Loss on Investments – We realized a loss of $1,823,364 on investment securities in fiscal 2010, compared to none in fiscal 2009 and $39,523 in fiscal 2008.  The tax effect for the year ended February 28, 2010, was calculated assuming that the long-term capital loss deduction for tax purposes would be reduced by any long-term capital gains we are able to net against by carrying back or carrying forward the loss to past and future tax returns.  As of February 28, 2010, we have no certain future capital gains; therefore, the net tax effect for the year ended February 28, 2010, is only what we will be able to carry back, or $26,879.  The loss in fiscal 2010 was a result of our conclusion that the unrealized loss in fair value of our investment securities was no longer temporary.  The decline in fair value of securities in previous periods was not recognized for financial reporting purposes, as the loss was considered temporary in nature.  The unrealized loss in previous periods was included in Other Comprehensive Loss within the equity section of the balance sheet.

Income Taxes – Income tax expense increased by $3,256,115, or 21.7%, from $15,027,538 in fiscal 2009 to $18,283,653 in fiscal 2010.  Income tax expense in fiscal 2010 increased significantly due to increased pre-tax earnings, taxed at 35%, and the accrual of $831,233 of Texas Margin Tax; $402,104 for an estimated assessment due to non-deductibility of certain payments in past and current periods, included in our calculation of the Texas Margin, and $429,129 for the current year ended February 28, 2010, due in May of 2011.  Income tax expense was also affected by the impact of establishing a $611,298 allowance within the deferred income tax asset account.  This allowance was established to recognize the uncertainty of netting future capital gains against a current capital loss.  Income tax expense increased $4,996,677, or 49.8%, from $10,030,861 in fiscal 2008 to $15,027,538 in fiscal 2009.  Increased income tax in fiscal 2009 is a direct result of the increase in pre-tax earnings.

Liquidity and Capital Resources

Operating Activities – Net cash flows provided by operating activities declined by 3.1%, decreasing $905,323, from $28,445,291 in fiscal 2009 to $27,539,968 in fiscal 2010.  Net cash flows provided by operating activities increased by 135%, or $16,360,571, from $12,084,720 in fiscal 2008 to $28,445,291 in fiscal 2009.  Net cash flows provided by operating activities in all years resulted primarily from net income.  Fiscal 2010’s cash flow was decreased primarily by a decrease in the advanced premiums allowance account and an increase in accounts receivable, and increased primarily by an increase in accrued liabilities.  Fiscal 2009’s cash flow was increased primarily by a decrease in accounts receivable and decreased by a decline in accounts payable.  Fiscal 2008’s cash flow was decreased primarily by an increase in accounts receivable and increased by an increase in accounts payable.

Investing and Financing Activities – We used cash of $5,988,772 in investing activities in fiscal 2010 versus $15,878,496 in fiscal 2009 and $4,867,162 in fiscal 2008.  As our net income has increased and our financial condition has strengthened, we have used some of these earnings to purchase policy interests for our own account.  We purchased policies of $7,863,520 in fiscal 2010 compared to $8,013,324 in fiscal 2009 and $464,212 in fiscal 2008.  Of the policies purchased in fiscal 2010 and 2009, $6,441,625 and $6,318,665, respectively, represented policies that we acquired in connection with a settlement with the state of Colorado. The terms of the settlement afforded us the opportunity to purchase a large number of policy interests from existing clients on terms that provided value to us as well as our clients. We completed the purchase of these policies in our first quarter of fiscal 2010, which ended May 31, 2009.  We have continued to acquire policy interests on a discretionary basis as those opportunities are presented to us by existing clients and on terms that are agreeable to both parties.   We believe that we will profit from the investment in these policies when they mature.

In fiscal 2010, we invested $1,227,484 in a life settlements trust, which acquired life settlement interests.  Our investment followed an earlier investment of $5,000,000 in the life settlements trust in fiscal 2009.  In addition to investing, we acted as a non-exclusive purchasing agent for the trust and its predecessor partnership.  The trust is no longer acquiring life settlements and we do not anticipate further investments.  The trust owns a portfolio of life insurance settlements with an initial face value of $706 million, which we anticipate will mature over the next few years.  The trust has experienced some maturities during the course of fiscal 2010 and we have been paid from these maturities. Cash proceeds from the maturities were $420,743.

In fiscal 2010, we made purchases of property and equipment of $382,567, while in fiscal 2009 we made purchases of $413,734, and in fiscal 2008 purchases of $2,380,558.  The purchases of property and equipment in 2008 were primarily the purchase of land and building adjacent to our corporate headquarters and an airplane, which was also sold in fiscal 2008.  Investments in certificates of deposit were zero in fiscal 2010, $1,948,651 in fiscal 2009 and $1,084,952 in fiscal 2008.  Maturities of certificates of deposit were $2,933,069 in fiscal 2010, while it was zero in both fiscal years 2009 and 2008.  Investment purchases in marketable securities were zero in 2010, $502,787 in fiscal 2009 and $1,727,440 in fiscal 2008.

We used $14,003,685 in financing activities in fiscal 2010 versus $4,418,125 in fiscal 2009 and $3,626,032 in fiscal 2008.  We paid dividends of $13,224,612 in fiscal 2010, $3,331,675 in fiscal 2009 and $2,445,218 in fiscal 2008.  We paid off our long-term debt in fiscal 2010 at a cost of $779,073.  Payments on the line of credit and long-term debt in fiscal 2009 and 2008 were $2,387,399 and $3,206,168, respectively.  We received proceeds from loans of zero in fiscal 2010, $2,000,000 in fiscal 2009 and $2,289,226 in fiscal 2008.  We made no treasury share purchases in fiscal 2010.  We purchased shares on the open market (treasury shares) for $699,051 in fiscal 2009 and $563,872 in fiscal 2008.

Working Capital and Capital Availability – As of February 28, 2010, we had working capital of $25,529,667.  Our cash during fiscal 2010 increased by $7,547,511 compared with an increase of $8,148,670 in fiscal 2009 and an increase of $3,591,526 in fiscal 2008.  In the event we required credit to facilitate our short-term cash flow management and operating capital requirements, we maintained two credit lines.  One credit line was secured by cash and securities on deposit.  As of February 28, 2010, it carried an interest rate at the Wall Street Journal Prime Rate of 3.25% and had a borrowing base of $2.9 million.  There was no outstanding balance on this line of credit as of February 28, 2010 and 2009.  This line of credit was discontinued in March 2010.  The other line of credit was secured by a certificate of deposit.  This line of credit carried an interest rate of 5.55% and had a borrowing base of $1 million.  There was no outstanding balance on this line as of February 28, 2010 or 2009.  This line was no longer available when the collateralized certificate of deposit matured in fiscal 2010.

We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs in both the long and short-term.  In addition, we continue to explore the formation of life settlement investment funds, whether sponsored externally or internally, and other types of financing opportunities, which will provide more funds for life settlement transactions.  We pursue these opportunities believing that the funds will expand our retail efforts by affording purchasers an alternative to the current retail model in which purchasers acquire direct interests in policies.  We believe that securities brokers are accustomed to seeing investment products in a fund structure and their familiarity with fund structures may increase broker interest.  We also believe the fund structure will aid market penetration by enabling us to sell in states that treat life settlements as securities, which limits or blocks our ability to sell in those states.

Our financial strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and general and administrative expenses.  We believe that demand for life settlements will continue to grow during the next year as the prospects for economic conditions remain uncertain, as the popularity of non-correlated assets continues to grow, and as we gain competitive advantage in a growing market.  In addition to our traditional retail base, we have expanded our services to accommodate institutional purchasers.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of February 28, 2010 were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$137,319	$61,751	$55,055	$20,513	$-
Total obligations	$137,319	$61,751	$55,055	$20,513	$-

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8.  Financial Statements and Supplementary Data

Our audited Consolidated Financial Statements, together with the report of auditors and the notes to the Consolidated Financial Statements, are included in this Annual Report beginning on page 30.

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2010, 2009 and 2008.  This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein.  Certain amounts previously reported have been reclassified to conform to the current presentation.  These reclassifications had no net impact on the results of operations.

	Fiscal 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$27,443,604	$29,055,566	$30,967,256	$25,529,857
Income from Operations	$11,060,992	$11,222,809	$12,690,816	$12,463,233
Pre-tax Income	$11,763,199	$11,759,761	$13,155,123	$11,031,848
Net Income	$7,445,469	$7,625,015	$8,431,924	$5,923,870
Net Income Per Share	$0.50	$0.51	$0.57	$0.40
	Fiscal 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$24,438,146	$24,788,725	$28,103,930	$26,283,639
Income from Operations	$9,500,348	$9,588,093	$10,669,663	$10,749,567
Pre-tax Income	$9,867,631	$10,071,429	$11,306,583	$10,941,011
Net Income	$6,248,575	$6,603,491	$7,282,878	$7,024,172
Net Income Per Share	$0.42	$0.45	$0.48	$0.48
	Fiscal 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$17,578,976	$17,646,109	$19,298,726	$18,085,444
Income from Operations	$6,713,326	$6,157,526	$7,513,238	$6,869,823
Pre-tax Income	$7,047,449	$6,588,621	$7,983,069	$7,167,993
Net Income	$4,723,946	$4,341,111	$5,215,695	$4,475,519
Net Income Per Share	$0.31	$0.29	$0.35	$0.30

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We changed independent registered public accounting firms in fiscal 2010.  The decision to change auditors was not the result of any disagreements between us and the former auditor, Eide Bailly LLP, on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.  On March 2, 2010, we announced the engagement of Ernst & Young LLP, as our new independent registered public accounting firm.

There have been no disagreements with accountants on accounting and financial disclosures.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, with participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on our evaluation under the framework, our management concluded that our internal controls over financial reporting were effective as of February 28, 2010.

The effectiveness of our internal controls over financial reporting as of February 28, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system has been designed to provide reasonable, not absolute, assurance to our management and Board of Directors that the objectives of our control system with respect to the integrity, reliability and fair presentation of published financial statements are met.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of February 28, 2010.  In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework issued by COSO of the Treadway Commission.  Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was effective in achieving its objectives as of February 28, 2010.

For the year ended February 28, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of reported material weaknesses.  We took the following steps that addressed the issues associated with our material weaknesses over financial footnote disclosures, which involved implementing process-focused changes to improve the design and operation of the controls.

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

We implemented these changes during the quarter ended May 31, 2009.  Testing of our internal controls and review of our financial statements determined that the enhanced controls are operating effectively.  Internal controls other than the reporting areas reported as material weaknesses have not changed and are still in place and functioning effectively.

Subsequent to the evaluation and through the date of this filing of this report, other than the material weaknesses noted in the Form 10-K for the fiscal year ended February 28, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended February 28, 2010

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Life Partners Holdings, Inc.:

We have audited Life Partners Holdings, Inc.’s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Life Partners Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting under Item 9A of the Index. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Life Partners Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of February 28, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended of Life Partners Holdings, Inc. and subsidiaries and our report dated May 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
May 12, 2010

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements.  The Consolidated Financial Statements for the fiscal years ended February 28, 2010 and 2009, and February 29, 2008, are included in this Annual Report beginning on page 30.

Financial Statement Schedules.  All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

Exhibits.  The exhibit list and accompanying footnote disclosures in the Index to Exhibits immediately following the Notes to our Consolidated Financial Statements are incorporated herein by reference in response to the requirements of this part of the Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2010	Life Partners Holdings, Inc.

	By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian D. Pardo	President, Principal Executive	May 12, 2010
Brian D. Pardo	Officer, and Director

/s/ David M. Martin	Chief Financial Officer and	May 12, 2010
David M. Martin	Principal Financial and
Accounting Officer

/s/ R. Scott Peden	Secretary, Director	May 12, 2010
R. Scott Peden

/s/Tad Ballantyne	Director	May 12, 2010
Tad Ballantyne

/s/ Harold Rafuse	Director	May 12, 2010
Harold Rafuse

/s/ Fred Dewald	Director	May 12, 2010
Fred Dewald

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009, AND FEBRUARY 29, 2008

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Life Partners Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Life Partners Holdings, Inc. and subsidiaries as of February 28, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Partners Holdings, Inc. and subsidiaries at February 28, 2010, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Life Partners Holdings, Inc.’s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
May 12, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Life Partners Holdings, Inc.:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Life Partners Holdings, Inc. as of February 28, 2009, and the results of its operations and its cash flows for the year ended February 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Eide Bailly LLP

Oklahoma City, OK
May 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders Life Partners Holdings, Inc.

We have audited the accompanying consolidated statements of income, cash flows and shareholders’ equity of Life Partners Holdings, Inc. and subsidiaries for the year ended February 29, 2008. These consolidated financial statements are the responsibility of the Life Partners Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, cash flows and shareholders’ equity of Life Partners Holdings, Inc. and subsidiaries for the year ended February 29, 2008 in conformity with U.S. generally accepted accounting principles.

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

/s/ Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, Oklahoma
May 14, 2008

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2010 AND 2009

ASSETS

	Feb. 28, 2010	Feb. 28, 2009
CURRENT ASSETS:
Cash and cash equivalents	$22,808,728	$15,261,217
Certificates of deposit	100,534	3,033,603
Accounts receivable – trade	12,494,404	10,057,386
Accounts receivable – other	595,025	157,148
Note receivable	581,096	554,918
Income tax receivable	152,125	-
Deferred income taxes	745,788	-
Prepaid expenses	375,587	141,286

Total current assets	37,853,287	29,205,558

PROPERTY AND EQUIPMENT:
Land and building	2,274,895	2,131,285
Proprietary software	511,405	499,046
Furniture, fixtures and equipment	1,525,197	1,298,599
Transportation equipment	9,800	9,800
	4,321,297	3,938,730
Accumulated depreciation	(1,657,293)	(1,344,243)
	2,664,004	2,594,487
OTHER ASSETS:
Premium advances, net of allowance of $3,299,624 in 2010 and $5,416,621 in 2009	3,549,912	-
Investment in securities	4,529,169	2,704,063
Investment in policies	16,460,353	8,878,715
Investment in life settlements trust	6,456,155	4,935,875
Artifacts and other	834,700	831,700
Deferred income taxes	379,592	3,227,427
Total other assets	32,209,881	20,577,780
Total assets	$72,727,172	$52,377,825

See the accompanying summary of accounting policies and notes to the consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2010 AND 2009

LIABILITIES AND SHAREHOLDERS' EQUITY

	Feb. 28, 2010	Feb. 28, 2009
CURRENT LIABILITIES:
Accounts payable	$5,514,270	$5,068,961
Accrued liabilities	2,345,276	527,126
Dividends payable	3,719,341	1,043,316
Accrued settlement expense	503,783	462,341
Current portion of long-term debt	-	42,717
Deferred revenue	240,950	227,300
Income taxes payable	-	244,333
Total current liabilities	12,323,620	7,616,094

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	-	736,356
Income taxes payable	553,896	-

Total long-term liabilities	553,896	736,356

Total liabilities	12,877,516	8,352,450

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value; 18,750,000 shares authorized; 15,024,354 shares issued and outstanding	150,243	150,243
Additional paid-in capital	11,460,311	11,460,311
Retained earnings	49,874,166	36,348,525
Accumulated other comprehensive loss, net of taxes	-	(2,298,640)
Less: Treasury stock – 165,338 shares	(1,635,064)	(1,635,064)
Total shareholders’ equity	59,849,656	44,025,375
Total liabilities and shareholders’ equity	$72,727,172	$52,377,825

See the accompanying summary of accounting policies and notes to the consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009, AND FEBRUARY 29, 2008

	2010	2009	2008
REVENUES	$112,996,283	$103,614,440	$72,609,255
BROKERAGE FEES	50,977,123	49,193,863	35,786,521
REVENUES, NET OF BROKERAGE FEES	62,019,160	54,420,577	36,822,734
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	12,367,799	10,747,398	8,090,821
Premium advances, net	(1,715,265)	1,444,476	978,767
Settlement costs	3,615,726	1,382,140	173,954
Depreciation and amortization	313,050	338,892	325,279
	14,581,310	13,912,906	9,568,821
INCOME FROM OPERATIONS	47,437,850	40,507,671	27,253,913

Interest and other income	1,493,464	1,804,290	1,656,204
Interest expense	(46,988)	(61,182)	(162,508)
Gain/(loss) on investment in life settlements trust	648,969	(64,125)	-
Realized (loss)/gain on investments	(1,823,364)	-	39,523
	272,081	1,678,983	1,533,219
INCOME BEFORE INCOME TAXES	47,709,931	42,186,654	28,787,132
INCOME TAXES	18,283,653	15,027,538	10,030,861
NET INCOME	$29,426,278	$27,159,116	$18,756,271
EARNINGS:
Per share – Basic and Diluted	$1.98	$1.83	$1.25

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	14,859,016	14,866,167	14,993,434
Diluted	14,859,016	14,866,167	14,993,910
THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$29,426,278	$27,159,116	$18,756,271
Gain (loss) on investment securities, net of taxes	2,298,640	(1,535,812)	(729,902)
COMPREHENSIVE INCOME	$31,724,918	$25,623,304	$18,026,369

See the accompanying summary of accounting policies and notes to the consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009, AND FEBRUARY 29, 2008

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Note Receivable	Number of Treasury Shares	Treasury Stock	Total Shareholders’ Equity
Balance, February 28, 2007	15,024,354	$150,243	$11,160,311	$(3,199,964)	$(32,926)	$(372,141)	136,614	$-	$7,705,523
Dividends declared	-	-	-	(2,690,575)	-		-	-	(2,690,575)
Change in unrealized losses on investment securities	-	-	-	-	(729,902)		-	-	(729,902)
Options exercised	-	-	300,000	-	-		(78,125)	-	300,000
Foreclosure on Texas 50 note for stock	-	-	-			372,141	16,010	(372,141)	-
Purchase of treasury stock	-	-	-	-	-	-	39,930	(563,872)	(563,872)
Shares issued to IGE shareholder	-	-	-	-	-	-	(15)	-	-
Net income	-	-	-	18,756,271	-	-	-	-	18,756,271
Balance, February 29, 2008	15,024,354	150,243	11,460,311	12,865,732	(762,828)	-	114,414	(936,013)	22,777,445
Dividends declared	-	-	-	(3,676,323)	-		-	-	(3,676,323)
Change in unrealized losses on investment securities	-	-	-	-	(1,535,812)	-	-	-	(1,535,812)
Purchase of treasury stock	-	-	-	-	-		50,924	(699,051)	(699,051)
Net income	-	-	-	27,159,116	-	-	-	-	27,159,116
Balance, February 28, 2009	15,024,354	150,243	11,460,311	36,348,525	(2,298,640)		165,338	(1,635,064)	44,025,375
Dividends declared	-	-	-	(15,900,637)	-		-	-	(15,900,637)
Change in unrealized gains on investment securities	-	-	-	-	2,298,640		-	-	2,298,640
Net income	-	-	-	29,426,278	-	-	-	-	29,426,278
Balance, February 28, 2010	15,024,354	$150,243	$11,460,311	$49,874,166	$-	$-	165,338	$(1,635,064)	$59,849,656

See the accompanying summary of accounting policies and notes to the consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009, AND FEBRUARY 29, 2008
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,426,278	$27,159,116	$18,756,271
Adjustments to reconcile net income to operating activities:
Depreciation	313,050	338,892	325,279
Impairment on investment in securities	1,711,368	-	-
Gain on asset disposals	-	-	(61,538)
Impairment of investment in policies	281,882	151,810	-
(Earnings)/loss on investment in life settlements trust	(847,526)	64,125	-
Decrease in advanced premiums allowance	(3,549,912)	-	-
Deferred income taxes	864,213	(385,594)	(284,583)
Change in operating assets and liabilities:
Accounts receivable	(2,874,895))	1,481,812	(6,704,623)
Note receivable	(26,178)	(29,918)	(425,000)
Income taxes receivable/payable	157,438	66,263	(520,128)
Prepaid expenses	(234,301)	354,359	(383,928)

Accounts payable	445,309	(759,191)	1,568,755
Accrued liabilities	1,818,150	65,618	134,359
Accrued settlement expense	41,442	(20,451)	(332,594)
Deferred revenue	13,650	(41,550)	12,450
Net cash provided by operating activities	27,539,968	28,445,291	12,084,720
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	-	(1,948,651)	(1,084,952)
Certificate of deposit maturities	2,933,069	-	-
Investment in marketable securities	-	(502,787)	(1,727,440)
Purchases of property and equipment	(382,567)	(413,734)	(2,380,558)
Proceeds from sale of property and equipment	-	-	900,000
Purchase of policies for investment purposes and capitalized premiums	(7,863,520)	(8,013,324)	(464,212)
Investment in life settlements trust	(1,227,484)	(5,000,000)	-
Proceeds from maturities within life settlements trust	420,743	-	-
Return of investment in trust	133,987	-	-
Increase in other assets	(3,000)		(110,000)
Net cash used in investing activities	(5,988,772)	(15,878,496)	(4,867,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	2,000,000	2,289,226
Payments on notes payable	(779,073)	(2,387,399)	(3,206,168)
Stock options exercised	-	-	300,000
Purchases of treasury shares	-	(699,051)	(563,872)
Dividends paid	(13,224,612)	(3,331,675)	(2,445,218)
Net cash used in financing activities	(14,003,685)	(4,418,125)	(3,626,032)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,547,511	8,148,670	3,591,526
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,261,217	7,112,547	3,521,021
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,808,728	$15,261,217	$7,112,547
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$46,988	$61,182	$162,508
Premium advances paid	$2,518,316	$1,916,693	$1,195,018
Income taxes paid	$17,262,000	$15,078,000	$10,024,198

See accompanying summary of accounting policies and notes to consolidated financial statements.

LIFE PARTNERS HOLDINGS, INC.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

February 28, 2010

(1) DESCRIPTION OF BUSINESS

Life Partners Holdings, Inc. (“we” or “Life Partners”) is a specialty financial services company and the parent company of Life Partners, Inc. (“LPI”).  LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements”.  These financial transactions involve the purchase of life insurance policies at a discount to their face value for investment purposes.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Life Partners and its wholly owned subsidiary, LPI. All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  State income tax expense is shown on the statements of income in all periods as deducted from pre-tax earnings to arrive at net income.  State income tax expense in previous periods was part of general and administrative expense.  This reclassification had no impact on our results of operation or financial condition.

Cash and Cash Equivalents.  For purposes of the balance sheet and statement of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents.  The average balance of our general checking account balance is generally in excess of $250,000.  The Federal Deposit Insurance Corporation (“FDIC”) currently insures all bank accounts up to $250,000, with unlimited coverage on non-interest bearing accounts.  The amount of our cash accounts in excess of the FDIC insurance limit at February 28, 2010 and 2009, was $17,866,367 and $13,289,475, respectively.  Amounts in interest bearing accounts in excess of $250,000 are at risk to the extent that their balances exceed FDIC coverage.  Money market investments do not have FDIC protection.  We believe we have mitigated our exposure to loss with deposits in a combination of two smaller, community banks and three of the largest national financial institutions.

Certificates of Deposit.  Certificates of deposit are held in several banking institutions.  Their original maturities are greater than three months but do not exceed a year.  The FDIC currently insures all bank accounts up to $250,000, with unlimited coverage on non-interest bearing accounts.  The amount of our certificate of deposit accounts in excess of the FDIC insurance limit at February 28, 2010 and 2009, was zero and $1,933,244, respectively.

Accounts Receivable – Trade.  The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts reflecting settlement transactions that have closed, and revenue has been recognized, before the final funds are received to settle the transactions.  We also sometimes make non-interest bearing advances to facilitate a settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, so there are no issues of collectability or adverse effects due to the current credit environment.  The receivable amounts at February 28, 2010 and 2009, were $12,494,404 and $10,057,386, respectively.

Accounts Receivable – Other.  The amounts shown on the balance sheet at February 28, 2010, termed Accounts Receivable – Other is composed of $574,288 from maturities of policies we will be paid, loans of $18,115 to various employees and $2,622 for an equipment financing loan for a total of $595,025. The amount for February 28, 2009, is composed of $94,969 of miscellaneous receivables, loans of $51,731 for various employees, and $10,448 for an equipment financing loan for a total of $157,148.  We consider all receivables to be current and collectible.

Note Receivable.  The amounts shown on the balance sheet termed Notes Receivable represent a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009.  The due date was February 28, 2009.  This note is substantially collateralized and we instituted collection proceedings, which resulted in an agreed final judgment being entered against the debtor on April 7, 2010, for the full amount of the note plus accrued interest on that date, attorney’s fees, costs, all taxable costs of court and post judgment interest at the highest rate allowable by law.  Our counsel in this matter is seeking collection of this judgment and is investigating the available collateral to foreclose upon to satisfy the judgment.  We believe we will collect the full amount, including accrued interest, before the end of our next fiscal period.  The amounts, including accrued interest, at February 28, 2010 and 2009, were $581,096 and $554,918, respectively.

Property and Equipment.  Our property and equipment are depreciated over their estimated useful lives using the straight-line method.  Depreciation expense for the years ended February 28, 2010 and 2009, and February 29, 2008, were $313,050, $338,892 and $325,279, respectively.  The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Premium Advances.  We make advances on policy premiums to maintain certain policies.  In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.

We must make estimates of the collectability of these premium advances.  We recorded an allowance against the premium advances at the time of the advance and treated reimbursements as a reduction of the allowance.  Until fiscal 2010, due to the uncertainty of the outcome of a relevant court case, we were unable to estimate the amount of any future advances we may elect to make or the timing of the amount of reimbursements we were likely to receive.  Within fiscal 2010, issues were resolved which enabled us to better estimate the collectability of premium advances.  The agreement with the State of Texas allowed us to specifically identify a class of investors for whom we made premium advances, and which, under the terms of the agreement, will be uncollectible.  Our historical success of collecting premium advances has enabled us to build a body of evidence by which we can demonstrate full collectability of the remaining balance of advanced premiums.  To date, we have ultimately been fully reimbursed when we have made an advance and the policy has matured.  As a result, we eliminated $3.5 million of the allowance on the advanced premiums account in the fourth quarter of fiscal 2010.

During the years ended February 28, 2010 and 2009 and February 29, 2008, we made premium advances of $2,518,316, $1,916,693 and $1,195,018, respectively, and were reimbursed $683,669, $472,217 and $216,251, respectively.  The change in valuation allowance less the reimbursements are included as a net expense within operating expenses.

Investment in Policies.  From time to time, we purchase interests in policies to hold for investment purposes.  ASC 325-30, Accounting for Insurance Contracts, states that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs or at fair value.  We have chosen to use the cost method and continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are capitalized.

Artifacts and Other.  The artifacts and other assets are stated at cost.  We have evaluated these assets and believe there is no impairment in their value as of February 28, 2010 and 2009.

Impairment of Long-Lived Assets.  We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.  We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During fiscal 2010, 2009 and 2008, we recorded impairments of $281,882, $151,810, and zero, respectively.

Revenue Recognition.  We recognize income at the time a settlement has been closed and the purchaser has obligated itself to make the purchase.  We defer $100 per life settlement to cover minor monitoring services provided subsequent to the settlement date and amortize this deferred cost over the anticipated life expectancy of the insureds.

Income Taxes.  We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Timing differences between the reporting of income and expenses for financial statement and income tax reporting purposes are reported as deferred tax assets, net of valuation allowances, or as deferred tax liabilities depending on the cumulative effect of all timing differences, recorded at amounts expected to be more likely than not recoverable.

Earnings Per Share.  Basic earnings per share computations are calculated on the weighted-average of common shares and common share equivalents outstanding during the year, reduced by the treasury stock.  Common stock options and warrants are considered to be common share equivalents and are used to calculate diluted earnings per common and common share equivalents except when they are anti-dilutive.

Concentrations of Credit Risk and Major Customers.  In fiscal 2010, 2009, and 2008 compensation to a single licensee organization represented 5.3%, 20%, and 20%, respectively, of all brokerage and referral fees.  In fiscal 2010, 2009 and 2008, compensation to one broker represented 3.2%, 20%, and 39% respectively, of all brokerage and referral fees.

(3) NEW ACCOUNTING PRONOUNCEMENTS

We follow accounting standards set by the Financial Accounting Standards Board (the “FASB”).  The FASB sets the GAAP that we follow to ensure we consistently report our financial condition, results of operations and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification Topic 105 (the “ASC”).  In June 2009, the FASB approved the FASB ASC, which, as of July 1, 2009, became the single source of authoritative, nongovernmental GAAP.  The ASC was not intended to change GAAP.  Rather, the ASC reorganizes all previous GAAP pronouncements into accounting topics, and displays all topics using a consistent structure.  All existing standards that were used to create the ASC are now superseded, aside from those issued by the U.S. Securities and Exchange Commission, replacing the previous references to specific Statements of Financial Accounting Standards with numbers used in the ASC’s structural organization.  All guidance in the ASC has an equal level of authority.  The ASC is effective for financial statements that cover interim and annual periods ended after September 15, 2009.  There was no impact on our financial position, results of operations or cash flows as a result of the adoption of ASC.

ASC 320, Investments – Debt and Equity Securities, and ASC 958-320, Investments – Debt and Equity Securities, amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  Adoption of ASC 320 during our fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

ASC 810, Consolidation, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary.  ASC 810 was adopted on March 1, 2009, and had no impact on our financial condition, results of operations or cash flows.

ASC 815, Derivatives and Hedging, expands the disclosure requirements about an entity’s derivative instruments and hedging activities.  We currently have no derivatives and hedging activities.  As such, the adoption of ASC 815 on March 1, 2009, had no impact on our financial condition, results of operations or cash flows.

ASC 820, Fair Value Measurements and Disclosures, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Effective March 1, 2008, management adopted ASC 820 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred.  In April 2009, the FASB issued ASC 820-10, which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased.  In August 2009, the FASB further clarified ASC 820-10, Measuring Liabilities at Fair Value, which applies to all entities that measure liabilities at fair value within the scope of Topic 820 and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more other valuation techniques.  We have no liabilities that are traded or exchanged, requiring measurement at fair value.  ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  In such circumstances, the ASC specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance.  Adoption of ASC 820 during our fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

ASC 825, Financial Instruments, directs that entities include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities shall disclose in the body or in the accompanying notes of their summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  Adopted on March 1, 2009, ASC 825 had no impact on our financial condition, results of operations or cash flows.

ASC 855, Subsequent Events, establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 is effective for interim and annual periods ended after June 15, 2009. The adoption of ASC 855 during our fiscal 2010 did not have a material impact on our financial condition, results of operations or cash flows.

ASC 946-10-15-2 (ASU 2009-12) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), provides amendments to Subtopic 820-10 for the measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The amendments permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of ASU 2009-12 using the net asset value per share, or its equivalent, of the investment.  Adoption of ASU 2009-12 during our fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

(4) INVESTMENTS IN SECURITIES

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Our securities investments are income and equity mutual funds and are classified as available-for-sale securities.  They are recorded at fair value in Investment in Securities on the balance sheet, with the change in fair value during the periods included in equity.

As of February 28, 2010, the unrealized loss in Investment in Securities was $1,823,364.  Based on our latest analysis of these securities, we have concluded that, based on the length of time the securities were in a loss position, some reductions in dividend rates, and the fact that we intended to sell the securities after year end, the unrealized losses are no longer temporary in nature and an impairment in the amount of the unrealized losses was recorded in earnings during the year ended February 28, 2010.  The basis on which the amount reclassified out of other comprehensive income into earnings was determined using specific identification.  Subsequent to the recording of the impairment, we had no unrealized losses on securities at February 28, 2010.  Our securities investments had unrealized losses of $3,536,667 at February 28, 2009.  The tax effect of these unrealized losses was $831,600.  In previous periods, we considered this unrealized loss to be temporary in nature and recorded the amount, net of tax, as a component of other comprehensive income and included in equity.

The cost and estimated fair value of the investment securities classified as available-for-sale as of February 28, 2010 and 2009, are as follows:
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Market income funds as of 2/28/2010	$4,529,169	$-	$-	$4,529,169
Market income funds as of 2/28/2009	$6,240,730	$-	$3,536,667	$2,704,063

There were no investment securities in an unrealized loss position at February 28, 2010.  The following table shows our investments’ gross unrealized gains/losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at February 28, 2009:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Market income funds	$355,715	$147,267	$2,348,348	$3,389,400	$2,704,063	$3,536,667

(5) INVESTMENT IN POLICIES

From time to time, we purchase interests in policies to hold for investment purposes.  ASC 325-30, Investments in Insurance Contracts, provides that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums, statutory interest, and direct external costs, if any) to keep the policy in force are capitalized.

The table below describes the Investment in Policies account at February 28, 2010.

Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	186	$4,473,238	$7,181,959
1-2	389	4,360,930	6,810,132
2-3	176	2,158,459	3,903,265
3-4	272	4,909,727	7,720,555
4-5	33	557,999	972,879
Thereafter	1	-	50,000
Total	1,057	$16,460,353	$26,638,790

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

Premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of February 28, 2010, are as follows.

Year 1	$523,440
Year 2	305,403
Year 3	233,626
Year 4	191,740
Year 5	17,988
Thereafter	12,000
Total estimated premiums	$1,284,197

We evaluate the carrying value of our investment in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return.  We recognize an impairment on individual policies if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any.  Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value.  We recorded an impairment of investments in policies of $281,882 and $151,810 for the years ended February 28, 2010 and 2009, respectively.  The fair value of the impaired policies at February 28, 2010 and 2009, was $576,148 and $253,748, respectively.  There was no impairment of investments in policies for fiscal 2008.

Our investment in policies increased significantly during the last quarter of fiscal 2009 and in the first quarter of fiscal 2010, primarily as the result of the settlement of a lawsuit with the state of Colorado.  The Securities Commissioner for the State of Colorado had filed an action alleging violations of the Colorado Securities Act in connection with certain life settlements transacted through our subsidiary, LPI.  Under the terms of the settlement agreement, LPI agreed to offer to purchase the life settlements from the Colorado purchasers alleged in the complaint, and all purchasers that accepted the purchase offer received additional compensation for the purchase equal to statutory interest.  As of February 28, 2009, we had purchased interests in 260 policies and paid $6,318,665, including $1,286,833 of statutory interest related to the Colorado settlement.  In the first quarter of fiscal 2010, we purchased interests in an additional 264 policies related to the Colorado settlement and paid $6,441,625, including $1,413,908 of statutory interest.  LPI completed this purchase offer by May 31, 2009.  In total, we purchased interests in 524 policies and paid to the selling purchasers $12,760,290, of which $2,700,741 represented the payment of statutory interest.  Statutory interest was considered part of the purchase price and is included in the stated carrying value.  In the second, third and fourth fiscal quarters of fiscal 2010 (after the Colorado settlement was completed), we purchased additional unrelated policies of $298,395, $269,322, and $407,452, respectively.

The majority of our Investment in Policies was purchased as part of settlement agreements and tertiary purchases from existing clients.  We do not currently have a strategy of buying large amounts of policies for investment purposes, but we expect to continue to make tertiary purchases as they may be presented to us and if the purchases can be made with benefit to both parties.  Since the purchases for our own account are motivated by settlements and tertiary purchases, the supply of available policies in the secondary market does not affect our purchases.  The risks that we might experience as a result of investing in policies are unknown remaining life expectancy, a change in credit worthiness of the policy issuer, funds needed to maintain the asset until maturity and changes in capitalization rates.

(6) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A. (the “Trust”), created for the acquisition of life settlements.  On August 26, 2008, we entered into a contractual agreement to purchase an interest in a limited partnership, sponsored by SR Assets I, LLC, at a total cost of $5 million.  LPI performed policy-purchasing services for this partnership on a non-exclusive basis and earned fees from it as LPI would from any other institutional client.  On May 31, 2009, the limited partnership was converted into the trust, Life Assets Trust, S.A., and our interest in the partnership was converted from an equity method investment in a partnership to an equity method investment in a life settlements trust, with three individual directors and JD Equity, L.P., the majority equity owner.  After the conversion, we invested an additional $1.5 million in the Trust.  As of February 28, 2010, we owned 19.9% of the trust, carried at $6.5 million.  The Trust has completed the purchasing phase of its operations and, at February 28, 2010, owned a portfolio of life insurance settlements with a face value of $706 million, of which LPI supplied settlements with a face value of approximately $278 million.  We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets.  The Trust has experienced some maturities during the course of this year and we have been paid from these maturities.  Our accounting policy is to show these maturities in their three components on the statements of cash flows; return of investment, the cash inflows and the net gain on the investment.  Fair market value for this asset is not readily determinable.  We have considered any potential impairment to the investment and believe no adjustment to the investment value is warranted.

(7) LEASES

We lease office equipment under non-cancelable operating leases expiring in various years through 2012.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 28, 2010, for each of the next five years and in the aggregate are as follows:

2011	$61,751
2012	40,036
2013	15,019
2014	13,974
2015	6,539
Total minimum future rental payments	$137,319

Rental expense was $71,921, $54,556 and $53,232 for the years ended February 28, 2010 and 2009, and February 29, 2008, respectively.

Certain operating leases provide for renewal and/or purchase options.  Generally, purchase options are at prices representing the expected market value of the property at the expiration of the lease term.  Renewal options are for periods of one year at the rental rate specified in the lease.

(8) CREDIT LINES

To facilitate our short-term cash flow management and operating capital requirements, we maintained two credit lines.  One credit line was secured by cash and securities on deposit.  As of February 28, 2010, the credit line carried an interest rate at the Wall Street Journal Prime Rate of 3.25% and had a borrowing base of $2.9 million.  There was no outstanding balance as of February 28, 2010 and 2009.  We discontinued this line of credit in March 2010.  The other line of credit was secured by a certificate of deposit.  This line of credit carried an interest rate of 5.55% and had a borrowing base of $1 million.  There was no outstanding balance on this line as of February 28, 2010 or 2009.  This line of credit terminated when the collateralized certificate of deposit matured in fiscal 2010.

(9) LONG-TERM DEBT

We retired all of our outstanding debt on April 28, 2009.  As a result, there was no long-term debt as of February 28, 2010.  As of February 28, 2009, we had $779,073 of current and long-term debt, secured by our land and office building with a net book value of $895,366.

(10) INCOME TAXES

Total income tax expense was allocated for the years ended February 28, 2010 and 2009, and February 29, 2008, as follows:

	2010	2009	2008
Income tax expense from continuing operations	$18,283,653	$15,027,538	$10,030,861

Income tax expense was made up of the following components at February 28, 2010 and 2009, and February 29, 2008:

	2010	2009	2008
Federal income taxes	$16,193,776	$15,144,333	$10,220,069
Deferred tax expense (benefit)	864,215	(385,594)	(284,583)
State income taxes	1,225,662	268,799	95,375
Total income tax expense	$18,283,653	$15,027,538	$10,030,861

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the years ended February 28, 2010 and 2009, and February 29, 2008, as a result of the following:

	2010	2009	2008
United States statutory rate	35.0%	35.0%	35.0%
Valuation allowance	1.3%	-	-
State income taxes	1.1%	0.4%	0.2%
Provision for uncertainty in income taxes	0.6%	-	-
Permanent differences	0.3%	0.2%	(0.4)%
Combined effective tax rate	38.3%	35.6%	34.8%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Feb. 28, 2010	Feb. 28, 2009
Deferred tax assets:
Premium advances	$1,154,865	$1,895,817
Investment in securities	638,177	1,237,834
Contingency costs	569,129	117,124
State taxes	286,150	-
Policy impairments	196,487	97,829
Compensated absences	34,098	31,555
Loss on investment in trust	22,444	-
	2,901,350	3,380,159
Valuation allowance	(611,298)	-
Net deferred tax assets	2,290,052	3,380,159
Deferred tax liabilities:
Settlement costs	(945,258)	-
Depreciation	(207,456)	(152,732)
Prepaid expenses	(11,958)	-
Net deferred tax liabilities	(1,164,672)	(152,732)
Total deferred tax asset, net	$1,125,380	$3,227,427

In fiscal 2010, we recorded a valuation allowance of $611,298 for capital losses resulting from other-than-temporary impairments.

For the fiscal periods ended February 28, 2010 and 2009, and February 29, 2008, the amount of non-deductible penalties paid, primarily due to underpayment of estimated Federal and state income taxes, was $10,438, $63,941, and $4,351, respectively.  These penalties are included in general and administrative expenses.

With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years 2006 and prior.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued ASC 740, Income Taxes (formerly FIN 48).  ASC 740 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We adopted ASC 740 at March 1, 2007.  At February 28, 2010 we determined that it is more likely than not that we will be assessed additional Texas Margin Tax for non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin.  The amount accrued for this uncertain tax position at February 28, 2010, including estimated interest and penalties of $21,932, was $402,104.

The most current period is the first period with such a tax position.  A reconciliation of the beginning and ending amount of unrecognized tax expense for the current period is as follows.

Balance at March 1, 2009	$-
Additions based on tax positions related to the current year	402,104
Balance at February 28, 2010	$402,104

(11)	COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive income for the years ended February 28, 2010 and 2009, and February 29, 2008, was $31,724,918, $25,623,304 and $18,026,369, respectively.  Basic and diluted earnings per share for comprehensive income for the years ended February 28, 2010 and 2009, and February 29, 2008, net of tax, were $2.14, $1.72 and $1.20, respectively.

Dividends.  There are no formal restrictions that materially limit, or are reasonably expected to materially limit, our ability to pay dividends.  We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:
Date Declared	Date Paid	Dividend Amount
02/19/07	03/15/07	$0.0500
05/10/07	06/18/07	$0.0625
08/13/07	09/14/07	$0.0600
11/13/07	12/15/07	$0.0700
02/08/08	03/14/08	$0.0600
05/21/08	06/16/08	$0.0700
08/07/08	09/15/08	$0.0700
10/22/08	12/15/08	$0.0800
02/24/09	03/16/09	$0.0700
05/07/09	06/15/09	$0.0700
05/14/09	06/15/09	$0.2500
07/27/09	09/15/09	$0.2500
10/26/09	12/15/09	$0.2500
01/25/10	03/15/10	$0.2500

Stock Options.  ASC 718-20, Compensation – Stock Compensation, Awards Classified as Equity (formerly SFAF 123 (R)), requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and service providers based on estimated fair values.

ASC 718-20 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period (if any) in our financial statements.  ASC 718-20 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We had no share based awards that were granted, modified or outstanding for the years ended February 28, 2010 and 2009, and February 29, 2008, and as a result, we had no share based compensation expense in any year.

Information with respect to stock options and warrants outstanding to certain service providers are as follows:
	2008
	Shares	Average Exercise Price
Outstanding at beginning of year	78,125	$3.84
Exercised	(78,125)	$3.84
Issued	-	-
Expired	-	-
Outstanding at end of year	-	-

Stock Splits.  On August 14, 2007, our board of directors authorized a five-for-four split of the common stock effected in the form of a stock dividend to be distributed on or about September 28, 2007, to holders of record on September 14, 2007.  On January 6, 2009, our board of directors authorized a five-for-four split of the common stock, effected in the form of a stock dividend to be distributed on or about February 16, 2009, to holders of record on February 6, 2009.  The par value of the additional shares of common stock issued in connection with the stock splits was credited to “Common stock” and a like amount charged to “Additional paid-in-capital” in the period the shares were distributed.  Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock splits on a retroactive basis.  To accommodate these splits, on August 16, 2007, we increased our authorized common stock from 10,000,000 shares to 18,750,000 shares.  The following table represents the number of common shares and per share data before and after the stock splits.

	For the Year Ended February 28/29,
	2010		2009		2008
	Before Stock Splits	After Stock Splits	Before Stock Splits	After Stock Splits	Before Stock Splits	After Stock Splits
Shares Outstanding: Common Stock issued and outstanding	14,859,016	14,859,016	11,887,213	14,859,016	9,542,361	14,909,940
Treasury Stock	165,338	165,338	132,270	165,338	73,225	114,414
Average Common and Common Equivalent Shares Outstanding:
Basic and Diluted	14,859,016	14,859,016	11,892,934	14,886,167	9,595,798	14,993,434
Basic and Diluted Earnings per Share
Net Income	1.98	1.98	2.28	1.83	1.95	1.25
Basic and Diluted Earnings per Share
Comprehensive Income	2.14	2.14	2.15	1.72	1.88	1.20

Treasury Stock. On January 22, 2008, we began buying shares on the open market to hold for treasury stock purposes.  We purchased a total of 39,930 shares (split adjusted) in fiscal 2008 at a total cost of $563,872.  We purchased a total of 50,924 shares in fiscal 2009 at a total cost of $699,051.  No share purchases were made in fiscal 2010.  These treasury shares are reflected on the Statements of Shareholders’ Equity and are considered in the non-affiliated market value calculation.

(12) FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Effective March 1, 2008, we adopted ASC 820 with the exception of certain non-financial assets and non-financial liabilities.  Adoption of ASC 820-10, did not have an impact on our financial condition, results of operations or cash flows.

In February 2008, the FASB agreed to defer the effective date of ASC 820 for one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted ASC 820 as to these items effective March 1, 2009.  Examples of these items include:

•	Nonfinancial assets and nonfinancial liabilities that initially are measured at fair value in a business combination or other new basis event, but are not measured at fair value in subsequent periods;

•	Asset retirement obligations that are measured at fair value at initial recognition, but are not measured at fair value in subsequent periods; or

Nonfinancial liabilities for exit or disposal activities that are measured at fair value at initial recognition, but are not measured at fair value in subsequent periods.  We determined the fair values of our financial instruments based on the fair value hierarchy established in ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard defines fair value, describes three levels of inputs that may be used to measure fair value, and expands disclosures about fair value measurements.

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

Following is a table of Investment in Securities measured at fair value on a recurring basis as of  and February 28, 2010 and 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
February 28, 2010	$4,529,169	-	-	$4,529,169
February 28, 2009	$2,704,063	-	-	$2,704,063

Our financial assets and liabilities are cash and cash equivalents, certificates of deposit, accounts receivable, a note receivable, investments in securities, investments in policies, investment in a life settlements trust, accounts payable and accrued liabilities.  The recorded values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 2 through 6.  The recorded value of the note receivable is the original note amount plus accrued interest.  Fair value is not readily determinable; the note is discussed in Note 2.  The recorded value of investments in securities is based on fair value and is discussed in Note 4.  The carrying value of our investment in policies totaled $16,460,353, which includes $319,197 of capitalized premiums, and has an estimated fair value of $18,866,580.  Fair value of the investment in policies was determined using Level 2 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio.  The investment in policies is discussed in Note 5.  The recorded value of the investment in the trust is our investment account balance.  Fair value is not readily determinable.  The investment is discussed in Note 6.

In April 2009, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures, that provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10 has had no impact on our financial condition, results of operations or cash flows.

(13) RELATED PARTY TRANSACTIONS

We currently operate under an agreement with ESP Communications, Inc. (“ESP”), which is owned by the spouse of our Chief Executive Officer.  Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims.  Either party may cancel the agreement with a 30-day written notice.  We currently pay ESP $7,500 on a semi-monthly basis for its services.  We recorded management services expense concerning this agreement with ESP of $180,000 in each of the years ended February 28, 2010 and 2009 and February 29, 2008.

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F).  We believe the reimbursed cost is well below the fair rental value for such use.  In the years ended February 28, 2010 and 2009, we reimbursed costs of $271,361 and $101,288, respectively, for such use.  There were no payments in fiscal 2008.

(14) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which it arranged the settlement with purchasers.  Most of these denials are related to unforeseeable reduction in face value.  Face value of the policies in question total $859,206 and are recorded in accrued settlement expense at February 28, 2010.  During the year ended February 28, 2010, we accrued an additional $335,822 for future claims that might arise in relation to these policies and paid $294,380 of settlements during the year, which had been accrued in previous periods.

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

On April 12, 2010, we entered into a settlement agreement with Maxim Group, LLC, an investment firm, to settle all claims in a civil action filed in 2007.  Under the settlement, we agreed to deliver to Maxim 56,230 shares of our common stock, which were held in treasury, and which were valued for settlement purposes at $1.25 million ($22.23 per share).  The fairness of this share delivery was affirmed by the court in a fairness hearing, which was conducted on April 13, 2010.  The court’s affirmation enabled the shares to qualify for exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.  The cost of settlement was accrued in our consolidated financial statements as of February 28, 2010.  The settlement cost had no effect on our cash position as of February 28, 2010. The delivered treasury shares will be shown as issued and outstanding in the fiscal quarter ending May 31, 2010.

On April 24, 2001, the state of Texas initiated a suit against LPI for alleged violations of the Texas Deceptive Trade Practices Act (“DTPA”).  The State claimed that the contracts LPI used with purchasers before 1998 did not clearly state that the purchasers were responsible for paying premiums to keep life insurance policies purchased in force and that LPI had violated the DTPA by requesting premiums from purchasers.  LPI contended that the purchasers of the policy interests were responsible to pay premiums, as they were the owners of the policies.  The trial court issued a summary judgment in favor of LPI, which was appealed by the State.  After a lengthy appeals process, the matter was remanded back to the trial court and the LPI and the State agreed to settle the matter by entering into an Assurance of Voluntary Compliance (“AVC”) agreement, which was filed with the court on April 1, 2010.  Under the AVC, both parties stipulate that the action relates only to certain contracts used with Texas purchasers before 1998.  The AVC further stipulates that the Attorney General did not allege that LPI miscalculated escrow accounts or that it committed any crime, fraud, misappropriation or malfeasance regarding escrow accounts.  Under the terms of the AVC, LPI agrees not to request any further premium payments from the Texas purchasers identified in the AVC, to pay future premiums on their behalf, estimated at $32,162 annually, and to pay settlement costs totaling $300,000.  By entering into the AVC, both parties agree to release and discharge each other from any and all claims for damages or other relief arising out of the action and we consider this matter to be completely resolved and settled.

On May 6, we settled an administrative case with the Virginia State Corporation Commission, which provides for a “safe harbor” of procedures and disclosures that will permit us to accept Virginia residents as purchasers within a clearly defined regulatory structure.  The cost of this settlement of $170,000 was accrued in our consolidated financial statements as of February 28, 2010.

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

We have elected to advance premiums on certain older polices on which the initial premium payment reserves have been fully utilized.  In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  We record an allowance against the premium advances at the time of the advance and treat reimbursements as a reduction of the allowance.  We are unable to estimate the amount of any future advances we may elect to make or the timing of the amount of reimbursements we are likely to receive.  Since advances precede reimbursements, we expect the amount of advances will exceed reimbursements as our purchaser base increases.  During fiscal years 2010, 2009 and 2008, we advanced premiums totaling $2,518,316, $1,916,693 and $1,195,018, respectively, and received repayments of advances of $683,669, $472,217 and $216,251, respectively.

(15) DEFINED CONTRIBUTION PLAN

We established a 401(k) retirement plan on March 1, 2007.  All employees were eligible to participate effective January 1, 2008, if they met specified employment requirements.  The 401(k) has a match feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  The contribution expense for our matching contributions to the 401(k) plan for the years ended February 28, 2010 and 2009, and February 29, 2008 were $166,949, $69,902 and $8,615, respectively.

(16) QUARTERLY FINANCIAL DATA

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2010, 2009 and 2008.  This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein.  Certain amounts previously reported have been reclassified to conform to the current presentation.  These reclassifications had no net impact on the results of operations.
	Fiscal 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$27,443,604	$29,055,566	$30,967,256	$25,529,857
Income from Operations	$11,060,992	$11,222,809	$12,690,816	$12,463,233
Pre-tax Income	$11,763,199	$11,759,761	$13,155,123	$11,031,848
Net Income	$7,445,469	$7,625,015	$8,431,924	$5,923,870
Net Income Per Share	$0.50	$0.51	$0.57	$0.40

	Fiscal 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$24,438,146	$24,788,725	$28,103,930	$26,283,639
Income from Operations	$9,500,348	$9,588,093	$10,669,663	$10,749,567
Pre-tax Income	$9,867,631	$10,071,429	$11,306,583	$10,941,011
Net Income	$6,248,575	$6,603,491	$7,282,878	$7,024,172
Net Income Per Share	$0.42	$0.45	$0.48	$0.48

	Fiscal 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$17,578,976	$17,646,109	$19,298,726	$18,085,444
Income from Operations	$6,713,326	$6,157,526	$7,513,238	$6,869,823
Pre-tax Income	$7,047,449	$6,588,621	$7,983,069	$7,167,993
Net Income	$4,723,946	$4,341,111	$5,215,695	$4,475,519
Net Income Per Share	$0.31	$0.29	$0.35	$0.30

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description	Page
3.1	Articles of Incorporation, dated August 16, 2002	56
3.2	Amended Articles of Incorporation, dated April 24, 2003	60
3.3	Amended Articles of Incorporation, dated August 16, 2007 (as corrected)	61
3.4	Amended and Restated Bylaws	62
4.1	Form of stock certificate for our common stock	82
14	Code of Ethics for Directors and Executive Officers (1)
21	Subsidiaries of the Registrant	84
31	Rule 13a-14(a) Certifications	85
32	Section 1350 Certification	87

(1)	This exhibit was filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and is incorporated by reference herein.