Form 10-Q
period 2010-05-31
LIFE PARTNERS HOLDINGS INC
filed 2010-07-09
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2010

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

Shares of Common Stock, $.01 par value, outstanding as of May 31, 2010: 14,915,246 (15,024,354 issued and outstanding less 109,108 treasury shares)

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets – May 31, 2010 and February 28, 2010	3-4
	Consolidated Statements of Income - For the Three Months Ended
	May 31, 2010 and 2009	5
	Consolidated Statements of Cash Flows - For the Three Months Ended
	May 31, 2010 and 2009	6
	Notes to Consolidated Condensed Financial Statements	7-17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults upon Senior Securities	27
Item 4.	(Removed and Reserved)	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

Signatures		28
Exhibit Index		29

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2010 (Unaudited) AND FEBRUARY 28, 2010

ASSETS
	May 31, 2010	February 28, 2010
CURRENT ASSETS:

Cash and cash equivalents	$32,131,064	$22,808,728
Certificates of deposit	100,623	100,534
Investment in securities	4,427,462	4,529,169
Accounts receivable – trade	8,711,052	12,494,404
Accounts receivable – other	87,667	595,025
Notes receivable	581,096	581,096
Income tax receivable	-	152,125
Deferred income taxes	186,534	745,788
Prepaid expenses	355,717	375,587
Total current assets	46,581,215	42,382,456

PROPERTY AND EQUIPMENT:

Land and building	2,282,195	2,274,895
Proprietary software	511,405	511,405
Furniture, fixtures and equipment	1,498,885	1,525,197
Transportation equipment	9,800	9,800
Subtotal	4,302,285	4,321,297

Accumulated depreciation	(1,663,236)	(1,657,293)
Net property and equipment	2,639,049	2,664,004

OTHER ASSETS:

Premium advances, net of reserve for uncollectible of $3,431,271 and $3,299,624, respectively	4,019,352	3,549,912
Investments in policies	17,382,170	16,460,353
Investment in life settlements trust	6,371,723	6,456,155
Artifacts and other	834,700	834,700
Deferred income taxes	895,080	379,592
Total other assets	29,503,025	27,680,712
Total assets	$78,723,289	$72,727,172

See the accompanying notes to consolidated condensed financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2010 (Unaudited) AND FEBRUARY 28, 2010

LIABILITIES AND SHAREHOLDERS' EQUITY
	May 31, 2010	February 28, 2010
CURRENT LIABILITIES:
Accounts payable	$3,959,190	$5,514,270
Accrued liabilities	888,576	2,345,276
Dividends payable	3,733,755	3,719,341
Accrued settlement expense	451,533	503,783
Income taxes payable	3,835,580	-
Deferred policy monitoring fees	991,395	240,950

Total current liabilities	13,860,029	12,323,620

Income taxes payable	137,384	553,896

Total liabilities	13,997,413	12,877,516

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value 18,750,000 shares authorized;
15,024,354 shares issued and outstanding	150,243	150,243
Additional paid-in capital	11,460,311	11,460,311
Retained earnings	53,755,555	49,874,166
Accumulated comprehensive income, net of taxes	(255,169)	-
Less: treasury stock - 109,108 shares as of May 31, 2010 and 165,338 as of February 28, 2010	(385,064)	(1,635,064)

Total shareholders' equity	64,725,876	59,849,656

Total liabilities and shareholders' equity	$78,723,289	$72,727,172

See the accompanying notes to consolidated condensed financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009
(Unaudited)

	Three Months Ended May 31,
	2010	2009
REVENUES	$26,716,288	$27,443,604

BROKERAGE FEES	11,669,031	12,158,120

REVENUES, NET OF BROKERAGE FEES	15,047,257	15,285,484

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	3,194,992	3,557,452
Premium advances, net	174,370	412,215
Settlement costs	-	180,117
Depreciation	69,323	74,708

Total operating and administrative expenses	3,438,685	4,224,492

INCOME FROM OPERATIONS	11,608,572	11,060,992

OTHER INCOME (EXPENSES):
Interest and other income	270,885	749,195
Interest expense	(1,505)	(46,988)

Total other income and expense	269,380	702,207

INCOME BEFORE INCOME TAXES	11,877,952	11,763,199

Total income taxes	4,267,357	4,317,730

NET INCOME	$7,610,595	$7,445,469

EARNINGS:

Per share – Basic and Diluted	$0.51	$0.50

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	14,907,300	14,859,016

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$7,610,595	$7,445,469
Unrealized gain (loss) on investment securities, net of taxes	(255,169)	538,354

COMPREHENSIVE INCOME	$7,355,426	$7,983,823

See the accompanying notes to consolidated condensed financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009
(Unaudited)

	Three Months Ended May 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,610,595	$7,445,469
Adjustments to reconcile net income to operating activities:
Depreciation	69,323	74,708
Impairment of investments in policies	(23,495)	4,588
Earnings on life settlements trust	(64,105)	(426,783)
Increase in premium allowance account	131,647	-
Deferred income taxes	181,164	(101,312)

(Increase) decrease in operating assets:
Accounts receivable	4,290,709	119,322
Note receivable	-	(6,544)
Prepaid expenses	19,870	35,302
Premium advances	(601,087)	-

Increase (decrease) in operating liabilities:
Accounts payable	(1,555,079)	(1,008,534)
Accrued liabilities	(206,700)	363,770
Accrued settlement expense	(52,250)	(72,635)
Income taxes payable	3,571,192	3,928,434
Deferred policy monitoring fees	750,445	3,950
Net cash provided by operating activities	14,122,229	10,359,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in certificates of deposit	(89)	-
Certificate of deposit maturities	-	1,118,035
Proceeds from sales of marketable securities	5,318,169	-
Purchases of marketable securities	(5,609,029)	(127,613)
Purchases of property and equipment	(44,367)	(118,320)
Proceeds from life settlements trust	148,537	-
Purchase of policies for investment purposes	(898,323)	(7,202,560)
Net cash used in investing activities	(1,085,102)	(6,330,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	(779,073)
Dividends paid	(3,714,791)	(1,039,789)
Net cash used in financing activities	(3,714,791)	(1,818,862)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,322,336	2,210,415

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,808,728	15,261,217

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,131,064	$17,471,632

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,505	$46,988
Income taxes paid	$515,000	$660,799

See accompanying notes to consolidated condensed financial statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

May 31, 2010

(Unaudited)

(1) DESCRIPTION OF BUSINESS

Life Partners Holdings, Inc. (“We” or “Life Partners”) is a specialty financial services company and the parent company of Life Partners, Inc. (“LPI”).  LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements”.  LPI facilitates the sale of life settlement policies between the sellers and purchasers, but does not take possession or control of the policies.  The purchasers acquire the life insurance policies at a discount to their face value for investment purposes.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The accompanying consolidated condensed financial statements include the accounts of Life Partners and its wholly owned subsidiary, LPI.  All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period in the normal course of business.  Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

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

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current year’s presentation.  Investment in Securities is shown as a current asset as opposed to the prior period when it was classified as a long-term asset.  This change was made to reflect management’s short- term holding strategy.  State income tax expense is shown on the statements of income in all periods as deducted from pre-tax earnings to arrive at net income.  State income tax expense in previous periods was part of general and administrative expense.    Payments for state income taxes are now presented as a component of income taxes paid on the Statements of Cash Flows.  These reclassifications had no impact on our results of operation or financial condition.  It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim period have been made and that all adjustments are of a normal recurring nature.

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

ASC 320, Investments – Debt and Equity Securities, and ASC 958-320, Investments – Debt and Equity Securities, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  Adoption of ASC 320 during our Fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

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

ASC 820, Fair Value Measurements and Disclosures, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Effective March 1, 2008, management adopted ASC 820 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred.  In April 2009, the FASB issued ASC 820-10, which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased.  In August 2009, the FASB further clarified ASC 820-10, Measuring Liabilities at Fair Value, which applies to all entities that measure liabilities at fair value within the scope of Topic 820 and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more other valuation techniques.  We have no liabilities that are traded or exchanged, requiring measurement at fair value.  ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  In such circumstances, the ASC specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance.  Adoption of ASC 820 during our Fiscal 2010 had no impact on our financial condition, results of operations or cash flows.  ASU 2010-06 – Improving Disclosures about Fair Value Measurements, amended ASC 820 to clarify certain existing fair value disclosures and requires a number of additional disclosures.  The guidance in ASU 2010-06 clarified that disclosures should be presented separately for each class of assets and liabilities measured at fair value and provided guidance on how to determine the appropriate classes of assets and liabilities to be presented.  ASU 2010-06 also clarified the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  ASU 2010-06 introduced new requirements to disclose the amounts (on a gross basis) and reason for any significant transfers between Levels 1, 2, and 3 of the fair value hierarchy and present information regarding the purchases, sales, issuances and settlements of Level 3 assets and liabilities on a gross basis.  With the exception of the requirement to present changes in Level 3 measurements on a gross basis, which is delayed until 2011, the guidance in ASU 2010-06 became effective for reporting periods beginning after December 15, 2009.  Adoption of ASU 2010-06 during our Fiscal 2011 had no impact on our financial condition, results of operations or cash flows.

ASC 825, Financial Instruments, directs that entities include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities are to disclose in the body or in the accompanying notes of their summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  Adopted on March 1, 2009, ASC 825 had no impact on our financial condition, results of operations or cash flows.

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

(3) CASH AND CASH EQUIVALENTS

For purposes of the balance sheets and statements of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents.  The average balance of our operating checking account balance is generally in excess of $250,000.  The Federal Deposit Insurance Corporation (“FDIC”) currently insures all bank accounts up to $250,000, with unlimited coverage on non-interest-bearing accounts.  The amount of our cash accounts in excess of the FDIC insurance limit at May 31, 2010 and February 28, 2010, was $25,489,339 and $13,289,475, respectively.  Amounts in interest-bearing accounts in excess of $250,000, with the exception of amounts in FDIC sweep accounts, are at risk to the extent that their balances exceed FDIC coverage.  Money market investments generally do not have FDIC protection.  We believe we have mitigated our exposure to loss with deposits in a combination of five smaller, community banks and four of the largest national financial institutions.

(4) CERTIFICATES OF DEPOSIT

A certificate of deposit with an original maturity of greater than three months, but less than a year, is held in one banking institution.  The certificate of deposit was not in excess of the FDIC insurance limit at May 31, 2010 and February 28, 2010.

(5) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts reflecting settlement transactions that have closed, and revenue has been recognized, before the final funds are received to settle the transactions.  We also sometimes make non-interest-bearing advances to facilitate a settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment.  The receivable amounts at May 31, 2010 and February 28, 2010, were $8,711,052 and $12,494,404, respectively.

(6) ACCOUNTS RECEIVABLE – OTHER

The amounts shown on the balance sheet at May 31, 2010, termed Accounts Receivable – Other, is composed of $67,863 due us from maturities of policies, loans of $19,279 to various employees, and $525 for an equipment financing loan for a total of $87,667. The amount for February 28, 2010 is composed of $574,288 due us from maturities of policies, loans of $18,115 to various employees, and $2,622 for an equipment financing loan for a total of $595,025.  We consider all receivables to be current and collectible.

(7) NOTES RECEIVABLE

The amounts shown on the balance sheet termed Notes Receivable represent a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009.  The original due date was February 28, 2009.  This note is substantially collateralized and we instituted collection proceedings, which resulted in an agreed final judgment being entered against the debtor on April 7, 2010, for the full amount of the note plus accrued interest on that date, attorney’s fees, costs, all taxable costs of court and post judgment interest at the highest rate allowable by law.  Our counsel in this matter is seeking collection of this judgment and is investigating the available collateral to foreclose upon to satisfy the judgment.  We believe we will collect the full amount, including accrued interest, in the near term.  The amount, including accrued interest, at May 31, 2010, and February 28, 2010, was $581,096.

(8) INVESTMENTS IN SECURITIES

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Our securities investments are income and equity mutual funds and are classified as available-for-sale securities.

Based on our analysis of these securities, we concluded last fiscal period that, based on the length of time the securities were in a loss position, some reductions in dividend rates, and the fact that we intended to sell the securities after year end, the unrealized loss was no longer temporary in nature and an impairment in the amount of the unrealized losses was recorded in earnings during the year ended February 28, 2010.  The basis on which the amount reclassified out of other comprehensive income and into earnings was determined using specific identification.  Our investments in securities held at February 28, 2010, were sold in the quarter ended May 31, 2010, and the proceeds were invested in different income and equity mutual funds.  The total proceeds received in the quarter ended May 31, 2010 were $5,318,169, resulting in a $70,729 realized loss, which was recognized in earnings for the quarter.  The current unrealized loss is considered temporary in nature and the securities are recorded at fair value in Investment in Securities on the balance sheet, with the change in fair value during the current period included in equity through Other Comprehensive Income.

The table below shows the cost and estimated fair value of the investment securities classified as available-for-sale as of May 31, 2010 and February 28, 2010:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commodity, index, and foreign currency funds	$3,209,684	-	$(309,410)	$2,900,274
US common stock	1,401,186	-	(83,158)	1,318,028
Money funds	209,160	-	-	209,160
Total at May 31, 2010	$4,820,030	$-	$(392,568)	$4,427,462
US common stock	$4,529,169	$-	$-	$4,529,169
Total at Feb. 28, 2010	$4,529,169	$-	$-	$4,529,169

(9) INVESTMENT IN POLICIES

From time to time, we purchase interests in policies to hold for investment purposes.  ASC 325-30, Investments in Insurance Contracts, provides that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums, statutory interest, and direct external costs, if any) to keep the policy in force are capitalized.  The Company has historically elected to use the investment method.

The table below describes the Investment in Policies account at May 31, 2010.

Policies With Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	172	$4,067,692	$6,380,397
1-2	72	1,788,487	3,349,912
2-3	17	291,303	538,520
3-4	7	152,958	277,098
4-5	1	10,204	20,000
Thereafter	-	-	-
Policies With Extended Life Expectancy
-	869	11,071,526	17,286,697
Total	1,138	$17,382,170	$27,852,624

Remaining life expectancy is based on original life expectancy estimates and is not an indication of expected maturity.  Actual maturity dates in any category may vary significantly (either earlier or later) from the remaining life expectancies reported above. Policies with an extended life expectancy are those policies whose estimated life expectancy has been exceeded.

We evaluate the carrying value of our investment in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return.  We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any.  Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value.  We recorded zero and $4,588 of impairment for the quarters ended May 31, 2010 and May 31, 2009, respectively.  The fair value of the impaired policies at May 31 and February 28, 2010, was $592,457 and $576,148, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of May 31, 2010, are as follows.

Year 1	$146,909
Year 2	147,192
Year 3	123,585
Year 4	788,630
Year 5	352,119
Thereafter	32,000
Total estimated premiums	$1,590,435

The majority of our Investment in Policies was purchased as part of settlement agreements and purchases from existing clients, which we refer to as tertiary purchases.  We do not currently have a strategy of buying large amounts of policies for investment purposes, but we expect to continue to make purchases as they may be presented to us and if the purchases can be made with benefit to both parties.  Since the purchases for our own account are motivated by settlements and tertiary purchases, the supply of available policies in the secondary market does not affect our purchases.  The risks that we might experience as a result of investing in policies are unknown remaining life expectancy, a change in credit worthiness of the policy issuer, funds needed to maintain the asset until maturity and changes in capitalization rates.

(10) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., created for the acquisition of life settlements.  As of May 31, 2010 and February 28, 2010, we owned 19.9% of the trust, carried at $6.4 and $6.5 million, respectively, and accounted for on the equity method of accounting.  At May 31, 2010, the Trust owned a portfolio of 269 life insurance settlements with a face value of $696 million, of which LPI supplied settlements with a face value of approximately $278 million.  We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets.  The Trust experienced a maturity during the quarter ended May 31, 2010 and we were paid $165,152 from this maturity.  We have considered any potential impairment to the investment and believe no impairment to the investment value is warranted.

(11) INCOME TAXES

Income tax expense was made up of the following components:

	Three Months Ended May 31,
	2010	2009
Federal income taxes	$3,948,040	$4,320,435
Deferred tax expense (benefit)	181,165	(101,312)
State income taxes	138,152	98,607
Total income tax expense	$4,267,357	$4,317,730

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	May 31, 2010	Feb. 28, 2010
Deferred tax assets:
Premium advances allowance	$1,200,944	$1,154,865
Investment in securities	638,177	638,177
Deferred policy monitoring fees	346,987	-
Policy impairments	188,264	196,487
State taxes	154,612	286,150
Unrealized loss on investment securities	137,399	-
Contingency costs	113,341	569,129
Compensated absences	36,705	34,098
Loss on investment in trust	22,444	22,444
	2,838,873	2,901,350
Valuation allowance	(611,298)	(611,298)
Net deferred tax assets	2,227,575	2,290,052
Deferred tax liabilities:
Settlement costs	(945,258)	(945,258)
Depreciation	(195,920)	(207,456)
Prepaid expenses	(4,783)	(11,958)
Net deferred tax liabilities	(1,145,961)	(1,164,672)
Total deferred tax asset, net	$1,081,614	$1,125,380

Summary of deferred tax assets:
Current	$186,534	$745,788
Non-current	895,080	379,592
Total deferred tax asset, net	$1,081,614	$1,125,380

In Fiscal 2010, we recorded a valuation allowance of $611,298 for capital losses resulting from other-than-temporary impairments.  This represents capital losses that we will not be able to deduct unless we have corresponding capital gains to apply the losses against.

With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years 2006 and prior.

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued guidance contained in ASC 740, Income Taxes (formerly FIN 48).  The guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

At February 28, 2010, we determined that it is more likely than not that we will be assessed additional Texas Margin Tax for non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin Tax taxable basis.  The amount accrued for this uncertain tax position at May 31, 2010, was $283,329.  The amount accrued for this uncertain tax position at February 28, 2010, including estimated interest and penalties of $21,932, was $402,104.

The year ended February 28, 2010 was the first period with such a tax position.  A reconciliation of the beginning and ending amount of unrecognized tax expense for the current period is as follows.

Balance at February 28, 2010	$402,104
Reductions based on tax positions related to the current period	(118,775)
Balance at May 31, 2010	$283,329

(12)	COMPREHENSIVE INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive income for the quarters ended May 31, 2010 and May 31, 2009, was $7,355,426 and $7,983,823, respectively.  Basic and diluted earnings per share for comprehensive income for the three months ended May 31, 2010 and May 31, 2009, net of tax, were $0.49 and $0.54, respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the three month periods ended May 31, 2009 and 2010:

Date Declared	Date Paid	Dividend Amount
05/07/09	06/15/09	$0.07
05/14/09	06/15/09	$0.25
04/26/10	06/15/10	$0.25

(13)	FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Effective March 1, 2008, adoption of ASC 820-10 did not have an impact on our financial condition, results of operations or cash flows.

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

Following is a table of Investment in Securities measured at fair value on a recurring basis as of May 31, 2010 and February 28, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Commodity, index, and foreign currency funds	$2,900,274	-	-	$2,900,274
US common stocks	1,318,028	-	-	1,318,028
Money funds	209,160	-	-	209,160
Total at May 31, 2010	$4,427,462	-	-	$4,427,462
US common stocks	$4,529,169	-	-	$4,529,169
Total at Feb. 28, 2010	$4,529,169	-	-	$4,529,169

Our financial assets and liabilities are cash and cash equivalents, certificates of deposit, accounts receivable, a note receivable, investments in securities, investments in policies, investment in a life settlements trust, accounts payable and accrued liabilities.  The recorded values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 3 through 6.  The recorded value of the note receivable is the original note amount plus accrued interest.  Fair value is not readily determinable; the note is discussed in Note 7.  The recorded value of investments in securities is based on fair value and is discussed in Note 8.  The investment in the trust is accounted for using the equity method of account and is our investment account balance.  Fair value is not readily determinable; the investment is discussed in Note 10.

The carrying value of our investment in policies totaled $17,382,170, which includes $427,812 of capitalized premiums, and has an estimated fair value of $19,662,101.  Fair value of the investment in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio.  The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates.  The investment in policies is discussed more fully in Note 9.  The roll forward of the Level 3 inputs is shown in the table below:

Balance at February 28, 2010	$-
Transfers from Level 2	18,866,580
Purchases of Policies	898,323
Maturity of Policies	(18,500)
Change in Unrealized Gains (Losses)	$(84,302)
Estimated Fair Value at May 31, 2010	$19,662,101

In April 2009, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures, that provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10 has had no impact on our financial condition, results of operations or cash flows.

(14) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which LPI arranged the settlement with purchasers.  Most of these denials are related to unforeseeable reductions in face value.  Face value of the policies in question total $507,944 and our estimated liability is recorded in accrued liabilities at May 31, 2010.  During the three months ended May 31, 2010, we did not accrue any additional amounts for future claims that might arise in relation to these policies and paid $52,250 of settlements, which had been accrued in the current and previous periods.

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

On April 12, 2010, we entered into a settlement agreement with Maxim Group, LLC, an investment firm, to settle all claims in a civil action filed in 2007.  Under the settlement, we agreed to deliver to Maxim 56,230 shares of our common stock, which were held in treasury, valued for settlement purposes at $22.23 per share, or $1.25 million.  The cost of this settlement was accrued in our consolidated financial statements as of February 28, 2010 and had no effect on our cash position as of February 28, 2010 or May 31, 2010.  The shares were issued to Maxim on April 13, 2010.

On April 24, 2001, the state of Texas initiated a suit against LPI for alleged violations of the Texas Deceptive Trade Practices Act (“DTPA”).  The State claimed that the contracts LPI used with purchasers before 1998 did not clearly state that the purchasers were responsible for paying premiums to keep life insurance policies purchased in force and that LPI had violated the DTPA by requesting premiums from purchasers.  LPI contended that the purchasers of the policy interests were responsible to pay premiums, as they were the owners of the policies.  The trial court issued a summary judgment in favor of LPI, which was appealed by the State.  After a lengthy appeals process, the matter was remanded back to the trial court and the LPI and the State agreed to settle the matter by entering into an Assurance of Voluntary Compliance (“AVC”) agreement, which was filed with the court on April 1, 2010.  Under the AVC, both parties stipulate that the action relates only to certain contracts used with Texas purchasers before 1998.  The AVC further stipulates that the Attorney General did not allege that LPI miscalculated escrow accounts or that it committed any crime, fraud, misappropriation or malfeasance regarding escrow accounts.  Under the terms of the AVC, LPI agreed not to request any further premium payments from the Texas purchasers identified in the AVC, to pay future premiums on their behalf, estimated at $32,162 annually, and to pay settlement costs totaling $300,000. This amount was accrued in our consolidated financial statements as of February 28, 2010.  By entering into the AVC, both parties agree to release and discharge each other from any and all claims for damages or other relief arising out of the action and we consider this matter to be completely resolved and settled.  Substantially all of the $300,000 was paid during the quarter ended May 31, 2010.

On May 6, 2010, we settled an administrative case with the Virginia State Corporation Commission, which provides for a “safe harbor” of procedures and disclosures that will permit us to accept Virginia residents as purchasers within a clearly defined regulatory structure.  The estimated cost of this settlement of $170,000 was accrued in our consolidated financial statements as of February 28, 2010, and was paid during the quarter ended May 31, 2010.

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

(15) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements.  The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  The contribution expense for our matching contributions to the 401(k) plan for the quarters ended May 31, 2010 and 2009, was $62,158 and $24,450, respectively.

(16) RELATED PARTY TRANSACTION

We operate under an agreement with ESP Communications, Inc. (“ESP”), which is owned by the spouse of our Chief Executive Officer.  Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims.  Either party may cancel the agreement with a 30-day written notice.  We currently pay ESP $7,500 on a semi-monthly basis for its services.  We recorded management services expense concerning this agreement with ESP of $45,000 in each of the three months ended May 31, 2010 and 2009.

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F).  We did not incur any usage charges in the quarters ended May 31, 2010 and 2009.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note:  Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“SEC”), including our Annual Report on Form 10-K for the year ended February 28, 2010 (“Fiscal 2010”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations are based on our consolidated condensed financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America.  To guide our preparation, we follow accounting policies, some of which represent critical accounting policies as defined by the SEC.  The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent liabilities, and the reported amounts of income and expenses during the reporting period that management considers critical accounting estimates.  The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, knowledge of the accounts and other factors that are believed to be reasonable.  Because of the nature of the judgments and assumptions made by management, actual results may differ materially from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.  Areas affected by our estimates and assumptions are identified below.

We recognize revenue upon the receipt of executed contracts and assignment documents, and when the sellers have obligated themselves to transfer title of policies.  We defer specific costs associated with the monitoring services provided subsequent to the settlement date.

ASC 325-30, Investments in Insurance Contracts, states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is to be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor is to recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are to be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We value all of our investments in life settlement contracts using the investment method.  As of May 31, 2010 and 2009, the total of our investment in life settlements held for our own account was valued at $17,382,170 and $16,460,353, respectively.

We establish litigation and policy analysis loss reserves based on our best estimates as to the ultimate outcome of contingent liabilities.  This reserve analysis is necessary to properly match current expenses to currently recognized revenues and to recognize that there is a certain amount of liability associated with litigation and policy losses.  Through this reserve, we recognize the estimated cost to settle pending litigation as an expense.  These estimates are reviewed on a quarterly basis and adjusted to management’s best estimate of the anticipated liability on a case-by-case basis.  A high degree of judgment is required in determining these estimated reserve amounts since the outcomes are affected by numerous factors, many of which are beyond our control.  As a result, there is a risk that the estimates of future litigation and policy analysis loss costs could differ from our currently estimated amounts.  Any difference between estimates and actual final outcomes are not expected to have a material impact on our financial statements.

We make estimates of the collectability of accounts and notes receivable.  The accounts associated with these areas are critical to recognizing the correct amount of revenue in the proper period.  We have not experienced any material changes in our estimates of collectability versus actual results in the current or prior periods.

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the three months ended May 31, 2010, and February 28, 2010.

We evaluate the useful lives of our property and equipment to assure that an adequate amount of depreciation is being charged to operations.  Useful lives are based generally on specific knowledge of an asset’s life in combination with the Internal Revenue Service rules and guidelines for depreciable lives for specific types of assets.

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

We make estimates of the collectability of these premium advances.  Until Fiscal 2010, due to the uncertainty of the outcome of a relevant court case, we were unable to estimate the amount of any future advances we may elect to make or the timing of the amount of reimbursements we were likely to receive.  Within Fiscal 2010, issues were resolved that enabled us to better estimate the collectability of premium advances.  An agreement with the state of Texas allowed us to specifically identify a class of investors for whom we made premium advances, and which, under the terms of the agreement, will be uncollectible.  Our historical success of collecting premium advances has enabled us to build a body of evidence by which we can demonstrate full collectability of the remaining balance of advanced premiums.  To date, we have ultimately been fully reimbursed when we have made an advance and the policy has matured.  As a result, we eliminated $3.5 million of the allowance on the advanced premiums account in the fourth quarter of Fiscal 2010.  We record invoiced premiums as an increase to premium advances, and reduce the account for payments and other adjustments.  We establish an allowance against the premium advance account for certain Texas investors and based on the date of the contract issuance.

We evaluate the carrying value of our investment in owned policies.  We adjust our total basis in the policies (original cost plus capitalized premiums) based on assumptions made about remaining life expectancy, funds needed to maintain the asset until maturity, capitalization rates and potential return.  This evaluation provides us with any impairment of individual policies and also provides us with an estimate of fair value.

We are required to estimate our income taxes.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These differences result in deferred tax assets and liabilities.  We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we include a tax provision or reduce our tax benefit in the statements of income.  We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

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

ASU 2010-06 – Improving Disclosures about Fair Value Measurements, amended ASC 820 to clarify certain existing fair value disclosures and requires a number of additional disclosures.  The guidance in ASU 2010-06 clarified that disclosures should be presented separately for each class of assets and liabilities measured at fair value and provided guidance on how to determine the appropriate classes of assets and liabilities to be presented.  ASU 2010-06 also clarified the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  ASU 2010-06 introduced new requirements to disclose the amounts (on a gross basis) and reason for any significant transfers between Levels 1, 2, and 3 of the fair value hierarchy and present information regarding the purchases, sales, issuances and settlements of Level 3 assets and liabilities on a gross basis.  With the exception of the requirement to present changes in Level 3 measurements on a gross basis, which is delayed until 2011, the guidance in ASU 2010-06 became effective for reporting periods beginning after December 15, 2009.  Adoption of ASU 2010-06 during our Fiscal 2011 had no impact on our financial condition, results of operations or cash flows.

ASC 825, Financial Instruments, directs that entities include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities are to disclose in the body or in the accompanying notes of their summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  Adopted on March 1, 2009, ASC 825 had no impact on our financial condition, results of operations or cash flows.

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

Life Partners

General.  Life Partners Holdings, Inc. (“We” or “Life Partners”) is a financial services company and the parent company of Life Partners, Inc. (“LPI”).  LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements.”  LPI performs services to transact policies between the seller and buyer of life insurance policies, without taking title or control of the policies.  These financial transactions involve the purchase of life insurance policies at a discount to their face value for investment purposes.

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

We are a financial services company providing purchasing services for life settlements to our client base.  We do this by matching life settlors with purchasers.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 114,000 purchaser transactions associated with the purchase of over 6,300 policies totaling over $2.5 billion in face value.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the three months ended May 31, 2010 and 2009:

	First Quarter
	2010	2009
Number of settlements	38	52
Face value of policies	$99,544,266	$136,262,504
Average revenue per settlement	$703,060	$527,762
Net revenues derived*	$15,047,257	$15,285,484

*	Net revenues derived are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended May 31, 2010 and 2009

We reported net income of $7,610,595 for the three months ended May 31, 2010 (the “First Quarter of this year”), compared to net income of $7,445,469 for the three months ended May 31, 2009 (the “First Quarter of last year”).  Our stronger net income resulted primarily from a 10.2% decrease in general and administrative expenses, a 57.7% decrease in net premium advances and elimination of settlement expenses. The number of life settlement transactions we brokered decreased from 52 to 38, while the average revenue per settlement increased by 33.2%, from $527,762 in the First Quarter of last year to $703,060 in the First Quarter of this year, furthering a trend of fewer transactions, but at higher face values per settlement and a higher revenue, net of brokerage fees, per transaction.

Revenues: Revenues decreased by $727,316, or 2.7%, from $27,443,604 in the First Quarter of last year to $26,716,288 in the First Quarter of this year.  Deferred policy monitoring fees (previously termed “deferred revenue”), increased $750,445 during the First Quarter of this year, having a negative impact on revenues and margins for the quarter by that amount.  The increase was a result of updating the administrative cost allocation for performing future policy monitoring activities.  This is a non-recurring adjustment.  Brokerage fees declined by $489,089, resulting in a 1.6% decrease in the net revenues derived.

During the periods presented, demand for our services remained strong and the number of policies presented to us which met our purchasing qualifications remained steady.  While face value per policy has remained constant, we have become more selective in our offering process, which resulted in a lower number of settlements with higher net revenues.  Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base.  In contrast, we employ a multi-client business model and our purchaser base is much broader.  While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon any single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term.

We believe demand for our services comes from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments.  Returns on life settlements are based on the inherent value in the face value of life insurance policies, which are purchased at a discount to face value and adjusted for projected future premiums and the projected holding period of the policy to maturity.  For this reason, life settlement returns are not correlated to traditional equity and debt markets and commodity investments.  We benefit from the investment community searching for non-correlated, asset-based investments.  Although we serve both domestic and international purchasers, domestic purchasers accounted for 98.7% of our revenues during the First Quarter of this year.  The ratio of domestic clients to international clients was relatively unchanged from last year.

Another contributing factor for customer demand has been a greater supply of financially attractive policies with high face values.  We believe there is a growing awareness of the secondary market for insurance policies among potential sellers, especially for those with higher face value policies.  This growing awareness has resulted in an expansion of the supply of eligible and financially attractive policies.  We believe much of our increased business is due to the greater supply of these policies, and we believe this trend will continue.

Brokerage and Referral Fees: Brokerage and referral fees decreased 4.0% or $489,089 from $12,158,120 in the First Quarter of last year to $11,669,031 in the First Quarter of this year.  Brokerage and referral fees as a percentage of gross revenue declined from 44.3% in the First Quarter of last year to 43.7% in the First Quarter of this year.  In the First Quarter of this year, broker referrals accounted for 100% of the total face value of policies transacted, which is unchanged from the First Quarter of last year.  For the First Quarter of this year, two brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 40.0% of the total face value of completed transactions.  For the First Quarter of last year, one broker accounted for more than 10% of the face value of all completed transactions, and constituted 21.9% of the total face value of completed transactions.  The increase in concentration for the First Quarter of this year counters an earlier trend toward lesser concentration.  Despite the increased concentration, brokerage and referral fees as a percentage of gross revenues declined.  We will continue to monitor supply concentration and its possible effects on brokerage and referral fees.

Brokerage and referral fees generally increase or decrease with revenues, face values of policies transacted, and the volume of transactions, although the exact ratio of fees may vary.  Brokers may adjust their fees with the individual policyholders whom they represent.  In some instances, several brokers may compete for representation of the same seller, which may result in lower broker fees.  Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category and individual agreements between clients and their referring financial planners.  No broker fees are paid when a life settlor presents a policy to us directly.

More states now license life settlement brokerage activity, which may result in the capping of fees or greater disclosure of fees, either of which tend to lower the fees.

Expenses: Operating and administrative expenses decreased by 10.2% or $362,460 from $3,557,452 in the First Quarter of last year to $3,194,992 in the First Quarter of this year.  The decrease is primarily due to decreased executive bonuses.  Last year’s first quarter recognized two bonuses; one accrued for the quarter and one paid for the previous quarter.  There were no other significant expense reductions.  Legal and professional expenses increased $167,414, from $519,425 in the First Quarter of last year to $686,839 in the First Quarter of this year, primarily as a result of the Fiscal 2010 audit and tax fees being recognized in the First Quarter of this year.

During the First Quarter of this year and last year, we made premium advances of $393,589 and $571,088, respectively, and were reimbursed $253,314 and $158,873, respectively.  In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  Net premium advance expense for the First Quarter of this year and last year was $174,370 and $412,215, respectively, primarily as a result of our change in how we account for premium advances.  See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 19.

Total other income decreased from $702,207 in the First Quarter of last year to $269,380 in the First Quarter of this year, primarily due to lower interest earnings on the Investment in Trust.  Although cash holdings were significantly higher than a year ago, interest rates continued to decline, which resulted in lower interest income in the First Quarter of this year.  The First Quarter of this year shows $1,505 interest expense compared to $46,988 in the First Quarter of last year.  This decrease is due to the retirement of all long-term debt in May 2009.

Income Taxes: Income tax expense remained relatively unchanged, decreasing by $50,373 from $4,317,730 in the First Quarter of last year to $4,267,357 in the First Quarter of this year, as income before income taxes was relatively unchanged and taxed at a consistent 35%.

Contractual Obligations

We lease office equipment under non-cancelable operating leases expiring in various years through 2014.  The following table summarizes our outstanding lease commitments as of May 31, 2010:

	Payments Due By Year
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 years
Total Lease Commitments	$121,882	$61,041	$43,821	$17,020	$-

Liquidity and Capital Resources

Operating Activities: Net cash flows provided by operating activities for the First Quarter of this year were $14,122,229.  Sources of cash flow resulted primarily from net income of $7,610,595, a $4,290,709 decrease in accounts receivable as we collected closing funds, and an increase in income taxes payable of $3,571,192.  Uses of cash resulted primarily from a $1,555,079 reduction in accounts payable from paying commissions, a net increase in premium advances of $469,440 and a decrease in accrued liabilities of $206,700 due to bonuses and settlements.  Net cash flows provided by operating activities for the First Quarter of last year were $10,359,735.  The cash flows from operating activities for last year resulted primarily from net income of $7,445,469 and an increase in income taxes payable of $3,928,434, less a $1,008,534 decrease in accounts payable due to paying commissions and the $426,783 earnings from the investment in the trust.

Investing Activities: Net cash flow used in investing activities was $1,085,102 during the First Quarter of this year.  This amount consists of $5,318,169 proceeds from sales of marketable securities and $148,537 from maturities within the life settlements trust, less $5,609,029 for purchases of marketable securities, $898,323 used for the purchase of policies for investment purposes, $44,367 for purchases of property and equipment and $89 for the earnings on a certificate of deposit.  In comparison, in the First Quarter of last year, we used $6,330,458 for investing activities, of which $7,202,560 was for the purchase of policies for investment purposes, $127,613 for the net investment in marketable securities, $118,320 for purchases of property and equipment, less $1,118,035 from maturities on certificates of deposit.

Financing Activities: We used $3,714,793 for financing activities during the First Quarter of this year to pay dividends.  We used $1,818,862 of net cash in financing activities in the First Quarter of last year during which we paid dividends of $1,039,789 and made payments of $779,073 to retire all long-term debt.

Working Capital and Capital Availability: As of May 31, 2010, we had working capital of $32,721,186.  We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs.

Outlook

We continue to produce strong financial results, although rapid growth has declined.  We believe our company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  Our life settlements are not correlated to the financial or commodities markets, which increases their appeal in uncertain times.  Further, we have an adequate amount of cash and cash equivalents.  We carry no operational debt and do not rely on leverage in our capital structure.  We do rely, however, upon the availability of investment capital.  While it is conceivable that a deep financial crisis could diminish the supply of investment capital throughout the economy, our experience during the First Quarter of this year indicates that greater investment capital will be placed in life settlements.  We believe this is due to the fact that returns in life settlements are relatively attractive and not correlated to the performance of the financial markets.

Our operating strategy is to increase cash flows generated from operations by increasing revenues while controlling brokerage and operating and administrative expenses.  We believe that domestic and international demand for life settlements will continue to grow as the prospects for economic conditions remain uncertain and investors look for alternative investments.  We continue efforts to attract institutional clients.  On the supply side, we are increasing our advertising and professional awareness marketing to potential sellers of policies and to strengthen our broker network.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our risk exposure in the financial markets consists of exposure to interest rate changes and changes in the fair values of our investments.  Our risk exposure to changes in interest rates relates primarily to our investment portfolio.  We invest our excess cash in depository accounts with financial institutions and in income and equity-oriented investment funds.  We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk through portfolio diversification and review of the financial stability of the institutions with which we deposit funds.  We do not hold derivative financial instruments or financial instruments such as credit default swaps, auction rate securities, mortgage-backed securities or collateralized debt obligations in our investment portfolio.

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk.  Because our business strategy does not rely on generating material returns from our investment portfolio or cash holdings, we do not expect our market risk exposure on our interest-bearing assets to be material.

Some of our investment funds may have investments in derivative instruments or other structured securities resulting in indirect exposure for us.  But, any indirect exposure that we might have to these financial instruments through our holdings in these funds is relatively small and thus immaterial.  Fixed-rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fluctuate due to changes in interest rates.  We may suffer losses in principal if forced to sell securities that have declined in fair value due to negative market fluctuations and this potential loss may have a material impact on our financial condition, results of operations or cash flows.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  With the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based upon such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the quarter ended May 31, 2010, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 12, 2010, we entered into a settlement agreement with Maxim Group, LLC, an investment firm, to settle all claims in a civil action filed in 2007.  Under the settlement, we agreed to deliver to Maxim 56,230 shares of our common stock, which were held in treasury, valued for settlement purposes at $22.23 per share, or $1.25 million.  The cost of this settlement was accrued in our consolidated financial statements as of February 28, 2010, and had no effect on our cash position as of February 28, 2010 or May 31, 2010.  The shares were issued to Maxim on April 13, 2010.

On April 24, 2001, the state of Texas initiated a suit against LPI for alleged violations of the Texas Deceptive Trade Practices Act (“DTPA”).  The State claimed that the contracts LPI used with purchasers before 1998 did not clearly state that the purchasers were responsible for paying premiums to keep life insurance policies purchased in force and that LPI had violated the DTPA by requesting premiums from purchasers.  LPI contended that the purchasers of the policy interests were responsible to pay premiums, as they were the owners of the policies.  The trial court issued a summary judgment in favor of LPI, which was appealed by the State. After a lengthy appeals process, the matter was remanded back to the trial court and the LPI and the State agreed to settle the matter by entering into an Assurance of Voluntary Compliance (“AVC”) agreement, which was filed with the court on April 1, 2010.  Under the AVC, both parties stipulate that the action relates only to certain contracts used with Texas purchasers before 1998.  The AVC further stipulates that the Attorney General did not allege that LPI miscalculated escrow accounts or that it committed any crime, fraud, misappropriation or malfeasance regarding escrow accounts.  Under the terms of the AVC, LPI agreed not to request any further premium payments from the Texas purchasers identified in the AVC, to pay future premiums on their behalf, estimated at $32,162 annually, and to pay settlement costs totaling $300,000. This amount was accrued in our consolidated financial statements as of February 28, 2010.  By entering into the AVC, both parties agree to release and discharge each other from any and all claims for damages or other relief arising out of the action and we consider this matter to be completely resolved and settled.  Substantially all of the $300,000 was paid during the quarter ended May 31, 2010.

On May 6, 2010, we settled an administrative case with the Virginia State Corporation Commission, which provides for a “safe harbor” of procedures and disclosures that will permit us to accept Virginia residents as purchasers within a clearly defined regulatory structure.  The estimated cost of this settlement of $170,000 was accrued in our consolidated financial statements as of February 28, 2010, and was paid during the quarter ended May 31, 2010.

In the ordinary course of business, we may become subject to litigation or claims.  We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2010, for a detailed discussion of the risk factors affecting the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION:

None

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certifications
32.1	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      July 9, 2010
Life Partners Holdings, Inc.
By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal
executive officer)

By:	/s/ David M. Martin
David M. Martin
Chief Financial Officer and Principal Financial and
Accounting Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certifications	30-31
32.1	Section 1350 Certification	32