Form 10-Q
period 2010-08-31
LIFE PARTNERS HOLDINGS INC
filed 2010-10-08
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2010

or

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

Shares of Common Stock, $.01 par value, outstanding as of August 31, 2010: 14,915,246 (15,024,354 issued and outstanding less 109,108 treasury shares)

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets – August 31, 2010 and February 28, 2010	3-4
	Consolidated Statements of Income - For the Three and Six Months Ended August 31, 2010 and 2009	5
	Consolidated Statements of Cash Flows - For the Six Months Ended August 31, 2010 and 2009	6
	Notes to Consolidated Condensed Financial Statements	7-18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Shareholders	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

Signatures		31
Exhibit Index		32

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2010 (Unaudited) AND FEBRUARY 28, 2010

ASSETS
	August 31, 2010	February 28, 2010
CURRENT ASSETS:

Cash and cash equivalents	$34,476,056	$22,808,728
Certificate of deposit	100,712	100,534
Investment in securities	4,174,100	4,529,169
Accounts receivable – trade	5,366,564	12,494,404
Accounts receivable – other	55,794	595,025
Notes receivable	581,096	581,096
Income tax receivable	189,732	152,125
Deferred income taxes	185,612	745,788
Prepaid expenses	388,991	375,587
Total current assets	45,518,657	42,382,456

PROPERTY AND EQUIPMENT:

Land and building	2,310,265	2,274,895
Proprietary software	511,405	511,405
Furniture, fixtures and equipment	1,510,235	1,525,197
Transportation equipment	9,800	9,800
Subtotal	4,341,705	4,321,297

Accumulated depreciation	(1,734,674)	(1,657,293)
Net property and equipment	2,607,031	2,664,004

OTHER ASSETS:

Premium advances, net of allowance for uncollectible of $3,049,375 and $3,299,624, respectively	4,323,913	3,549,912
Investments in policies	18,207,512	16,460,353
Investment in life settlements trust	6,371,723	6,456,155
Artifacts and other	834,700	834,700
Deferred income taxes	772,680	379,592
Total other assets	30,510,528	27,680,712
Total assets	$78,636,216	$72,727,172

See the accompanying notes to consolidated condensed financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2010 (Unaudited) AND FEBRUARY 28, 2010

LIABILITIES AND SHAREHOLDERS' EQUITY

	August 31, 2010	February 28, 2010
CURRENT LIABILITIES:

Accounts payable	$3,151,465	$5,514,270
Accrued liabilities	871,966	2,345,276
Dividends payable	3,734,044	3,719,341
Accrued settlement expense	448,134	503,783
Deferred policy monitoring fees	998,994	240,950

Total current liabilities	9,204,603	12,323,620

Income taxes payable	279,705	553,896

Total liabilities	9,484,308	12,877,516

SHAREHOLDERS' EQUITY:

Common stock, $.01 par value 18,750,000 shares authorized; 15,024,354 shares issued and outstanding	150,243	150,243
Additional paid-in capital	11,460,311	11,460,311
Retained earnings	58,126,715	49,874,166
Accumulated comprehensive income, net of taxes	(200,297)	-
Less: treasury stock - 109,108 shares as of August 31, 2010 and 165,338 as of February 28, 2010	(385,064)	(1,635,064)
Total shareholders' equity	69,151,908	59,849,656

Total liabilities and shareholders' equity	$78,636,216	$72,727,172

See the accompanying notes to consolidated condensed financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2010 AND 2009
(Unaudited)
	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
REVENUES	$30,323,872	$29,055,566	$57,040,160	$56,499,170
BROKERAGE FEES	13,980,016	12,853,626	25,649,047	25,011,746
REVENUES, NET OF BROKERAGE FEES	16,343,856	16,201,940	31,391,113	31,487,424
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	2,926,606	3,307,290	6,121,598	6,766,135
Premium advances, net	280,716	394,510	455,086	806,725
Settlement costs	369,183	1,296,462	369,183	1,476,579
Depreciation	71,438	79,476	140,761	154,184
Total operating and administrative expenses	3,647,943	5,077,738	7,086,628	9,203,623
INCOME FROM OPERATIONS	12,695,913	11,124,202	24,304,485	22,283,801
OTHER INCOME (EXPENSES):
Interest and other income	62,776	536,952	297,331	1,286,147
Interest expense	-	-	(1,505)	(46,988)
Realized losses on securities	(147,534)	-	(111,204)	-
Total other income and expense	(84,758)	536,952	184,622	1,239,159
INCOME BEFORE INCOME TAXES	12,611,155	11,661,154	24,489,107	23,522,960
Total income taxes	4,510,787	4,036,139	8,778,144	8,452,476
NET INCOME	$8,100,368	$7,625,015	$15,710,963	$15,070,484
EARNINGS:
Per share - Basic and diluted	$0.54	$0.51	$1.05	$1.01
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	14,915,246	14,859,016	14,911,273	14,859,016
THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$8,100,368	$7,625,015	$15,710,963	$15,070,484
Unrealized gains (losses) on investment securities, net of taxes	54,870	268,418	(200,298)	806,772
COMPREHENSIVE INCOME	$8,155,238	$7,893,433	$15,510,665	$15,877,256
Common share dividends declared	$0.25	$0.25	$0.50	$0.50

See the accompanying notes to consolidated condensed financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2010 AND 2009
(Unaudited)
	Six Months Ended August 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,710,963	$15,070,484
Adjustments to reconcile net income to operating activities:
Depreciation	140,761	154,184
Realized loss on sales of securities	111,204	-
Change in allowance for uncollectible premiums	250,249	-
Impairment of investments in policies	54,862	33,840
Earnings on life settlements trust	(64,105)	(426,783)
Deferred income taxes	274,942	(189,324)
(Increase) decrease in operating assets:
Accounts receivable	7,667,071	(404,544)
Note receivable	-	(13,161)
Income taxes receivable	(37,607)	(123,081)
Prepaid expenses	(13,404)	5,677

Increase (decrease) in operating liabilities:
Accounts payable	(2,362,805)	92,629
Accrued liabilities	(223,311)	862,907
Accrued settlement expense	(55,649)	(118,092)
Income taxes payable	(274,191)	(244,334)
Deferred policy monitoring fees	758,044	8,000
Net cash provided by operating activities	21,937,024	14,708,402
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificate of deposit	(178)	-
Certificate of deposit maturities	-	2,933,239
Proceeds from sales of marketable securities	6,053,139	-
Purchases of marketable securities	(6,117,424)	(264,064)
Premium advances	(1,024,250)	-
Purchases of property and equipment	(83,788)	(296,209)
Proceeds from life settlements trust	148,537	81,368
Proceeds on investments in policies	81,405	-
Purchases of investment in policies and capitalized premiums	(1,883,426)	(7,365,811)
Net cash used in investing activities	(2,825,985)	(4,911,477)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	(779,073)
Dividends paid	(7,443,711)	(5,794,459)
Net cash used in financing activities	(7,443,711)	(6,573,532)
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,667,328	3,223,393
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,808,728	15,261,217
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,476,056	$18,484,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,505	$46,988
Income taxes paid	$8,815,000	$8,812,000

See accompanying notes to consolidated condensed financial statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

August 31, 2010

(Unaudited)

(1) DESCRIPTION OF BUSINESS

Life Partners Holdings, Inc. (“We” or “Life Partners”) is a specialty financial services company and the parent company of Life Partners, Inc. (“LPI”).  LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements.”  LPI facilitates the sale of life insurance policies between the sellers and purchasers, but does not take possession or control of the policies.  The purchasers acquire the life insurance policies at a discount to their face value for investment purposes.

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

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current year’s presentation.  Investment in securities is shown as a current asset as opposed to the prior period when it was classified as a long-term asset.  This change was made to reflect management’s short-term holding strategy.  State income tax expense is shown on the statements of income in all periods as deducted from pre-tax earnings to arrive at net income.  State income tax expense in previous periods was part of general and administrative expense.    Payments for state income taxes are now presented as a component of income taxes paid on the Statements of Cash Flows.  These reclassifications had no impact on our results of operation or financial condition.  It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim period have been made and that all adjustments are of a normal recurring nature.

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

ASC 320, Investments – Debt and Equity Securities, and ASC 958-320, Investments – Debt and Equity Securities, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  Adoption of ASC 320 and ASC 958-320 during Fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

ASC 810, Consolidation, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary.  ASC 810 was adopted on March 1, 2009, and had no impact on our financial condition, results of operations or cash flows.

ASC 820, Fair Value Measurements and Disclosures, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Effective March 1, 2008, management adopted ASC 820 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred.  In April 2009, the FASB issued ASC 820-10, which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased.  In August 2009, the FASB further clarified ASC 820-10, Measuring Liabilities at Fair Value, which applies to all entities that measure liabilities at fair value within the scope of Topic 820 and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more other valuation techniques.  We have no liabilities that are traded or exchanged, requiring measurement at fair value.  ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  In such circumstances, the ASC specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance.  Adoption of ASC 820 during our Fiscal 2010 had no impact on our financial condition, results of operations or cash flows.  ASU 2010-06 – Improving Disclosures about Fair Value Measurements, amended ASC 820 to clarify certain existing fair value disclosures and requires a number of additional disclosures.  The guidance in ASU 2010-06 clarified that disclosures should be presented separately for each class of assets and liabilities measured at fair value and provided guidance on how to determine the appropriate classes of assets and liabilities to be presented.  ASU 2010-06 also clarified the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  ASU 2010-06 introduced new requirements to disclose the amounts (on a gross basis) and reason for any significant transfers between Levels 1, 2, and 3 of the fair value hierarchy and present information regarding the purchases, sales, issuances and settlements of Level 3 assets and liabilities on a gross basis.  With the exception of the requirement to present changes in Level 3 measurements on a gross basis, which is delayed until 2011, the guidance in ASU 2010-06 became effective for reporting periods beginning after December 15, 2009.  Adoption of ASU 2010-06 on March 1, 2010 had no impact on our financial condition, results of operations or cash flows.

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

ASC 946-10-15-2 (ASU 2009-12), Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), provides amendments to Subtopic 820-10 for the measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The amendments permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of ASU 2009-12 using the net asset value per share, or its equivalent, of the investment.  Adoption of ASU 2009-12 during our Fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

(3) CASH AND CASH EQUIVALENTS

For purposes of the balance sheets and statements of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents.  The average balance of our operating checking account balance is generally in excess of $250,000.  The Federal Deposit Insurance Corporation (“FDIC”) currently insures all bank accounts up to $250,000, with unlimited coverage on non-interest-bearing accounts.  The amount of our cash accounts in excess of the FDIC insurance limit at August 31, 2010, and February 28, 2010, was $26,863,741 and $13,289,475, respectively.  Amounts in interest-bearing accounts in excess of $250,000, with the exception of amounts in FDIC sweep accounts, are at risk to the extent that their balances exceed FDIC coverage.  Money market investments generally do not have FDIC protection.  We believe we have mitigated our exposure to loss with deposits in a combination of five smaller, community banks and four of the largest national financial institutions.

(4) CERTIFICATES OF DEPOSIT

A certificate of deposit with an original maturity of greater than three months, but less than a year, is held in one banking institution.  The certificate of deposit was not in excess of the FDIC insurance limit at August 31, 2010, and February 28, 2010.

(5) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts reflecting settlement transactions that have closed, and revenue has been recognized, before the final funds are received to settle the transactions.  We also sometimes make non-interest-bearing advances to facilitate a settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment.  The receivable amounts at August 31, 2010, and February 28, 2010, were $5,366,564 and $12,494,404, respectively.

(6) ACCOUNTS RECEIVABLE – OTHER

The amounts shown on the balance sheet at August 31, 2010, termed Accounts Receivable – Other, is composed of $37,965 due us from maturities of policies and loans of $17,829 to various employees for a total of $55,794.  The amount for February 28, 2010, is composed of $574,288 due us from maturities of policies, loans of $18,115 to various employees, and $2,622 for an equipment financing loan for a total of $595,025.  We consider all receivables to be current and collectible.

(7) NOTES RECEIVABLE

The amounts shown on the balance sheet termed Notes Receivable represent a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009.  The original due date was February 28, 2009.  This note is substantially collateralized and we instituted collection proceedings, which resulted in an agreed final judgment being entered against the debtor on April 7, 2010, for the full amount of the note plus accrued interest, attorney’s fees, costs, all taxable costs of court and post judgment interest at the highest rate allowable by law.  Our counsel in this matter is seeking collection of this judgment and is investigating the available collateral to foreclose upon to satisfy the judgment.  We believe we will collect the full amount, including accrued interest, in the near term.  The amount, including accrued interest, at August 31, 2010 and February 28, 2010 was $581,096.

(8) PREMIUM ADVANCES

We make advances on policy premiums to maintain certain policies.  When the future premium amounts in escrow are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation based on our assumptions that we will ultimately recoup the advances.  To date, we have ultimately been fully reimbursed when we have made an advance and the policy has matured.

The table below shows the changes in the premium advances account.
Premium advance balance at February 28, 2010	$6,849,536
Advances	854,401
Reimbursements	(253,314)
Premium advance balance at May 31, 2010	7,450,623
Advances	394,426
Reimbursements	(471,761)
Premium advance balance at August 31, 2010	$7,373,288
Allowance for doubtful accounts	(3,049,375)
Net premium advance balance at August 31, 2010	$4,323,913

(9) INVESTMENTS IN SECURITIES

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Our securities investments consist of common stocks and income and equity mutual funds and are classified as available-for-sale securities.

Based on our analysis of these securities, we concluded last fiscal period that, based on the length of time the securities were in a loss position, some reductions in dividend rates, and the fact that we intended to sell the securities after year end, the unrealized loss was no longer temporary in nature and an impairment in the amount of the unrealized losses was recorded in earnings during the year ended February 28, 2010.  The basis on which the amount reclassified out of other comprehensive income and into earnings was determined using specific identification.  Our investments in securities held at February 28, 2010, were sold in the quarter ended May 31, 2010, and the proceeds were invested in different income and equity mutual funds.  The total proceeds received in fiscal 2011 were $6,053,139, resulting in a $147,534 realized loss.  The current unrealized loss is considered temporary in nature and the securities are recorded at fair value in Investment in Securities on the balance sheet, with the change in fair value during the current period included in equity through Other Comprehensive Income.

The table below shows the cost and estimated fair value of the investment securities classified as available-for-sale as of August 31, 2010, and February 28, 2010:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commodity, index, and foreign currency funds	$3,312,250	-	$(160,163)	$3,152,087
US common stocks	1,170,000	-	(147,987)	1,022,013
Total at August 31, 2010	$4,482,250	$-	$(308,150)	$4,174,100
US common stocks and funds	$4,529,169	$-	$-	$4,529,169
Total at Feb. 28, 2010	$4,529,169	$-	$-	$4,529,169

(10) INVESTMENT IN POLICIES

From time to time, we purchase interests in policies to hold for investment purposes.  ASC 325-30, Investments in Insurance Contracts, provides that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums, statutory interest, and direct external costs, if any) to keep the policy in force are capitalized.  We have historically elected to use the investment method, and refer to the recorded amount as the carrying value of the policies.

The table below describes the Investment in Policies account at August 31, 2010.

Policies With Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	186	$4,562,038	$7,277,239
1-2	57	1,273,912	2,477,972
2-3	15	315,823	575,387
3-4	2	22,420	41,765
4-5	-	-	-
Thereafter	-	-	-
Policies With Extended Life Expectancy
Viaticals	771	6,965,218	11,304,325
Life settlements	222	5,068,101	7,440,612
	993	12,033,319	18,744,937
Total of all policies	1,253	$18,207,512	$29,117,300

Our current business model, since fiscal 2004, brokers life settlements.  Brokered life insurance policies for the terminally ill, known as viaticals, have unpredictable life expectancies, given the advances in medical science and health care.  The bulk of policies that have exceeded life expectancy in our own investment in policies are viaticals.

Remaining life expectancy is based on original life expectancy estimates and is not an indication of expected maturity.  Actual maturity dates in any category may vary significantly (either earlier or later) from the remaining life expectancies reported above. Policies with an extended life expectancy are those policies whose initially estimated life expectancy has been exceeded.

We evaluate the carrying value of our investment in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return.  We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any.  Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value.  We recorded $54,862 and $33,840 of impairment for the six months ended August 31, 2010 and August 31, 2009, respectively.  The fair value of the impaired policies at August 31, 2010, and February 28, 2010, was $675,163 and $576,148, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the policies in force as of August 31, 2010, are as follows.
Year 1	$111,310
Year 2	122,031
Year 3	137,488
Year 4	929,619
Year 5	356,859
Thereafter	3,665
Total estimated premiums	$1,660,972

The majority of our Investment in Policies was purchased as part of settlement agreements and purchases from existing clients, which we refer to as tertiary purchases.  We do not currently have a strategy of buying large amounts of policies for investment purposes, but we expect to continue to make purchases as they may be presented to us and if the purchases can be made with benefit to both parties.  Since the purchases for our own account are motivated by settlements and tertiary purchases, the supply of available policies in the secondary market does not affect our purchases.  The risks that we might experience as a result of investing in policies are an unknown remaining life expectancy, a change in credit worthiness of the policy issuer, funds needed to maintain the asset until maturity and changes in discount rates.

(11) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (“the Trust”) created for the acquisition of life settlements.  As of August 31, 2010 and February 28, 2010, we owned 19.9% of the trust, carried at $6.4 and $6.5 million, respectively, and accounted for on the equity method of accounting.  At August 31, 2010, the Trust owned a portfolio of 266 life insurance settlements with a face value of $689 million, of which LPI supplied settlements with a face value of approximately $278 million.  We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets.  The Trust experienced a maturity during the quarter ended May 31, 2010, and we were paid $165,152 from this maturity.  No distributions from the Trust were received during the quarter ended August 31, 2010. We have considered any potential impairment to the investment and believe no impairment to the investment value is warranted.

(12) INCOME TAXES

Income tax expense was made up of the following components:

	Six Months Ended August 31,
	2010	2009
Federal income taxes	$8,262,393	$8,444,586
Deferred tax expense (benefit)	274,942	(189,324)
State income taxes	240,809	197,214
Total income tax expense	$8,778,144	$8,452,476

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	August 31, 2010	Feb. 28, 2010
Deferred tax assets:
Premium advances allowance	$1,067,280	$1,154,865
Investment in securities	-	638,177
Deferred policy monitoring fees	349,648	-
Policy impairments	215,689	196,487
State taxes	190,542	286,150
Unrealized loss on investment securities	107,853	-
Contingency costs	112,152	569,129
Compensated absences	34,532	34,098
Loss on investment in trust	22,444	22,444
Capital loss carryover	638,177	-
Valuation allowance	(611,298)	(611,298)
Net deferred tax assets	2,127,019	2,290,052
Deferred tax liabilities:
Settlement costs	(945,258)	(945,258)
Depreciation	(184,006)	(207,456)
Prepaid expenses	(39,463)	(11,958)
Net deferred tax liabilities	(1,168,727)	(1,164,672)
Total deferred tax asset, net	$958,292	$1,125,380
Summary of deferred tax assets:
Current	$185,612	$745,788
Non-current	772,680	379,592
Total deferred tax asset, net	$958,292	$1,125,380

In Fiscal 2010, we recorded a valuation allowance of $611,298 for capital losses resulting from other-than-temporary impairments.  This amount represents capital losses that we will not be able to deduct unless we have corresponding capital gains to apply the losses against.

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

At February 28, 2010, we determined that it is more likely than not that we will be assessed additional Texas Margin Tax for non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin Tax taxable basis.  At August 31, 2010, the amount accrued for this uncertain tax position was $124,767.  At February 28, 2010, the amount accrued for this uncertain tax position including estimated interest and penalties of $21,932, was $402,104.

The year ended February 28, 2010, was the first period with such a tax position.  A reconciliation of the beginning and ending amount of unrecognized tax expense for the current period is as follows.
Balance at February 28, 2010	$402,104
Reductions based on tax positions related to the current period	(277,337)
Balance at August 31, 2010	$124,767

(13)	COMPREHENSIVE INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive income for the three months ended August 31, 2010, and August 31, 2009, was $8,155,238 and $7,893,433, respectively.  Basic and diluted earnings per share for comprehensive income for the three months ended August 31, 2010, and August 31, 2009, net of tax, were $0.55 and $0.53, respectively.  Comprehensive income for the six months ended August 31, 2010, and August 31, 2009, was $15,510,665 and $15,877,256, respectively.  Basic and diluted earnings per share for comprehensive income for the six months ended August 31, 2010, and August 31, 2009, net of tax, were $1.04 and $1.07, respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the six month periods ended August 31, 2009 and 2010:

Date Declared	Date Paid	Dividend Amount
05/07/09	06/15/09	$0.07
05/14/09	06/15/09	$0.25
07/27/09	09/15/09	$0.25
04/26/10	06/15/10	$0.25
08/06/10	09/15/10	$0.25

On September 3, 2010 we declared a $.25 per share special dividend, payable to shareholders of record of October 15, 2010, payable on or about October 29, 2010.

(14) FAIR VALUE MEASUREMENTS

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

•
Level 2 inputs: Level 2 inputs are from other-than-quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted market prices of similar assets or liabilities in active markets, or quoted market prices for identical or similar assets or liabilities in markets that are not active).

•	Level 3 inputs: Level 3 inputs are unobservable (e.g., a company’s own data) and should be used to measure fair value to the extent that observable inputs are not available.

Following is a table of Investment in Securities measured at fair value on a recurring basis as of August 31, 2010, and February 28, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Commodity, index, and foreign currency funds	$3,152,087	-	-	$3,152,087
US common stocks	1,022,013	-	-	1,022,013
Total at August 31, 2010	$4,174,100	-	-	$4,174,100

US common stocks and funds	$4,529,169	-	-	$4,529,169
Total at Feb. 28, 2010	$4,529,169	-	-	$4,529,169

Our financial assets and liabilities are cash and cash equivalents, certificates of deposit, accounts receivable, a note receivable, investments in securities, investments in policies, investment in a life settlements trust, accounts payable and accrued liabilities.  The recorded values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 3 through 6.  The recorded value of the note receivable is the original note amount plus accrued interest.  The note’s fair value is not readily determinable; it is discussed in Note 7.  The recorded value of investments in securities is based on fair value and is discussed in Note 9.  The investment in the Trust is accounted for using the equity method of accounting, and is recorded at our investment account balance.  The investment’s fair value is not readily determinable; it is discussed in Note 11.

The carrying value of our investments in policies totaled $18,207,512, which includes $465,138 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $19,485,340.  Fair value of the investment in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio.  The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates.  The investments in policies are discussed more fully in Note 10.  A progression of the Level 3 inputs is shown in the table below:
Balance at February 28, 2010	$-
Transfers from Level 2	18,866,580
Purchases of policies	1,883,426
Maturities of policies	(81,405)
Change in unrealized gains	(1,183,261)
Estimated Fair Value at August 31, 2010	$19,485,340

In April 2009, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures, which  provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10 has had no impact on our financial condition, results of operations or cash flows.

(15) CONTINGENCIES

We are involved in various claims, suits, assessments, regulatory investigations, and legal proceedings that arise from time-to-time in the ordinary course of our business.

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which LPI arranged the settlement with purchasers.  Most of these denials are related to unforeseeable reductions in face value.  Face value of the policies in question total $502,108 and our estimated liability is recorded in accrued liabilities at August 31, 2010.  During the three months and six months ended August 31, 2010, we accrued an additional $41,000 for future claims that might arise in relation to these policies.  During the same periods, we paid $44,399 and $96,649 of settlements, respectively, which had been accrued in the current and previous periods.

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

While we do not expect that the ultimate outcomes in these proceedings or matters, individually or collectively, will have a material adverse effect on our business, financial position, results of operations, or cash flows, the results and timing of the ultimate resolutions of these various proceedings and matters are inherently unpredictable.  Whether the outcome of any claim, suit, assessment, regulatory investigation, or legal proceeding, individually or collectively, could have a material effect on our business, financial condition, results of operations, or cash flows, will depend on a number of variables, including the nature, timing, and amount of any associated expenses and amounts paid in settlement or damages, or the results of regulatory action that might limit markets or increase compliance costs.

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

(16) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements.  The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  For the six months ended August 31, 2010, and 2009, contribution expense for our matching contributions to the 401(k) plan was $93,757 and $51,825, respectively.

(17) RELATED PARTY TRANSACTION

We operate under an agreement with ESP Communications, Inc. (“ESP”), which is owned by the spouse of our Chief Executive Officer.  Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims.  Either party may cancel the agreement with a 30-day written notice.  We currently pay ESP $7,500 on a semi-monthly basis for its services.  We recorded management services expense concerning this agreement with ESP of $90,000 in each of the six months ended August 31, 2010 and 2009.

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F).  For the six months ended August 31, 2010, and 2009, the aircraft costs were $128,351 and $77,634, respectively.

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

ASC 325-30, Investments in Insurance Contracts, states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is to be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor is to recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are to be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We value all of our investments in life settlement contracts using the investment method.  As of August 31, 2010 and February 28, 2010, the total of our investment in life settlements held for our own account was valued at $18,207,512 and $16,460,353, respectively.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there were no asset impairments during the six months ended August 31, 2010, and at February 28, 2010.

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

We make estimates of the collectability of these premium advances.  Until Fiscal 2010, due to the uncertainty of the outcome of a relevant court case, we were unable to estimate the amount of any future advances we may elect to make or the timing of the amount of reimbursements we were likely to receive.  Within Fiscal 2010, issues were resolved that enabled us to better estimate the collectability of premium advances.  An agreement with the state of Texas allowed us to specifically identify a class of purchasers for whom we made premium advances, and which, under the terms of the agreement, will be uncollectible.  Our historical success of collecting premium advances has enabled us to build a body of evidence by which we can demonstrate full collectability of the remaining balance of advanced premiums.  To date, we have ultimately been fully reimbursed when we have made an advance and the policy has matured.  As a result, we eliminated $3.5 million of the allowance on the advanced premiums account in the fourth quarter of Fiscal 2010.  We record invoiced premiums as an increase to premium advances, and reduce the account for payments and other adjustments.  We establish an allowance against the premium advance account for certain Texas purchasers based on the date of the contract issuance.

We evaluate the carrying value of our investment in owned policies.  We adjust our total basis in the policies (original cost plus capitalized premiums) based on assumptions made about remaining life expectancy, funds needed to maintain the asset until maturity, discount rates and potential return.  This evaluation provides us with any impairment of individual policies and also provides us with an estimate of fair value.

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

New Accounting Pronouncements

We follow accounting standards set by the Financial Accounting Standards Board (the “FASB”).  The FASB sets the accounting principles generally accepted in the United States (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification Topic 105 (the “ASC”).  In June 2009, the FASB approved the FASB ASC, which, as of July 1, 2009, became the single source of authoritative, nongovernmental GAAP.  The ASC was not intended to change GAAP.  Rather, the ASC reorganizes all previous GAAP pronouncements into accounting topics, and displays all topics using a consistent structure.  All existing standards that were used to create the ASC are now superseded, aside from those issued by the SEC, replacing the previous references to specific Statements of Financial Accounting Standards with numbers used in the ASC’s structural organization.  All guidance in the ASC has an equal level of authority.  The ASC is effective for financial statements that cover interim and annual periods ended after September 15, 2009.  There was no impact on our financial position, results of operations or cash flows as a result of the adoption of ASC.

ASC 320, Investments – Debt and Equity Securities, and ASC 958-320, Investments – Debt and Equity Securities, amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  Adoption of ASC 320 during Fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

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

ASU 2010-06, Improving Disclosures about Fair Value Measurements, amended ASC 820 to clarify certain existing fair value disclosures and requires a number of additional disclosures.  The guidance in ASU 2010-06 clarified that disclosures should be presented separately for each class of assets and liabilities measured at fair value and provided guidance on how to determine the appropriate classes of assets and liabilities to be presented.  ASU 2010-06 also clarified the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  ASU 2010-06 introduced new requirements to disclose the amounts (on a gross basis) and reason for any significant transfers between Levels 1, 2, and 3 of the fair value hierarchy and present information regarding the purchases, sales, issuances and settlements of Level 3 assets and liabilities on a gross basis.  With the exception of the requirement to present changes in Level 3 measurements on a gross basis, which is delayed until 2011, the guidance in ASU 2010-06 became effective for reporting periods beginning after December 15, 2009.  Adoption of ASU 2010-06 on March 1, 2010, had no impact on our financial condition, results of operations or cash flows.

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

We are a financial services company providing purchasing services for life settlements to our client base.  We do this by matching life settlors with purchasers.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 120,000 purchaser transactions associated with the purchase of over 6,300 policies totaling over $2.6 billion in face value.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the three and six months ended August 31, 2010 and 2009:

	Three Months		Six Months
	2010	2009	2010	2009
Number of settlements	50	52	88	104
Face value of policies	$148,006,904	$148,942,938	$247,551,170	$285,205,442
Average revenue per settlement	$606,477	$558,761	$648,184	$543,261
Net revenues derived*	$16,343,856	$16,201,940	$31,391,113	$31,487,424

*      Net revenues derived are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended August 31, 2010 and 2009

We reported net income of $8,100,368 for the three months ended August 31, 2010 (the “Second Quarter of this year”), compared to net income of $7,625,015 for the three months ended August 31, 2009 (the “Second Quarter of last year”).  Our stronger net income resulted primarily from a 71.5% decrease in settlement expenses, as the Second Quarter of last year included a $770,000 settlement with the state of Florida.  Net income in the Second Quarter of this year was also aided by an 11.5% decrease in general and administrative expenses, primarily resulting from a reduction in legal fees.  The number of life settlement transactions we brokered decreased from 52 to 50, while the average revenue per settlement increased by 8.5%, from $558,761 in the Second Quarter of last year to $606,477 in the Second Quarter of this year, continuing a trend of fewer transactions, but at higher face values per settlement and a higher revenue, net of brokerage fees, per transaction.

Revenues: Revenues increased 4.4% or $1,268,306, from $29,055,566 in the Second Quarter of last year to $30,323,872 in the Second Quarter of this year.  Total brokerage and referral fees increased by $1,126,390, resulting in a 0.9% increase in the net revenues derived.

During the periods presented, demand for our services remained steady, as did the number of policies presented to us that met our purchasing qualifications.  While face value per policy has remained constant, we have become more selective in our offering process, which resulted in a lower number of settlements with higher net revenues.  Most of our competitors have adopted a single or preferred-client business model, which relies on a relatively narrow purchaser base.  In contrast, we employ a multi-client business model and our purchaser base is much broader.  While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon any single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term.

We believe demand for our services comes from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments.  Returns on life settlements are based on the inherent value in the face value of life insurance policies, which are purchased at a discount to face value and adjusted for projected future premiums and the projected holding period of the policy to maturity.  For this reason, life settlement returns are not correlated to traditional equity and debt markets and commodity investments.  We benefit from the investment community searching for non-correlated, asset-based investments.  Although we serve both domestic and international purchasers, domestic purchasers accounted for 99.4% of our revenues during the Second Quarter of this year.  The ratio of domestic clients to international clients was relatively unchanged from last year.

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

Brokerage and Referral Fees: Brokerage and referral fees increased 8.8% or $1,126,390 from $12,853,626 in the Second Quarter of last year to $13,980,016 in the Second Quarter of this year, primarily as a result of paying a promotional bonus to licensees, who originate retail purchasers.  Brokerage and referral fees as a percentage of gross revenue increased from 44.2% in the Second Quarter of last year to 46.1% in the Second Quarter of this year.  In the Second Quarter of this year, broker referrals accounted for 100% of the total face value of policies transacted, which is unchanged from the Second Quarter of last year.  For the Second Quarter of this year, three brokers accounted for more than 10% of the face value of all completed transactions and constituted 44.6% of the total face value of completed transactions.  For the Second Quarter of last year, two brokers accounted for more than 10% of the face value of all completed transactions, and constituted 29.2% of the total face value of completed transactions.  The increase in concentration for the Second Quarter of this year counters an earlier trend toward lesser concentration.  We will continue to monitor supply concentration and its possible effects on brokerage and referral fees.

Brokerage and referral fees generally increase or decrease with revenues, the face values of policies transacted, and the volume of transactions, although the exact ratio of fees may vary.  Brokers may adjust their fees with the individual policyholders whom they represent.  In some instances, several brokers may compete for representation of the same seller, which may result in lower broker fees.  Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category and individual agreements between clients and their referring financial planners.  No broker fees are paid when a life settlor presents a policy to us directly.

More states now license life settlement brokerage activity, which may result in the capping of fees or greater disclosure of fees, either of which could lower our fees.

Expenses: General and administrative expenses decreased by 11.5% or $380,684 from $3,307,290 in the Second Quarter of last year to $2,926,606 in the Second Quarter of this year.  The decrease is primarily due to a $393,006 decrease in legal fees.  In past periods we incurred significant legal fees for representation for lawsuits we were involved in, while this year we are incurring much less of those expenses.  Whether this lower level of legal expense will continue is uncertain, since we have limited control over individuals or regulatory agencies who might assert claims.  The only significant increase in general and administrative expenses during the Second Quarter of this year was the $202,817 increase in executive bonuses.  Executive bonuses are calculated based on quarterly pre-tax earnings, which were higher.  There were no other significant expense changes.

During the Second Quarter of this year and last year, we made premium advances of $394,427 and $542,651, respectively, and were reimbursed $471,761 and $148,141, respectively.  In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account maintained by an unrelated third party to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.

Total other income decreased $621,710 from $536,952 in the Second Quarter of last year to ($84,758) in the Second Quarter of this year, primarily due to much lower interest earnings on the Investment in life settlements trust and lower interest rates on invested funds.  Although cash holdings were significantly higher than a year ago, interest rates continued to decline, which resulted in lower interest income in the Second Quarter of this year.  The Second Quarter of this year also includes a $147,534 realized loss on sales of securities.

Income Taxes: Income tax expense increased 11.8%, from $4,036,139 in the Second Quarter of last year to $4,510,787 in the Second Quarter of this year.  This increase is primarily a result of higher taxable income and deferred tax assets reversing and becoming an expense, while in the previous period they were a benefit.

Comparison of the Six Months Ended August 31, 2010 and 2009

We reported net income of $15,710,963 for the six months ended August 31, 2010 (“the First Six Months of this year”), compared to net income of $15,070,484 for the six months ended August 31, 2009 (“the First Six Months of last year”).  Our stronger net income resulted primarily from a 75.0% decrease in settlement expenses.  The First Six Months of last year included a $770,000 settlement with the state of Florida.  Net income was also increased with a 9.5% decrease in general and administrative expenses and a 43.6% decline in net premium advances.  The positive effect of the declines in these expense levels were reduced by the $952,486 decrease in interest and dividend income.  Revenues and net revenues remained relatively unchanged.  The number of settlements transacted decreased from 104 to 88 and the average revenue per settlement increased by 19.3%, increasing from $543,261 in the First Six Months of last year to $648,184 in the First Six Months of this year.

Revenues: Revenues were relatively unchanged, increasing by $540,990 or 1.0% from $56,499,170 in the First Six Months of last year to $57,040,160 in the First Six Months of this year.  We are continuing a trend toward transactions with larger face amounts.  The increase in revenue, in conjunction with increased brokerage and licensee fees, resulted in a 0.3% decrease in the net revenues derived.

During the periods presented, demand for our services remained steady, as did the number of policies presented to us that met our purchasing qualifications.  While face value per policy has remained constant, we have become more selective in our offering process, which resulted in a lower number of settlements with higher net revenues.  Most of our competitors have adopted a single or preferred client business model, which relies on a relatively narrow purchaser base.  In contrast, we employ a multi-client business model and our purchaser base is much broader.  While a single purchaser may account for a substantial share of revenues during a particular quarterly period, we do not intend to become reliant upon any single purchaser and expect that no single purchaser will account for a substantial share of revenues during the long-term.

We believe demand for our services comes from several factors, one of which is an investment trend toward diversifying investment portfolios and avoiding economically sensitive investments.  Returns on life settlements are based on the inherent value in the face value of life insurance policies, which are purchased at a discount to face value and adjusted for projected future premiums and the projected holding period of the policy to maturity.  For this reason, life settlement returns are not correlated to traditional equity and debt markets and commodity investments.  We benefit from the investment community searching for non-correlated, asset-based investments.  Although we serve both domestic and international purchasers, domestic purchasers accounted for 99.1% of our revenues during the First Six months of this year.  The ratio of domestic clients to international clients was relatively unchanged from last year.

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

Brokerage and Referral Fees: Brokerage and referral fees increased 2.5% or $637,301 from $25,011,746 in the First Six Months of last year to $25,649,047 in the First Six Months of this year.  Brokerage and referral fees as a percentage of gross revenue increased slightly from 44.3% in the First Six Months of last year to 45.0% in the First Six Months of this year.  Licensee fees increased $2,759,728 primarily due to a promotional bonus in place in the current period.  Brokerage fees decreased $1,721,407.  In the First Six Months of this year, broker referrals accounted for 99.9% of the total face value of policies transacted compared with 98.6% of the policies transacted in the First Six Months of last year.  For the First Six months of this year, three brokers accounted for more than 10% of the face value of all completed transactions and constituted 46.4% of the total face value of completed transactions.  For the First Six months of last year, no brokers accounted for more than 10% of the face value of all completed transactions.  The increase in concentration for the First Six months of this year counters an earlier trend toward lesser concentration.  We will continue to monitor supply concentration and its possible effects on brokerage and referral fees.

Brokerage and referral fees generally increase or decrease with revenues, the face values of policies transacted and the volume of transactions, although the exact ratio may vary according to a number of factors.  Brokers may adjust their fees with the individual policyholders whom they represent. In some instances, several brokers may compete for representation of the same seller, which may result in lower broker fees.  Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category and individual agreements between clients and their referring financial planners.  No broker fees are paid when a life settlor is not represented by a broker and the life settlor presents a policy to us directly.

Some states are moving to license life settlement brokerage activity, which may result in the capping of fees or greater disclosure of fees, either of which could tend to lower our fees.

Expenses: General and administrative expenses decreased 9.5% or $644,537 from $6,766,135 in the First Six Months of last year to $6,121,598 in the First Six Months of this year.  This decrease was due to lower executive bonuses and legal fees.  Due to the manner in which executive bonuses were accrued last year, there was an additional bonus recognized in the First Six Months of last year so this year’s executive bonus expense by comparison is lower despite higher pre-tax earnings.  Legal fees have declined due to settlement of lawsuits in past periods.

During the First Six Months of this year and last year, we made premium advances of $1,248,827 and $1,113,739, respectively, and were reimbursed $725,074 and $307,014, respectively.  In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and reserved to pay future premiums.  When the premium reserve is exhausted, purchasers are contractually obligated to pay policy premiums.  In some instances, purchasers have failed to pay the premiums and we have advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  We record the premium advances as an expense at the time of the advance and treat reimbursements as a reduction in this expense.  We are unable to estimate the amount of any future advances we may elect to make or the amount of reimbursements we are likely to receive.  Because of our inability to estimate these amounts, we do not accrue amounts for future advances or reimbursements.

Other income and expense decreased from $1,239,159 of income in the First Six Months of last year to $184,622 in the First Six Months of this year primarily due to reduced interest and dividend income in the current year and the $426,783 gain in the prior year that resulted from converting the Investment in Partnership to an Investment in Trust as well as lower gains from maturities of owned policies and the realized losses on sales of securities of $111,204 in the current year.

Income Taxes: Income tax expense increased $325,668, or 3.9%, from $8,452,476 in the First Six Months of last year to $8,778,144 in the First Six Months of this year.  This increase is primarily a result of higher taxable income and deferred tax assets reversing and becoming an expense, while in the previous period they were a benefit.

Contractual Obligations

We lease office equipment under non-cancelable operating leases expiring in various years through 2014.  The following table summarizes our outstanding lease commitments as of August 31, 2010:
Year 1	$58,910
Year 2	20,034
Year 3	13,974
Year 4	12,003
Year 5	1,523
Thereafter	-
Total Lease Commitments	$106,044

Liquidity and Capital Resources

Operating Activities: Net cash flows provided by operating activities for the First Six Months of this year were $21,937,024.  Sources of cash flow resulted primarily from net income of $15,710,963, a $7,667,071 decrease in accounts receivable as we collected closing funds before the end of the quarter and an increase in policy monitoring costs of $758,044.  Uses of cash were primarily a $2,362,805 reduction in accounts payable from paying commissions, a decrease in income taxes payable of $274,191 and a decrease in accrued liabilities of $223,311.  Net cash flows provided by operating activities for the First Six Months of last year were $14,708,402.  The cash flows from operating activities for last year resulted primarily from net income of $15,070,484 and an increase in accrued liabilities of $862,907, less $426,783 earnings from the investment in the trust, an increase in accounts receivable of $404,544 and a net decrease in income taxes payable of $244,334.

Investing Activities: Net cash flows used in investing activities were $2,825,985 during the First Six Months of this year.  This amount consists of $6,053,139 proceeds from sales of marketable securities, $148,537 from maturities within the life settlements trust and $81,405 from maturities of owned policies, less $6,117,424 for purchases of marketable securities, $1,883,426 for the purchase of policies for investment purposes, premium advances of $1,024,250, $83,788 for purchases of property and equipment and $178 for the earnings on a certificate of deposit.  In comparison, in the First Six Months of last year, we used $4,911,477 for investing activities.  Of these cash flows, $2,933,239 came from maturities of certificates of deposit and $81,368 from maturities within the life settlements trust, less $7,365,811 for the purchase of policies for investment purposes, $296,209 for purchases of property and equipment and $264,064 for the net investment in marketable securities.

Financing Activities: We used $7,443,711 for financing activities during the First Six Months of this year to pay dividends.  We used $6,573,532 of net cash in financing activities in the First Six Months of last year to pay dividends of $5,794,459 and make payments of $779,073 to retire all long-term debt.

Working Capital and Capital Availability: As of August 31, 2010, we had working capital of $36,314,054.  We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs.

Outlook

We continue to produce strong financial results, although growth rates have declined.  We believe our company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  Our life settlements are not correlated to the financial or commodities markets, which increases their appeal in uncertain times.  Further, we have an adequate amount of cash and cash equivalents.  We carry no debt and do not rely on leverage in our capital structure.  We do rely, however, upon the availability of investment capital.  Our experience during the First Six Months of this year indicates that investment capital remains available and will continue to be placed in life settlements.  We believe this is due to the fact that returns in life settlements are relatively attractive and not correlated to the performance of the financial markets.

Our operating strategy is to increase cash flows generated from operations by increasing revenues, while controlling brokerage, settlement and general and administrative expenses.  We believe that domestic and international demand for life settlements will continue to grow as the prospects for economic conditions remain uncertain and purchasers look for alternative investments.  We continue efforts to attract institutional clients.  On the supply side, we are increasing our advertising and professional awareness marketing to potential sellers of policies and to strengthen our broker network.

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

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk.  Because our business strategy does not rely on generating material returns from our investment portfolio or cash holdings, we do not expect our market risk exposure on our interest-bearing assets to materially impact our operating results.

Fixed-rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fluctuate due to changes in interest rates.  We may suffer losses in principal if forced to sell securities that have declined in fair value due to negative market fluctuations although it is not expected that this potential loss would have a material impact on our financial condition, results of operations or cash flows.

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

There were no changes in our internal controls over financial reporting during the quarter or six months ended August 31, 2010, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various claims, suits, assessments, regulatory investigations, and legal proceedings that arise from time-to-time.  We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2010, for a detailed discussion of the risk factors affecting us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

We held our 2010 Annual Meeting of Shareholders on August 5, 2010, the results of which were reported under Item 8.01 in a Form 8-K, which was filed on August 10, 2010.  The information under Item 8.01 is incorporated in response to this item.

ITEM 5.	OTHER INFORMATION:

None

ITEM 6.  EXHIBITS

31.1               Rule 13a-14(a) Certifications
32.1               Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 8, 2010

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo President and Chief Executive Officer (Signing on behalf of the registrant and as principal executive officer)

By: /s/ David M. Martin
David M. Martin
Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certifications	33-34
32.1	Section 1350 Certification	35