Form 10-Q
period 2010-11-30
LIFE PARTNERS HOLDINGS INC
filed 2011-01-10
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: November 30, 2010

or

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

Shares of Common Stock, $.01 par value, outstanding as of November 30, 2010: 14,915,246 (15,024,354 issued and outstanding less 109,108 treasury shares).

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – November 30, 2010 and February 28, 2010	3-4

	Consolidated Statements of Income - For the Three and Nine Months Ended November 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows - For the Nine Months Ended November 30, 2010 and 2009	6

	Notes to Consolidated Condensed Financial Statements	7-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	29

Signatures		30

Exhibit Index		31

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2010 (Unaudited) AND FEBRUARY 28, 2010

ASSETS
	November 30,	February 28,
	2010	2010
CURRENT ASSETS:

Cash and cash equivalents	$28,610,977	$22,808,728
Certificate of deposit	100,724	100,534
Investment in securities	5,408,816	4,529,169
Accounts receivable – trade	11,893,089	12,494,404
Accounts receivable – other	52,637	595,025
Notes receivable	581,096	581,096
Income tax receivable	-	152,125
Deferred income taxes	670,236	745,788
Prepaid expenses	138,204	375,587

Total current assets	47,455,779	42,382,456

PROPERTY AND EQUIPMENT:

Land and building	2,312,002	2,274,895
Proprietary software	515,553	511,405
Furniture, fixtures and equipment	1,519,468	1,525,197
Transportation equipment	9,800	9,800

Subtotal	4,356,823	4,321,297

Accumulated depreciation	(1,805,792)	(1,657,293)

Net property and equipment	2,551,031	2,664,004

OTHER ASSETS:

Premium advances, net of allowance for uncollectible of $3,128,905 and $3,299,624, respectively	4,899,810	3,549,912
Investments in policies	18,603,572	16,460,353
Investment in life settlements trust	6,249,060	6,456,155
Artifacts and other	834,700	834,700
Deferred income taxes	370,808	379,592
Total other assets	30,957,950	27,680,712

Total assets	$80,964,760	$72,727,172

See the accompanying notes to consolidated condensed financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2010 (Unaudited) AND FEBRUARY 28, 2010

LIABILITIES AND SHAREHOLDERS' EQUITY

	November 30,	February 28,
	2010	2010
CURRENT LIABILITIES:

Accounts payable	$5,743,050	$5,514,270
Accrued liabilities	909,386	2,345,276
Dividends payable	3,735,079	3,719,341
Accrued settlement expense	255,587	503,783
Income taxes payable	199,448	-
Deferred policy monitoring fees	954,728	240,950

Total current liabilities	11,797,278	12,323,620

Income taxes payable	385,201	553,896

Total liabilities	12,182,479	12,877,516

SHAREHOLDERS' EQUITY:

Common stock, $0.01 par value 18,750,000 shares authorized; 15,024,354 shares issued and outstanding	150,243	150,243
Additional paid-in capital	11,460,311	11,460,311
Retained earnings	57,735,687	49,874,166
Accumulated comprehensive income, net of taxes	(178,896)	-
Less: treasury stock - 109,108 shares as of November 30, 2010 and 165,338 as of February 28, 2010	(385,064)	(1,635,064)

Total shareholders' equity	68,782,281	59,849,656

Total liabilities and shareholders' equity	$80,964,760	$72,727,172

See the accompanying notes to consolidated condensed financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
REVENUES	$26,241,865	$30,967,256	$83,282,026	$87,466,426

BROKERAGE FEES	12,109,403	14,503,000	37,758,450	39,514,746

REVENUES, NET OF BROKERAGE FEES	14,132,462	16,464,256	45,523,576	47,951,680

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	2,980,624	2,744,524	9,102,224	9,510,659
Premium advances, net	208,435	471,160	663,521	1,277,885
Settlement costs	205,833	477,821	575,016	1,954,400
Depreciation	71,118	79,935	211,879	234,119

Total operating and administrative expenses	3,466,010	3,773,440	10,552,640	12,977,063

INCOME FROM OPERATIONS	10,666,452	12,690,816	34,970,936	34,974,617

OTHER INCOME (EXPENSES):
Interest and other income	277,966	464,307	575,297	1,750,454
Interest expense	-	-	(1,505)	(46,988)
Realized gains (losses) on securities	231,118	-	119,914	-

Total other income and expense	509,084	464,307	693,706	1,703,466

INCOME BEFORE INCOME TAXES	11,175,536	13,155,123	35,664,642	36,678,083

Total income taxes	4,108,138	4,723,199	12,886,281	13,175,675

NET INCOME	$7,067,398	$8,431,924	$22,778,361	$23,502,408

EARNINGS:

Per share - Basic and diluted	$0.47	$0.57	$1.53	$1.58

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	14,915,246	14,859,016	14,912,588	14,859,016

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$7,067,398	$8,431,924	$22,778,361	$23,502,408
Unrealized gains (losses) on investment securities, net of taxes	21,402	115,256	(178,896)	922,028

COMPREHENSIVE INCOME	$7,088,800	$8,547,180	$22,599,465	$24,424,436

Common share dividends declared	$0.50	$0.25	$1.00	$0.75

 See the accompanying notes to consolidated condensed financial statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(Unaudited)

	Nine Months Ended November 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,778,361	$23,502,408
Adjustments to reconcile net income to operating activities:
Depreciation	211,879	234,119
Realized gain on sales of securities	(119,914)	-
Impairment of investments in policies	111,333	188,125
Earnings on life settlements trust	(104,272)	(649,027)
Deferred income taxes	180,666	(450,948)
(Increase) decrease in operating assets:
Accounts receivable	1,143,697	(2,939,318)
Note receivable	-	(19,705)
Prepaid expenses	237,383	64,302
Increase (decrease) in operating liabilities:
Accounts payable	228,779	1,104,203
Accrued liabilities	(185,890)	815,711
Accrued settlement expense	(248,196)	134,526
Income taxes payable	182,882	368,802
Deferred policy monitoring fees	713,778	10,900
Net cash provided by operating activities	25,130,486	22,364,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificate of deposit	(190)	-
Certificate of deposit maturities	-	2,933,237
Proceeds from sales of marketable securities	9,819,622	-
Purchases of marketable securities	(10,854,577)	(348,522)
Premium advances, net	(1,349,898)	-
Purchases of property and equipment	(98,906)	(354,741)
Proceeds from life settlements trust	311,367	101,147
Proceeds from investments in policies	83,469	-
Increase in other assets	-	(3,000)
Purchases of investment in policies and capitalized premiums	(2,338,021)	(7,656,105)
Net cash used in investing activities	(4,427,134)	(5,327,984)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	(779,073)
Dividends paid	(14,901,103)	(9,509,776)
Net cash used in financing activities	(14,901,103)	(10,288,849)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,802,249	6,747,265
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,808,728	15,261,217
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,610,977	$22,008,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,505	$46,988
Income taxes paid	$13,015,000	$12,962,000

See accompanying notes to consolidated condensed financial statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

November 30, 2010

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

ASC 320, Investments – Debt and Equity Securities – Debt and Equity Securities, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  Adoption of ASC 320 and ASC 958-320 during Fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

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

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amends ASC 855, “Subsequent Events”.  This ASU, which was effective immediately, removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated.  We adopted this standard in the first quarter of Fiscal 2010.  The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

(3) CASH AND CASH EQUIVALENTS

For purposes of the balance sheets and statements of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents.  The average balance of our operating checking account balance is generally in excess of $250,000.  The Federal Deposit Insurance Corporation (“FDIC”) currently insures all bank accounts up to $250,000, with unlimited coverage on non-interest-bearing accounts.  The amount of our cash accounts in excess of the FDIC insurance limit at November 30, 2010, and February 28, 2010, was $26,649,910 and $17,866,367, respectively.  Amounts in interest-bearing accounts in excess of $250,000, with the exception of amounts in FDIC sweep accounts, are at risk to the extent that their balances exceed FDIC coverage.  Money market investments generally do not have FDIC protection.  We believe we have mitigated our exposure to loss with deposits in a combination of five smaller, community banks and four of the largest national financial institutions.

(4) CERTIFICATES OF DEPOSIT

A certificate of deposit with an original maturity of greater than three months, but less than a year, is held in one banking institution.  The certificate of deposit was not in excess of the FDIC insurance limit at November 30, 2010, and February 28, 2010.

(5) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts reflecting settlement transactions that have closed, and revenue has been recognized, before the final funds are received to settle the transactions.  We also sometimes make non-interest-bearing advances to facilitate a settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment.  The receivable amounts at November 30, 2010, and February 28, 2010, were $11,893,089 and $12,494,404, respectively.

(6) ACCOUNTS RECEIVABLE – OTHER

The amounts shown on the balance sheet at November 30, 2010, termed Accounts Receivable – Other, is composed of $31,158 due us from maturities of policies and loans of $21,479 to various employees for a total of $52,637.  The amount for February 28, 2010, is composed of $574,288 due us from maturities of policies, loans of $18,115 to various employees, and $2,622 for an equipment financing loan for a total of $595,025.  We consider all receivables to be current and collectible.

(7) NOTES RECEIVABLE

The amounts shown on the balance sheet termed Notes Receivable represent a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009.  The original due date was February 28, 2009.  This note is substantially collateralized and we instituted collection proceedings, which resulted in an agreed final judgment being entered against the debtor on April 7, 2010, for the full amount of the note plus accrued interest, attorney’s fees, costs, all taxable costs of court and post judgment interest at the highest rate allowable by law.  Our counsel in this matter is seeking collection of this judgment and is investigating the available collateral to foreclose upon to satisfy the judgment.  We believe we will collect the full amount, including accrued interest, in the near term.  The amount, including accrued interest, at November 30, 2010, and February 28, 2010, was $581,096.

(8) PREMIUM ADVANCES

We make advances on policy premiums to maintain certain policies.  When the future premium amounts in escrow are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have acquired the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation based on our assumptions that we will ultimately recoup the advances.  Although we expect ultimate repayment, we make estimates of the collectability of these premium advances.

The table below shows the changes in the premium advances account.

Premium advance balance at February 28, 2010	$6,849,536
Advances	854,401
Reimbursements	(253,314)
Premium advance balance at May 31, 2010	7,450,623
Advances	394,426
Reimbursements	(471,761)
Premium advance balance at August 31, 2010	7,373,288
Advances	1,001,356
Reimbursements	(345,929)
Premium advance balance at November 30, 2010	8,028,715
Allowance for doubtful accounts	(3,128,905)
Net premium advance balance at November 30, 2010	$4,899,810

(9) INVESTMENTS IN SECURITIES

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Our securities investments consist of common stocks, municipal and corporate bonds, and commodity, index and foreign currency funds and are classified as available-for-sale securities.

The table below shows the cost and estimated fair value of the investment securities classified as available-for-sale as of November 30, 2010, and February 28, 2010:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal and corporate bonds	$4,735,374	$-	$(122,932)	$4,612,442
U.S. common stocks	596,651	-	(115,844)	480,807
Commodity, index and foreign currency funds	352,015	-	(36,448)	315,567
Total at November 30, 2010	$5,684,040	$-	$(275,224)	$5,408,816
U.S. common stocks and funds	$4,529,169	$-	$-	$4,529,169
Total at February 28, 2010	$4,529,169	$-	$-	$4,529,169

The current unrealized loss is considered temporary in nature and the securities are recorded at fair value in Investment in Securities on the balance sheet, with the change in fair value during the current period included in equity through Other Comprehensive Income. As of February 28, 2010, we concluded that, based on the length of time the securities were in a loss position, some reductions in dividend rates, and the fact that we intended to sell the securities after year end, the unrealized loss was no longer temporary in nature and an impairment in the amount of the unrealized losses was recorded in earnings during the year ended February 28, 2010.  The basis on which the amount reclassified out of other comprehensive income and into earnings was determined using specific identification.  Our investments in securities held at February 28, 2010, were sold in the quarter ended May 31, 2010, and the proceeds were invested in the investments noted in the table.

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

The table below describes the Investment in Policies account at November 30, 2010.

Policies With Remaining Life Expectancy (in years)	Number of Interests in Life Settlement Contracts	Carrying Value	Face Value
0-1	170	$4,289,527	$6,853,676
1-2	46	1,051,435	2,128,103
2-3	11	228,798	414,115
3-4	1	10,204	20,000
4-5	-	-	-
Thereafter	1	5,789	26,000

Policies With Extended Life Expectancy
Viaticals	797	7,200,172	11,615,454
Life settlements	259	5,817,647	8,605,697
	1,056	13,017,819	20,221,151
Total of all policies	1,285	$18,603,572	$29,663,045

Before fiscal 2004, our business model focused on viatical settlements, in which the insured is terminally ill.  At that time, most viaticals involved insureds with HIV.  Subsequent advances in medical science and health care greatly extended the life expectancies of these insureds, and we and the industry switched to life settlements.  Our current business model, since fiscal 2004, has focused on facilitating the purchase of life settlements for our clients.  The bulk of policies that we own that have exceeded life expectancy are viaticals.

Remaining life expectancy is based on original life expectancy estimates and is not an indication of expected maturity.  Actual maturity dates in any category may vary significantly (either earlier or later) from the remaining life expectancies reported above. Policies with an extended life expectancy are those policies whose initial estimated life expectancy has been exceeded as of the end of the reporting period.

We evaluate the carrying value of our investment in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return.  We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any.  Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value.  We recorded $111,333 and $188,125 of impairment for the nine months ended November 30, 2010 and 2009, respectively.  The fair value of the impaired policies at November 30, 2010, and February 28, 2010, was $713,534 and $576,148, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the policies in force as of November 30, 2010, are as follows.

Year 1	$524,740
Year 2	433,201
Year 3	387,673
Year 4	342,254
Year 5	90,418
Thereafter	13,860
Total estimated premiums	$1,792,146

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

(11) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements.  As of November 30, 2010, and February 28, 2010, we owned 19.9% of the trust, carried at $6.2 and $6.5 million, respectively, and accounted for on the equity method of accounting.  At November 30, 2010, the Trust owned a portfolio of 266 life insurance settlements with a face value of $689 million, of which LPI supplied settlements with a face value of approximately $278 million.  We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets.  The Trust experienced maturities during the quarters ended May 31, 2010, and November 30, 2010, and we were paid $311,367 from these maturities.  We have considered any potential impairment to the investment and believe no impairment to the investment value is warranted.

(12) INCOME TAXES

Income tax expense was made up of the following components:

	Nine Months Ended November 30,
	2010	2009
Federal income taxes	$12,592,597	$13,330,802
Deferred tax expense (benefit)	180,666	(450,948)
State income taxes	113,018	295,821
Total income tax expense	$12,886,281	$13,175,675

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	November 30, 2010	Feb. 28, 2010
Deferred tax assets:
Premium advances allowance	$1,095,117	$1,154,865
Investment in securities	-	638,177
Deferred policy monitoring fees	334,157	-
State taxes	258,532	286,150
Policy impairments	190,759	196,487
Unrealized loss on investment securities	96,329	-
Contingency costs	89,455	569,129
Compensated absences	43,550	34,098
Loss on investment in trust	-	22,444
Capital loss carryover	638,177	-
Valuation allowance	(569,329)	(611,298)
Net deferred tax assets	2,176,747	2,290,052

Deferred tax liabilities:
Settlement costs	(945,259)	(945,258)
Depreciation	(166,341)	(207,456)
Gain on investment in trust	(13,340)	-
Prepaid expenses	(10,763)	(11,958)
Net deferred tax liabilities	(1,135,703)	(1,164,672)
Total deferred tax asset, net	$1,041,044	$1,125,380

Summary of deferred tax assets:
Current	$670,236	$745,788
Non-current	370,808	379,592
Total deferred tax asset, net	$1,041,044	$1,125,380

In Fiscal 2010, we recorded a valuation allowance of $611,298 for capital losses resulting from other-than-temporary impairments.  This amount represents capital losses that we were not able to deduct until we had corresponding capital gains to apply the losses against.  In fiscal 2011, we had capital gains of $119,914.  This reduced the valuation allowance to $569,329 at November 30, 2010.

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

At February 28, 2010, we determined that it is more likely than not that we will be assessed additional Texas Margin Tax for non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin Tax taxable basis.  At November 30, 2010, the amount accrued for this uncertain tax position was $123,374.  At February 28, 2010, the amount accrued for this uncertain tax position including estimated interest and penalties of $21,932, was $402,104.

The year ended February 28, 2010, was the first period with such a tax position.  A reconciliation of the beginning and ending amount of unrecognized tax expense for the current period is as follows.

Balance at February 28, 2010	$402,104
Reductions based on tax positions related to the current period	(278,730)
Balance at November 30, 2010	$123,374

(13)	COMPREHENSIVE INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive income for the three months ended November 30, 2010 and 2009, was $7,088,801 and $8,547,180, respectively.  Basic and diluted earnings per share for comprehensive income for the three months ended November 30, 2010 and 2009, net of tax, were $0.48 and $0.58, respectively.  Comprehensive income for the nine months ended November 30, 2010 and 2009, was $22,599,466 and $24,424,436, respectively.  Basic and diluted earnings per share for comprehensive income for the nine months ended November 30, 2010 and 2009, net of tax, were $1.52 and $1.64, respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the nine month periods ended November 30, 2009 and 2010:

Date Declared	Date Paid	Dividend Amount
05/07/09	06/15/09	$0.07
05/14/09	06/15/09	$0.25
07/27/09	09/15/09	$0.25
10/26/09	12/15/09	$0.25
04/26/10	06/15/10	$0.25
08/06/10	09/15/10	$0.25
09/03/10	10/29/10	$0.25
10/21/10	12/15/10	$0.25

(14)	FAIR VALUE MEASUREMENTS

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

Following is a table of Investment in Securities measured at fair value on a recurring basis as of November 30, 2010, and February 28, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Municipal and corporate bonds	$-	$4,612,442	$-	$4,612,442
U.S. common stocks	480,807	-	-	480,807
Commodity, index and foreign currency funds	315,567	-	-	315,567
Total at November 30, 2010	$796,374	$4,612,442	$-	$5,408,816
U.S. common stocks and funds	$4,529,169	-	-	$4,529,169
Total at Feb. 28, 2010	$4,529,169	$-	$-	$4,529,169

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

The carrying value of our investments in policies totaled $18,603,572, which includes $571,203 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $19,549,272.  Fair value of the investment in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio.  The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates.  The investments in policies are discussed more fully in Note 10.  A progression of the Level 3 inputs is shown in the table below:

Balance at February 28, 2010	$-
Transfers from Level 2	18,866,580
Purchases of policies	2,074,540
Maturities of policies	(83,469)
Change in unrealized gains	(1,308,379)
Estimated Fair Value at November 30, 2010	$19,549,272

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

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which LPI arranged the settlement with purchasers.  Most of these denials are related to unforeseeable reductions in face value.  Face value of the policies in question total $196,546 and our estimated liability is recorded in accrued liabilities at November 30, 2010.  We did not accrue any additional liability in the quarter ended November 30, 2010.  During the nine months ended November 30, 2010, we accrued an additional $41,000 for future claims that might arise in relation to these policies.  During the three and nine months ended November 30, 2010, we paid $192,547 and $289,196 of settlements, respectively, which had been accrued in the current and previous periods.

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

On April 12, 2010, we entered into a settlement agreement with Maxim Group, LLC, an investment firm, to settle all claims in a civil action filed in 2007.  Under the settlement, we agreed to deliver to Maxim 56,230 shares of our common stock, which were held in treasury, valued for settlement purposes at $22.23 per share, or $1.25 million.  The cost of this settlement was accrued in our consolidated financial statements as of February 28, 2010, and had no effect on our cash position as of February 28, 2010, or November 30, 2010.  The shares were issued to Maxim on April 13, 2010.

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

(16) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements.  The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  For the nine months ended November 30, 2010 and 2009, contribution expense for our matching contributions to the 401(k) plan was $116,975 and $73,882, respectively.

(17) RELATED PARTY TRANSACTION

We operate under an agreement with ESP Communications, Inc. (“ESP”), which is owned by the spouse of our Chief Executive Officer.  Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims.  Either party may cancel the agreement with a 30-day written notice.  We currently pay ESP $7,500 on a semi-monthly basis for its services.  We recorded management services expense concerning this agreement with ESP of $135,000 in each of the nine months ended November 30, 2010 and 2009.

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F).  For the nine months ended November 30, 2010 and 2009, the aircraft costs were $143,786 and $262,462, respectively.

(18) SUBSEQUENT EVENTS

On November 22, 2010, the Board of Directors authorized a 5-for-4 stock split payable in the form of a dividend.  The dividend was paid on December 31, 2010, to shareholders of record on December 21, 2010, and the stock began trading on a post-split basis on January 3, 2011.  The number of shares outstanding and per share amounts in this Report are not adjusted to reflect the stock split.  The stock split had no impact on our financial results for the period.

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

ASC 325-30, Investments in Insurance Contracts, states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is to be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor is to recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are to be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We value all of our investments in life settlement contracts using the investment method.  As of November 30, 2010, and February 28, 2010, the total of our investment in life settlements held for our own account was valued at $18,603,572 and $16,460,353, respectively.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there were no asset impairments during the nine months ended November 30, 2010, or the year ended February 28, 2010.

We evaluate the useful lives of our property and equipment to assure that an adequate amount of depreciation is being charged to operations.  Useful lives are based generally on specific knowledge of an asset’s life in combination with the Internal Revenue Service rules and guidelines for depreciable lives for specific types of assets.

We make advances on policy premiums to maintain certain policies.  In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have acquired the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.

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

ASC 320, Investments – Debt and Equity Securities – Debt and Equity Securities, amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  Adoption of ASC 320 during Fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

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

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amends ASC 855, “Subsequent Events”.  This ASU, which was effective immediately, removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated.  We adopted this standard in the first quarter of Fiscal 2010.  The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

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

We are a financial services company providing purchasing services for life settlements to our client base.  We do this by matching life settlors with purchasers.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 126,000 purchaser transactions associated with the purchase of over 6,400 policies totaling over $2.7 billion in face value.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the three and nine months ended November 30, 2010 and 2009:

	Three Months		Nine Months
	2010	2009	2010	2009
Number of settlements	44	52	132	156
Face value of policies	$153,525,000	$162,131,377	$401,076,170	$447,336,819
Average revenue per settlement	$596,406	$595,524	$630,924	$560,682
Net revenues derived*	$14,132,462	$16,464,256	$45,523,576	$47,951,680

*      Net revenues derived are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended November 30, 2010 and 2009

We reported net income of $7,067,398 for the three months ended November 30, 2010 (the “Third Quarter of this year”), compared to net income of $8,431,924 for the three months ended November 30, 2009 (the “Third Quarter of last year”).  Our lower net income resulted primarily from a 15.3% decrease in gross revenue, resulting in a 14.2% decline in net revenue.  Net income in the Third Quarter of this year was aided by an 8.1% decrease in total expenses primarily resulting from a reduction in settlement costs and net premium advances.  The number of life settlement transactions we brokered decreased from 52 to 44, while the average revenue per settlement was relatively unchanged, from $595,524 in the Third Quarter of last year to $596,406 in the Third Quarter of this year, continuing a trend of fewer transactions, but at higher face values per settlement and a higher revenue, net of brokerage fees, per transaction.

Revenues: Revenues decreased 15.3%, or $4,725,391, from $30,967,256 in the Third Quarter of last year to $26,241,865 in the Third Quarter of this year.  Total brokerage and referral fees decreased by $2,393,597, resulting in a 14.2% decrease in the net revenues derived.

During the periods presented, demand for our services declined.  We believe demand for our services comes in part from the desire to diversify investment portfolios and avoid economically sensitive investments.  Returns on life settlements are based on the face value of life insurance policies, which are purchased at a discount to face value and adjusted for projected future premiums and the projected holding period of the policy to maturity.  For this reason, life settlement returns are not correlated to traditional equity and debt markets and commodity investments.  We do not currently have enough information to indicate definitively the reason for the reduction in demand or to determine whether this reduction is a trend.  It is possible that the demand decline results from a shift of a portion of investment capital to more traditional investment markets because of recent improvements in those markets.  It is also possible that the continued uncertainty with regard to the economy has resulted in investors retaining a larger portion of their investment capital in cash and cash equivalents.

The industry generally has experienced a decline in activity.  We have countered the decline by seeking attractive policies with higher face values.  This move has largely allowed us to maintain profitability through higher margins per settlement with fewer policies.  We believe there is a growing awareness of the secondary market for insurance policies among potential sellers, especially for those with higher face value policies.  Whether this growing awareness will continue to expand the supply of eligible and financially attractive policies is, however, uncertain.

We believe the life settlement industry generally is experiencing lower demand.  As we face these fluctuations in demand and supply, we believe that our business model, which utilizes a broad purchaser base, is better suited to weather the fluctuations than the single or preferred-client business model, which is used by most of our competitors.  We also believe that our large network of brokers and licensees will assist us in finding attractive policies and suitable purchasers for those policies.

Brokerage and Referral Fees: Brokerage and referral fees decreased 16.5%, or $2,393,597, from $14,503,000 in the Third Quarter of last year to $12,109,403 in the Third Quarter of this year, primarily as a result of lower revenues and number of transactions.  Brokerage and referral fees as a percentage of gross revenue were relatively unchanged from 46.8% in the Third Quarter of last year to 46.2% in the Third Quarter of this year.  In the Third Quarter of this year, broker referrals accounted for 100% of the total face value of policies transacted, which is unchanged from the Third Quarter of last year.  For the Third Quarter of this year, two brokers accounted for more than 10% of the face value of all completed transactions and constituted 32.6% of the total face value of completed transactions.  For the Third Quarter of last year, two brokers accounted for more than 10% of the face value of all completed transactions, and constituted 23.5% of the total face value of completed transactions.  The increase in concentration for the Third Quarter of this year counters an earlier trend toward lesser concentration.  We will continue to monitor supply concentration and its possible effects on brokerage and referral fees.

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

Expenses: General and administrative expenses increased by 8.6%, or $236,100, from $2,744,524 in the Third Quarter of last year to $2,980,624 in the Third Quarter of this year.  The increase is primarily due to a $196,188 increase in legal fees and $118,923 increase in other outside services.  The current period saw our legal expenses return to historic levels, compared with a very low level of activity in the previous period.  We expect this higher level of legal expenses to continue throughout the remainder of this fiscal year.  The only significant decrease in general and administrative expenses during the Third Quarter of this year was the $105,750 decrease in executive bonuses.  Executive bonuses are calculated based on quarterly pre-tax earnings, which were lower.  There were no other significant expense changes.

During the Third Quarter of this year and last year, we made premium advances of $1,001,356 and $621,590, respectively, and were reimbursed $345,929 and $150,430, respectively.  In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account maintained by an unrelated third party to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have acquired the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.

Total other income increased $44,777 from $464,307 in the Third Quarter of last year to $509,084 in the Third Quarter of this year, primarily due to realized gains on sales of securities.  Although cash holdings were significantly higher than a year ago, interest rates continued to decline, which resulted in slightly lower interest income in the Third Quarter of this year.  This year also saw fewer policies maturing and income from the Investment in Trust.

Income Taxes: Income tax expense decreased 13.0%, from $4,723,199 in the Third Quarter of last year to $4,108,138 in the Third Quarter of this year.  This decrease is primarily a result of lower taxable income.  The effective tax rate was 36.8% and 35.9% for the three months ended November 30, 2010 and 2009, respectively.

Comparison of the Nine Months Ended November 30, 2010 and 2009

We reported net income of $22,778,361 for the nine months ended November 30, 2010 (“the First Nine Months of this year”), compared to net income of $23,502,408 for the nine months ended November 30, 2009 (“the First Nine Months of last year”).  Our lower net income resulted primarily from a 4.8% decrease in total revenues. Net income benefited from a 70.6% decline in settlement costs.  The First Nine Months of last year included a $770,000 settlement with the state of Florida and a $500,000 settlement to reimburse investors for a policy that did not pay out.  Net income was also increased with a 48.1% decline in net premium advances and a 4.3% decrease in general and administrative expenses.  The positive effect of the declines in these expense levels were reduced by the $1,175,157 decrease in interest and dividend income.  The number of settlements transacted decreased from 156 to 132 and the average revenue per settlement increased by 12.5%, increasing from $560,682 in the First Nine Months of last year to $630,924 in the First Nine Months of this year.

Revenues: Revenues declined 4.8%, decreasing by $4,184,400 from $87,466,426 in the First Nine Months of last year to $83,282,026 in the First Nine Months of this year.  We are continuing a trend toward transactions with larger face amounts.  The decrease in revenue, in conjunction with a similar decrease in brokerage and licensee fees, resulted in a 5.1% decrease in the net revenues derived.

During the periods presented, demand for our services declined.  Since the attraction of life settlements is due partially to its lack of correlation with traditional investment markets and its benefits in diversifying investment portfolios, it is possible that the demand decline results from a strengthening in the traditional investment markets as the economy improves.  The industry generally has experienced a decline in the supply of policies.  We have countered the decline by seeking policies with higher face values.  This move has largely allowed us to maintain profitability through higher margins per settlement with fewer policies.  While we expect the supply of policies to stabilize with an increased awareness of the secondary market for life insurance policies, whether the supply will do so is uncertain.

Brokerage and Referral Fees: Brokerage and referral fees decreased 4.4%, or $1,756,296, from $39,514,746 in the First Nine Months of last year to $37,758,450 in the First Nine Months of this year.  Brokerage and referral fees as a percentage of gross revenue increased slightly from 45.2% in the First Nine Months of last year to 45.3% in the First Nine Months of this year.  The decrease resulted primarily from changes in licensee and broker fees.  Licensee fees increased $2,460,894 primarily due to a promotional bonus in place in the current period.  Brokerage fees decreased $3,655,146 as more policies were presented directly to us.  In the First Nine Months of this year, broker referrals accounted for 99.9% of the total face value of policies transacted compared with 99.1% of the policies transacted in the First Nine Months of last year.  For the First Nine Months of this year, two brokers accounted for more than 10% of the face value of all completed transactions and constituted 31.4% of the total face value of completed transactions.  For the First Nine Months of last year, one broker accounted for more than 10% of the face value of all completed transactions and constituted 15.8% of completed transactions.  The increase in concentration for the First Nine Months of this year counters an earlier trend toward lesser concentration.  We will continue to monitor supply concentration and its possible effects on brokerage and referral fees.

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

Expenses: General and administrative expenses decreased 4.2%, or $408,435, from $9,510,659 in the First Nine Months of last year to $9,102,224 in the First Nine Months of this year.  This decrease was due to lower executive bonuses of $363,051, investor relations fees of $200,893 and aircraft expenses of $118,676.  These decreases were countered with an increase in donations of $190,568.

During the First Nine Months of this year and last year, we made premium advances of $2,250,183 and $1,734,760, respectively, and were reimbursed $1,061,004 and $456,875, respectively.  In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and reserved to pay future premiums.  When the premium reserve is exhausted, purchasers are contractually obligated to pay policy premiums.  In some instances, purchasers have failed to pay the premiums and we have acquired the policies or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.

Other income and expense decreased from $1,703,466 of income in the First Nine Months of last year to $693,706 in the First Nine Months of this year primarily due to reduced interest and dividend income in the current year and the $426,783 gain in the prior year that resulted from converting the investment in a partnership to an investment in a life settlements trust as well as lower gains from maturities of owned policies.  There was a $119,914 gain realized on sales of securities in the current year.

Income Taxes: Income tax expense decreased $289,394, or 2.2%, from $13,175,675 in the First Nine Months of last year to $12,886,281 in the First Nine Months of this year.  This increase is primarily a result of lower taxable income and deferred tax assets reversing and becoming an expense, while in the previous period they were a benefit.  The effective tax rate was 36.1% and 35.9% for the nine months ended November 30, 2010 and 2009, respectively.

Contractual Obligations

We lease office equipment under non-cancelable operating leases expiring in various years through 2015.  The following table summarizes our outstanding lease commitments as of November 30, 2010:

Year 1	$62,056
Year 2	27,187
Year 3	25,095
Year 4	21,155
Year 5	11,122
Thereafter	-
Total Lease Commitments	$146,615

Liquidity and Capital Resources

Operating Activities: Net cash flows provided by operating activities for the First Nine Months of this year were $25,130,486.  Sources of cash flow resulted primarily from net income of $22,778,361, a $1,143,697 decrease in accounts receivable as we collected more closing funds before the end of the period and a $713,778 increase in deferred policy monitoring fees.  Uses of cash were minor with the biggest uses being a $248,196 reduction in accrued settlements, as previously accrued settlements were paid, and a $185,890 reduction in other accrued liabilities.  Net cash flows provided by operating activities for the First Nine Months of last year were $22,364,098.  The cash flows from operating activities for last year resulted primarily from net income of $23,502,408, an increase in accounts payable of $1,104,203 due to accrued commissions and an increase in accrued liabilities of $815,711, less $649,027 earnings from the investment in the life settlements trust, and a $450,948 increase in deferred income taxes.

Investing Activities: Net cash flows used in investing activities were $4,427,134 during the First Nine Months of this year.  This amount consists of $9,819,622 proceeds from sales of marketable securities, $311,367 from maturities within the life settlements trust and $83,469 from maturities of owned policies, less $10,854,577 for purchases of marketable securities, $2,338,021 for the purchase of policies for investment purposes, net premium advances of $1,349,898, $98,906 for purchases of property and equipment and $190 from the earnings on a certificate of deposit.  In comparison, in the First Nine Months of last year, we used $5,327,984 for investing activities.  Of these cash flows, $2,933,237 came from maturities of certificates of deposit and $101,147 from maturities within the life settlements trust, less $7,656,105 for the purchase of policies for investment purposes, $354,741 for purchases of property and equipment and $348,522 for purchases of marketable securities.

Financing Activities: We used $14,901,103 for financing activities during the First Nine Months of this year to pay dividends.  We used $10,288,849 of net cash in financing activities in the First Nine Months of last year to pay dividends of $9,509,776 and make payments of $779,073 to retire all long-term debt.

Working Capital and Capital Availability: As of November 30, 2010, we had working capital of $35,658,501.  We believe future income from operating activities will generate sufficient profits and cash flows to meet our anticipated working capital needs.

Outlook

We continue to produce strong financial results, although our growth rate has declined.  We believe our company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  Our life settlements are not correlated to the financial or commodities markets, which increases their appeal in uncertain times.  Further, we have an adequate amount of cash and cash equivalents.  We carry no debt and do not rely on leverage in our capital structure.  We do rely, however, upon the availability of investment capital.  Our experience during the First Nine Months of this year indicates that investment capital remains available and will continue to be placed in life settlements.  We believe this is due to the fact that returns in life settlements are relatively attractive and not correlated to the performance of the financial markets.

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

There were no changes in our internal controls over financial reporting during the quarter or nine months ended November 30, 2010, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Date: January 10, 2011
Life Partners Holdings, Inc.
By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

By: /s/ David M. Martin
David M. Martin
Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certifications	32-33
32.1	Section 1350 Certification	34