Form 10-K
period 2011-02-28
LIFE PARTNERS HOLDINGS INC
filed 2011-11-22
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”)
For the fiscal year ended:  February 28, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.   Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicated by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 2010, was $108,206,936, based on the last reported sale price of $11.82 (adjusted for splits) on that date on the NASDAQ Global Select Market.

Shares of Common Stock, $.01 par value, outstanding as of November 2, 2011: 18,647,468 (18,750,000 issued and outstanding less 102,532 treasury shares)

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On May 16, 2011, Life Partners Holdings, Inc. (“we” or “Life Partners”) filed a Form 12b-25 with the Securities and Exchange Commission (the “SEC”) stating that we were unable to file our Form 10-K for the fiscal year ended February 28, 2011 (“fiscal 2011”), by the prescribed filing date.  On June 3, 2011, we filed a Form 8-K in which we announced the receipt of a non-compliance letter from the NASDAQ because we had not timely filed our Form 10-K with the SEC.  On June 9, 2011, we filed a Form 8-K in which we announced the resignation of our independent registered public accounting firm before completion of the audit of our financial statements for fiscal 2011.  Completion of an audit of our financial statements was a prerequisite for completion of our Form 10-K.

On July 5, 2011, we filed a Form 8-K announcing that we had retained Whitley Penn LLP as our independent registered public accounting firm to complete the audits of our financial statements.  Due to the lack of audited financial statements for fiscal 2011, we were unable to file our Forms 10-Q for the quarterly periods ended May 31, 2011, and August 31, 2011.  On August 12, 2011, we filed a Form 8-K announcing that the NASDAQ had accepted our compliance plan for filing our delinquent Form 10-K and Form 10-Q for the quarter ended May 31, 2011.  We amended our compliance plan for filing our Form 10-Q for the quarter ended August 31, 2011.  Under the compliance plan, as amended, we were required to file these delinquent reports by November 28, 2011, to permit the continued trading of our common stock.

In this Form 10-K, we are restating our Consolidated Financial Statements for the fiscal years ended February 28, 2010 and 2009 (“fiscal 2010” and “fiscal 2009”, respectively).  Our Consolidated Financial Statements and Selected Financial Data for fiscal 2011 are not restated.  This Form 10-K also revises “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Form 10-K for fiscal 2010, as it relates to fiscal 2010 and fiscal 2009.

2011 Form 10-K Annual Report

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-K for the fiscal year ended February 28, 2011 (“fiscal 2011”), concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the payment or nonpayment of dividends, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, the outcome of the SEC investigation or pending litigation, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-K, particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

The Secondary Market for Life Insurance Policies.  LPI was incorporated in 1991 and has conducted business under the registered service mark “Life Partners” since 1992.  Our operating revenues are derived from fees for facilitating life settlement transactions.  Life settlement transactions involve the sale of an existing life insurance policy to another party.  By selling the policy, the policyholder receives an immediate cash payment.  The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the insured dies.

We are a specialty financial services company, providing purchasing services for life settlements to our client base.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 131,000 purchaser transactions involving over 6,400 policies totaling over $2.8 billion in face value.  We believe our experience, infrastructure and intellectual capital provide us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

As a purchasing agent, we identify, examine and purchase policies on behalf of our clients that match their buying parameters and return expectations.  Because we are obliged to work within these parameters, we must make offers that are competitive from the seller’s point of view, but still fit within the buying parameters of our clients.  We locate potential policy owners through a network of life settlement brokers and, to a lesser extent, through insurance, financial and estate planning professionals, personal referrals and Internet and print media advertising.  Brokers are typically compensated based on a percentage of the face value of the policy sold and this amount is negotiated between the policyholder and the broker.  This compensation is paid upon the closing of a settlement.  Estate planning professionals and financial planners typically operate on a fee-for-service basis, which is paid directly by their client.  We have long-term relationships with many of the country’s life settlement brokers and, for those that we transact business with, believe that these brokers adhere to applicable regulatory requirements when conducting their business.  Broker referrals accounted for 99% of our total business as measured by policy face value in each of fiscal 2009, 2010 and 2011.  In fiscal 2011, two brokers made referrals whose policy face values represented over 10% of our total business.  Referrals from these brokers accounted for 26.9% of our total business.  In fiscal 2010, we had one broker with 10% or more of our total business, and who accounted for 15% of our total business.  In fiscal 2009, we had three brokers with 10% or more of our total business and they accounted for 44% of our total business.  With the continued downturn in the life settlement markets, and in our business specifically, we anticipate lower levels of broker competition and some increases in our supply concentration risk.

We categorize our purchasers of life settlements as either institutional or retail.  Institutional purchasers are typically investment funds designed to acquire and hold life settlements.  In fiscal 2008, 2009 and 2010, we acted as the purchasing agent for an institutional fund, Life Assets Trust, S.A., a Luxembourg joint stock company formerly known as Life Fund I, L.P. (the “Trust”).  The trust closed with life settlements totaling $706 million in face value, of which we supplied settlements with a face value of approximately $278 million.  Sales of settlements to the Trust accounted for none of our total revenue in fiscal 2011 and 1% of our total revenue in fiscal 2010.  We are not presently acting as purchasing agent for the Trust or any other institutional funds.  In addition to providing policies, we own a 19.9% interest in the Trust, which has distributed $898,443 to us from policy maturities through February 28, 2011.

We have pursued the sponsorship of life settlement funds ourselves and offered funds in fiscal 2009 and 2010 on a private placement basis.  We were unable to obtain sufficient subscriptions to close the funds and withdrew the placements.  We have no funds under management.  We pursued the sponsorship of funds believing that the funds would expand our retail efforts by affording purchasers an alternative to the current retail model in which purchasers acquire direct interests in policies.  The fund structure might also aid market penetration by enabling us to sell in states that treat life settlement transactions as securities, which may limit or block our ability to sell in those states.  For these reasons, we may pursue the sponsorship of life settlement funds in the future.

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

To purchase a life settlement, a prospective retail purchaser typically submits a purchaser application containing personal information such as the purchaser’s name and address as well as affirmative representations establishing the purchaser as financially sophisticated.  A purchaser will also submit an agency agreement and special power of attorney, which appoints us as a limited agent of the purchaser to act on his or her behalf in purchasing a life settlement.  Unless specifically waived by a purchaser, the agency agreement limits our authority to policies issued by an insurance carrier having an A.M. Best Company rating of A- or better and to policies beyond their contestable period (generally two years or older).  As we identify and qualify policies, we distribute insurance and current medical status information on these policies (with the insured’s name and other identifying information redacted) throughout our financial planner network.  We also make available to each purchaser, through their financial planner, standard disclosures discussing the nature and risks of making a life settlement purchase.  Purchasers can then, in consultation with their financial planner or other professionals, select one or more policies, specify the portion of the policy or policies to be purchased and submit a reservation electronically.  To diversify their positions, retail purchasers generally buy fractional interests in one or more policies and not an entire policy, while institutional purchasers tend to purchase entire policies.  Before reserving an interest, purchasers mail or wire funds for acquisition of the policies to an escrow agent and mail or deliver electronically a policy funding agreement to us.  The policy funding agreement identifies the policy or policies to be purchased, the acquisition price, the administrative services provided, and the escrow arrangements for receipt and disbursement of funds.

For the protection of the seller’s ownership interest and the purchaser’s monetary interest, all transactions are closed through Advance Trust & Life Escrow Services, LT.A. (“Advance Trust”), a licensed Texas trust company, which serves as escrow agent.  Advance Trust will close a purchase when it receives from each purchaser executed policy funding agreements and the acquisition price for a policy, verifies that the policy is in full force and effect and that no security interest has attached to the policy, and receives a transfer of policy ownership form acknowledged by the insurance company.  Advance Trust then pays the seller the offer price (net of fees and costs).  We send confirmation of the transaction to the purchaser as well as a copy of the assignment documents.  Advance Trust succeeds the Dunnam & Dunnam, L.L.P. law firm, which previously served as escrow agent.  Advance Trust is owned by members of the law firm.

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

Pricing the Life Settlement.  A purchaser’s investment return from a life settlement depends on three factors:  the difference between the policy face amount and purchaser’s cost basis (consisting of the acquisition cost and premiums paid to maintain the policy), the length of the holding period, and the demise of the insured.  We price settlements based on a combination of the policy face amount, the anticipated life expectancy of an insured and policy maintenance costs.  We do not estimate life expectancies in-house, but have traditionally relied on outside sources, including physician, Dr. Donald T. Cassidy, of Reno, Nevada, and 21st Services, LLC.  Dr. Cassidy uses a deterministic methodology, in which he adjusts an insured’s standard life expectancy to account for the insured’s medical conditions, family health history, and lifestyle.  During fiscal 2011, Dr. Cassidy reviewed approximately 254 policies per month or about 12 policies per business day, including updates on policies previously reviewed.  We are also obtaining a second life expectancy estimate from 21st Services, LLC.  21st Services assigns a median life expectancy based on proprietary mortality tables that it adjusts to account for the insured’s medical conditions, family health history, and social/lifestyle factors.  To establish the escrow account for future premiums, we use the longer of the two estimates.  When pricing the settlement, we consider the policy face amount and the acquisition costs, including future premium and transaction costs.  We then deduct the estimated maintenance costs and the transaction costs from the face amount and take a further discount as a hedge for the imprecise nature of the estimates.  This hedge protects the investment return to some extent if an insured lives beyond his or her estimated life expectancy.

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

We believe that several factors mitigate the conflicts.  We work to ensure the neutral pricing of policies, that is, that policies are priced according to the value and risk presented.  If pricing is neutral, there is no financial reason for favoring one policy over another.  One factor in policy pricing is assessing life expectancy, which is determined in our model by an outside practicing physician and leading industry provider.  Once we have the life expectancy, we apply a pricing formula to determine the purchase price.  Further, most sellers are represented by experienced brokers, who know the market for settlements.  Another factor that reduces the impact of conflicts is that policies are typically sold in pieces rather than in whole.  Thus, several purchasers participate side-by-side in a single policy, which diminishes the risk that one purchaser might be favored over another purchaser.  The methods by which purchasers select policies also reduce the potential for conflicts.  Retail purchasers choose the policies in which they wish to participate from the available policies posted on our website.  Institutional purchasers will typically set the parameters of policies that they wish to acquire.

We also avoid conflicts since we rarely compete against our retail or institutional purchasers in acquiring policies.  We purchased the bulk of the policies for our own account as part of settlement agreements or tertiary purchases, in which we acquired previously purchased policies because they were no longer suitable for the purchasers.  These were not opportunities offered to our retail or institutional purchasers and thus we were not competing with our purchasers.  In the combined fiscal 2009, 2010 and 2011, we acquired 1,183 interests in policies for our own account, all but 17 of which were a part of a settlement or a tertiary purchase.  In the fiscal 2009 and 2010, we also invested in one institutional fund, for which we served as a purchasing agent.  The fund has completed its acquisitions of policies and is no longer purchasing.  We supplied approximately 39% of the policies purchased by the fund, and its purchases from us were never more than 8% of our revenues in any one year.  Our compensation from the fund was less than the compensation we typically earned on retail purchases.

The Life Settlement Market and Competition.  Life settlements provide a secondary market for existing life insurance policies that the owner no longer needs or wants and that insure a person whose life expectancy can be reasonably estimated.  From the early 2000s through 2007, the market for life settlements grew substantially from both the demand and the supply sides of the transaction with an increase in the average face amount of policies presented for sale.  Following the 2008 and 2009 financial crisis, however, the face value of transactions has declined dramatically.  In reports issued in 2010 and 2011, the insurance research group, Conning & Co. (the “Conning reports”), estimated that the life settlement industry completed $11.8 billion in face value of transactions in 2008, but dropped to $7.6 billion in 2009 and $3.8 billion in 2010.  Based on our own research from other providers, publicly reported data and estimates based on historical data, we concur with Conning’s estimate that the total amount of face value of transactions completed by the life settlement industry in calendar 2010 shrunk to about $4 billion. The 2011 Conning report suggests the decrease in the life settlement market results from a lack of capital due to the lingering distress in the credit and investment markets following the 2008 and 2009 financial crisis, increases in life expectancies, and investor concern regarding liquidity.  We concur with Conning’s forecast that the life settlement market overall will remain flat or decline during 2011.  Beyond 2011, continuing instability within the economy may undermine investor confidence and soften demand for alternative investments, such as life settlements.  Demand may also be adversely affected if interest rates on government issued debt and certificates of deposit increase substantially.  The Conning report notes, however, and we agree that life settlements remain an attractive alternative investment because the asset class has a low correlation to fixed-income and equity securities and offers investors the potential to generate competitive returns.  The appeal of life settlements as an asset class remains, especially given the low interest rate environment for fixed income investments and equity market volatility.

Weaker demand should not diminish the supply of attractive policies, primarily because policy holders desiring to monetize their policies have few viable alternatives.  The attractiveness of a life settlement for insureds is in the value that they can realize from life settlements, which exceeds the cash surrender value that life insurance companies will pay and the avoided costs of letting policies lapse.  A 2009 market analysis indicated that the average life settlement trades at 15% or more of policy face value while insurance companies pay a cash surrender value that averages 4% of face value.  We believe the growing awareness among policy owners and their financial professionals and advisors of the value to be realized from life settlements plus an aging population will ensure an ample supply of attractive policies, especially policies with higher face values.

The shrinking market, coupled with reduced access to capital, the insurance industry’s addition of pre-death cash benefits, law enforcement pressure on companies operating illegally, and increasing government regulation, has reduced the number of active participants in the life settlement market to approximately 20 companies.  While precise industry and company-specific data are not readily available, we estimate that our largest industry competitor currently has about 24% of the total market share based on the estimated face value of 2010 transactions.  We estimate our market share at approximately 14% in calendar 2010, which is up from an estimated 7% in calendar 2009.  In the remainder of the market, no other competitor for whom we have reported information had more than 10% of the total market share.  We lack data for more recent periods and are unable to provide more current information about market share.

Most industry participants use significant amounts of borrowing to acquire policies and rely on a single or preferred institutional client model for purchasing.  Of the larger industry participants, we are the only company that uses no leverage and relies on a broad retail purchasing model.  This approach worked well for us as the credit markets tightened in 2008 and 2009.  Our retail purchasing base remained relatively strong, which allowed us to see more policies and to be more selective in the policies we chose.  In fiscal 2011, our average face value per policy remained stable at $3.1 million versus $2.9 million for fiscal 2010 and $3.5 million for fiscal 2009.  During fiscal 2011, an average of almost 500 policies per month were submitted to us for review.  Of this number, we made offers on an average of 31 policies per month, of which we brokered an average of 13 per month.  Despite the contracting life settlement market, our purchasing base and the supply of attractive policies were solid and we were able to realize higher revenues per settlement in each of fiscal 2009, 2010 and 2011.

Despite our performance in the contracting life settlement market, we have suffered events that have hurt demand for our services.  In the fourth quarter of fiscal 2011, we announced that we were subject to an investigation by the Securities and Exchange Commission (the “SEC”) and a national news publication ran a series of articles that were critical of our operations.  The criticism was directed generally toward the accuracy of our life expectancy estimates, our reliance on a single outside physician for the estimates, and our use of a Waco, Texas law firm as the settlement escrow agent.  Following these events, we experienced a drop in our stock price and in purchaser demand from our licensee network.  In the fourth quarter of fiscal 2011, our number of settlements declined to 26 from 44 in the prior quarter.  Our average face value per policy remained constant at $3.5 million, but average revenue per settlement declined from $596,406 in the third quarter to $483,776 in the fourth quarter of fiscal 2011.  We have responded to licensee and client concerns by addressing issues in the articles through letters and meetings with licensees.  We noted that the articles used a sampling period for life expectancies that related generally to viatical settlements with HIV insureds.  With medical advances, some of these insureds have lived far beyond their original life expectancy.  This development was not unique to us, but affected the industry generally.  Due to these developments, we have not engaged in a material number of viatical settlements since 2008, and the sampling of viatical settlements does not reflect the accuracy of our estimates for life settlements.  The articles also cited individuals who had lived beyond their estimated life expectancies and suggested that these were typical of settlors generally.  We noted that these few individuals could not statistically reflect a representative sample of our settlors as a whole.  Nonetheless, early indications suggest that the life settlement industry may have underestimated life expectancies, as stated in the 2011 Conning report and as indicated in AIG’s $185 million impairment on its life settlement portfolio in the second quarter of 2011 due to revised life expectancies.  Since most of our business activity occurred in fiscal 2008 through 2010 and the average life expectancies for life settlements range from four years or more, we do not have a sufficient sample to assess the accuracy of our life expectancies under our current methodologies.  We recognize and appreciate the need for accurate life expectancies and it is in our best interest to use the best estimates reasonably available.  Because we risk adjust our settlement prices for the possibility of an exceeded life expectancy, we believe our settlements will provide reasonable investment returns even when a settlor lives beyond the life expectancy estimate.

In response to licensee concerns and market demand, we have modified our procedures to include two life expectancy opinions for each policy presented.  In addition, we escrow premiums for the longer of the two life expectancy opinions.  Advance Trust & Life Escrow Services, L.T.A., which is a licensed Texas trust company, has succeeded the Dunnam & Dunnam, L.L.P. law firm as the settlement escrow agent.  With these responses and changes and assuming the SEC investigation is resolved in a favorable manner, we believe that demand within our license network and purchaser base will eventually recover to provide sufficient demand to support the policies that we make available.  In the nearer term, we anticipate that demand in fiscal 2012 will be significantly lower than in fiscal 2011 and will be influenced by changes in the economy, the outcome of the SEC investigation, and general purchaser sentiment.

We continue to believe that our broad-based, retail-oriented purchasing model provides an attractive platform for future growth.  Our experience within the industry, our licensee network, and a scalable infrastructure provide value to both policyholders and our clients.  Nonetheless, competition within the life settlement market is active, and we will continue to experience competition for attractive policies.  This competition affects the prices we pay for policies, the amount of brokerage and referral fees we pay, and the prices we set for the purchase of policies.  We believe the overall supply of life settlements will increase over the long-term as the population ages and more seniors become aware of their option to liquidate an unwanted policy through a life settlement.  The primary market limitation will be softer demand, which is further affected in our case by the adverse publicity we suffered and the existence of the SEC investigation.  For these reasons, we believe our total business volume for life settlements will decrease significantly in fiscal 2012.

The following table shows the number of life settlement contracts (policies) we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived, for our last three fiscal years:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Number of settlements (policies)	166	186	214
Face value of policies	$515,109,503	$541,755,547	$739,150,485
Average revenue per settlement	$611,923	$584,906	$489,192
Total net revenues derived (1)	$55,130,665	$59,540,774	$53,851,722

(1)	The revenues derived are exclusive of brokerage and referral fees.

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

Consumer Protection Licensing.  The consumer protection-type regulations arose largely from the draft of model laws and regulations promulgated by the National Association of Insurance Commissioners (“NAIC”) and the National Conference of Insurance Legislators (“NCOIL”).  While four states and the District of Columbia have no regulation and two states regulate only viatical settlements, 43 states have now adopted some version of these model laws or another form of regulation governing life settlement companies in some way.  These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insureds and sellers, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive.  Some of these laws fix minimum payment levels that a purchaser must pay a selling insured based on the insured’s life expectancy.  The minimum payment requirements generally apply when the insured is terminally ill or has a short life expectancy (42 months or less).  In our settlement transactions, we typically deal with policies having life expectancies of 48 months or longer and thus these requirements do not usually affect our settlement transactions.

Licensing.  Many states require the licensing of life settlement brokers and providers, mandate disclosures to sellers or purchasers or both, require periodic reporting requirements, and set forth prohibited business practices.  We are licensed as a viatical and life settlement company by the Texas Department of Insurance.  Under the Texas requirements, we must file our transaction documents with the state for approval, make certain disclosures to insureds and sellers, offer a 15-day right of rescission to the seller, file certain annual reports with the state, and abstain from unfair business practices.  Because all of our transactions are completed in Texas, the Department of Insurance has jurisdiction to investigate complaints from any insured or seller, regardless of the state in which that insured or seller lives.  Consequently, we believe Texas offers protection to all insureds or policyholders with whom we transact business, including those living in states that have no licensing requirement.  However, other states have their own licensing requirements in order to purchase policies from policy owners in those states and we comply with those requirements as well.  In addition to Texas, we are licensed to engage in life settlement transactions with policy owners residing in the following states:  Arkansas, Connecticut, Illinois, Maryland, Mississippi, Nevada, New Jersey, North Carolina, Oklahoma, Pennsylvania, Tennessee and Virginia.  We also have license applications pending in the state of California and New York and are authorized to do business in these states while the application is pending.  Many other states have clearly identified exemptions from licensing requirements, which permit us to purchase from policy owners in those states according to those exemptions.  Information about us is available through the Texas Department of Insurance or on its website at: https://apps.tdi.state.tx.us/pcci/pcci_show_profile. jsp?tdiNum=8967842

Securities Regulations.  There has been a growing trend to treat life settlements as securities under Federal or state securities laws.  Most states treat life settlements as securities under statutes, regulations, or case law.  Under Federal securities laws, our life settlement transactions are not securities, but the structure of other life settlement transactions may be considered investment contracts and the Federal courts are divided in their treatment.  The Federal Circuit Court for the District of Columbia has ruled specifically that our settlement transactions are not investment contacts under the Federal securities laws.  We have structured our settlement transactions to reduce the risk that they would be treated as investment contracts under state or Federal securities law.  Many state securities laws have exceptions or registration exemptions that may enable our settlement transactions in those states despite their treatment as securities.  However, the trend toward increased regulation of life settlements as securities could affect our business significantly.  While we believe the District of Columbia Circuit case provides compliance under Federal securities laws, the SEC issued a staff report in July 2010 indicating its desire to regulate life settlements as securities, although no such changes to existing Federal securities laws have been proposed. If the Federal securities laws were amended to cover life settlements, we would be required to register the settlements (likely as a securitized pool) and to form or associate with a registered broker-dealer.  Registration of life settlements under the Federal securities laws would significantly disrupt our retail-based purchasing model.  At the state level, we have encountered claims from states asserting that our transactions are securities under state law.  To date, we have settled these claims and have worked with regulators to establish clear guidelines for accepting clients from these states.  Continued state pressure may limit the jurisdictions in which we can offer life settlements and impact business volume.

We believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry.  As a practical matter, the widespread application of securities laws would burden us and senior Americans attempting to sell their policies with little or no benefit to purchasers.  Each of our purchasers has represented themselves to be financially sophisticated, high net worth individuals or institutions, which have considerably less need for the protections afforded by the securities laws.  At this point, due to the manner in which we structure our settlements and the availability, in some instances, of exceptions and exemptions under state securities laws, the Federal and state securities laws have not limited our business model to a significant extent.  But we cannot give assurance that our business would not be materially and adversely impacted by securities-based regulation.

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

Employees

As of February 28, 2011, we had 59 direct employees, none of whom is represented by a labor union.  We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory.  As of February 28, 2011, we also had 1,826 licensees, who have done business with us in the last five years.  Licensees act as independent contractors and refer clients to us for the purchase of life settlements.

More about Life Partners

Our executive offices are located at 204 Woodhew Drive, Waco, Texas 76712 and our telephone number is 254-751-7797.  Our corporate information website is www.lphi.com.  We make available without charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports shortly after we file these reports with the SEC.  Our informational website for potential life settlement sellers and purchasers is www.lifepartnersinc.com.

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

Our life settlement transaction volumes and the trading price of our stock have declined following adverse publicity about our business and the announcement of an SEC investigation.

In the fourth quarter of fiscal 2011, we were hurt by news articles critical of our business and by the announcement of a pending SEC investigation.  Following the announcement of the SEC investigation, several putative securities class actions and shareholder derivative claims were filed against us and certain officers.  These developments adversely affected our licensee network and purchaser base.  Our volume of life settlement transactions dropped, as did our profitability and stock price.  The developments particularly affected our business in that we are the only publicly held, life settlement company and the only prominent company with a broad, retail base within the life settlement industry.  We believe the adverse publicity affected our client base more acutely than the publicity might have affected a company with an institutional-oriented base.

Whether we can restore our transaction volumes will depend largely on our success in restoring trust and confidence within our licensee network and purchaser base.  We believe the news articles portrayed us in a false light, and we have worked with our licensees and clients to restore lost confidence and rebut the charges in the articles.  We expect that we can gradually repair our client base and restore demand, but anticipate that the declines from these events will continue to adversely affect our operating results in fiscal 2012.

The outcomes of the SEC investigation and possible enforcement action and the civil suits filed against us could hurt our business significantly.

We are subject to an SEC investigation and pending putative securities class actions and shareholder derivative claims related to the business of our operating subsidiary, LPI, which pose significant risks for our business.

In the SEC investigation, the staff of the Fort Worth office of the SEC has recommended that the SEC bring a civil injunctive action against us and three of our executive officers, Brian D. Pardo, R. Scott Peden and David Martin, for possible violations of Federal securities laws.  While the recommendations in the “Wells Notices” are not specific, we understand that the recommendations relate primarily to our knowledge of, and disclosures about, the accuracy of the estimates of the life expectancies of settlors and our disclosures regarding and the propriety of certain of our accounting policies and practices, including revenue recognition, the impairment of life settlements held by us for investment, and the stated policy for premium advances that we might make on certain client policies.  We have responded to the Wells Notices, disputing the allegations made by the staff.  We cannot predict whether the SEC will accept our positions or follow the recommendations of the staff and initiate an enforcement action.

The investigation has required considerable legal expense and management’s time and attention and has damaged our licensee network and purchaser base, which are crucial to our transaction volumes.  While we are working to rebuild trust and confidence within the licensee network and purchaser base, it is unlikely that we can make substantial gains while the SEC investigation is pending.  Moreover, if the SEC were to initiate an enforcement proceeding against us or our officers or both, an enforcement proceeding could subject us or our management to injunctions, fines, and other penalties or sanctions or result in private civil actions, loss of key personnel, or other adverse consequences.  Our business would likely suffer further losses.

The pending putative securities class actions and shareholder derivative claims were filed following the announcement of the SEC investigation and a series of news articles critical of our business, which resulted in a drop in our stock price.  The complaints fall generally into three categories.  The first alleges that we and certain of our current and former officers violated disclosure regulations under the Federal securities laws.  A second category is shareholder derivative claims alleging the directors’ breaches of fiduciary duties relating to false or omitted disclosures.  A third category of complaints are life settlement purchaser claims alleging securities fraud in the underestimation of life expectancies.  While we believe we have complied with the Federal securities laws, have breached no duties, and will prevail if these claims are adjudicated, the legal defense costs are a significant expense to us.  These kinds of actions are complex and often continue for years.  The burden of continuing the legal defense will weigh on our business, results of operations and cash flows and depress the price of our stock.

Our success depends on maintaining relationships within our referral networks.

We rely primarily upon brokers to refer potential sellers of policies to us and upon financial professionals, known as licensees, to refer retail purchasers to us.  These relationships are essential to our operations and we must maintain these relationships to be successful.  We do not have fixed contractual arrangements with life settlement brokers, and they are free to do business with our competitors.  Our network of licensees is much broader, but no less important.  The announcement of the SEC investigation and the critical news articles damaged our reputation within the industry and has hurt our business.  Our licensee network was particularly hurt, which has reduced the supply of capital for the purchase of life settlements and our transaction volumes.  Our ability to restore and sustain relationships with our licensees will depend upon our ability to rebut the adverse publicity, to restore trust in the relationships, to resolve the SEC investigation successfully, to maintain reasonable settlement closing rates, to bring value to our retail clients, and to compensate the referring professional at reasonable levels.

The extent to which the life settlement market will recover following the economic crisis is uncertain.

After several years of growth, the life settlement market has declined since 2008 in the wake of the economic crisis.  The capital markets appear to have turned away from alternative asset classes.  Whether and when the life settlement market will return to prior levels or beyond may be affected by a variety of factors, including:

•	The ability to attract sufficient qualified purchasers;

•	The ability to convince potential sellers of the benefits of life settlements;

•	The occurrence of illegal or abusive business practices resulting in negative publicity about the market; and

•	The adoption of overly burdensome governmental regulation.

The stagnant economy appears to be hampering the recovery of the life settlement markets.  If the life settlement market does not recover to prior levels, our business, financial condition and results of operations would be materially adversely affected.

A growing trend to treat life settlements as securities could disrupt our business model, which relies on our life settlement transactions not being securities.

Our business model relies on retail sales of policies to financially sophisticated, high net worth individuals.  We generally do not treat these sales as securities transactions under Federal or state securities laws in reliance on a Federal District of Columbia Circuit case dealing specifically with our settlements, which held that the settlements were not securities under Federal law, and in reliance on various state-level exceptions or registration exemptions that may enable our settlement transactions in those states.  There has been a growing trend, however, to treat life settlements as securities under Federal or state securities laws.  In July 2010, the SEC issued a staff report recommending that Congress adopt legislation regulating life settlements as securities.  If the Federal securities laws were amended to cover life settlements, we would be required to register the settlements (likely as a securitized pool) and to form or associate with a registered broker-dealer.  More states are treating life settlements as securities under statutes, regulations, or case law, and we have encountered claims from states that our transactions are securities under state law and subject to registration.  To date, we have settled all of these claims amicably and with clear direction as to how we may accept clients from these states.  We cannot assure you, however, that other securities regulators or private individuals will not attempt to apply the securities laws to our settlements or that defending such attempts would not have a material adverse effect on our business.  If we were required to register under the Federal securities laws, we cannot assure you that we could sell the registered offering, either at all or at levels approximating the business volume that we currently transact.  If we were successful in selling a registered offering, the costs of converting our operations and the transactional costs would be substantial.  Additional regulation of our life settlement transactions would have a profound and adverse effect on our operations.

Our purchasers depend on our ability to predict life expectancies and set appropriate prices; if our investment returns are not competitive, we may lose purchasers.

We price settlements based on the policy face amount, the anticipated life expectancy of an insured and policy maintenance costs.  Life expectancy opinions are estimated from medical and actuarial data, which is adjusted by the opinion-givers to account for the insured’s medical conditions, family health history, and social/lifestyle factors.  The data is based necessarily on statistical probabilities involving mortality and morbidity data and, with respect to the opinions of our outside practicing physician, upon his assessment of the effects of the insured’s condition.  The outcome of a single settlement may vary significantly from the statistical average.  It is impossible to predict any one insured’s life expectancy exactly.  To mitigate the risk that an insured will outlive his or her predicted life expectancy, we price life settlements to yield positive returns even if this life expectancy estimate is exceeded by several years.  In addition, life settlement purchasers must be able to bear a non-liquid investment for an indeterminate period.

If we underestimate the average life expectancies and price our transactions too high, our purchasers will realize smaller returns, demand may fall, and purchasers may invest their funds elsewhere.  In addition, amounts escrowed for premiums may be insufficient to keep the policy in force, requiring purchasers to invest further proceeds to pay these additional premiums, which weakens demand for future settlements and hurts our goodwill with purchasers.  If we overestimate the average life expectancies, the settlement prices we offer will fall below market levels, supply will decrease, and sellers may engage in business with our competitors or pursue other alternatives.  Our ability to accurately predict life expectancies and price accordingly is affected by a number of factors, including:

•	The accuracy of our life expectancy estimates, which must sufficiently account for factors including an insured’s age, medical condition, life habits (such as smoking), and geographic location;

•	Our ability to anticipate and adjust for trends, such as advances in medical treatments, that affect life expectancy data; and

•
Our ability to balance competing interests when pricing settlements, such as the amounts paid to policy sellers, the acquisition costs paid by purchasers, and the compensation paid to ourselves and our referral networks.

To support our pricing systems, we use life expectancy estimates from an outside practicing physician and a leading industry provider.  We cannot assure purchasers that, despite our experience in settlement pricing, we will not err by underestimating or overestimating average life expectancies or miscalculating reserve amounts for future premiums.  If we do so, we could lose purchasers or policy sellers, and those losses could have a material adverse effect on our business, financial condition, and results of operations.

We rely on outside persons for life expectancy estimates.

An important component of our pricing system is the life expectancy estimate.  Rather than assessing life expectancy in-house, we have relied historically on an outside practicing physician, Dr. Donald T. Cassidy, of Reno, Nevada.  We have recently implemented a practice of obtaining a second life expectancy estimate from a leading industry provider in addition to Dr. Cassidy’s estimate.  We typically obtain this second estimate from 21st Services, LLC.  We believe a life expectancy estimate that accounts for individual circumstances is useful in arriving at a settlement price and is preferable to a probabilistic methodology that relies solely on actuarial and statistical data.  While their methodologies and data sourcing vary somewhat, each of the analyses done by Dr. Cassidy or 21st Services adjusts the estimate from life expectancy tables to account for the insured’s medical conditions, family health history, and social/lifestyle factors.  While we believe these adjustments will produce life expectancy estimates that are more appropriate for pricing individual policies, any methodology is merely an estimate of how long the insured will live based upon statistical probability, medical and actuarial data, and the interpretation of such data, and no one can predict with certainty when a particular insured will die.  In using estimates, however, we are relying upon predictions that are inherently uncertain.  If those estimates tended consistently to underestimate or overestimate life expectancies, our business could be adversely affected.

Government regulation could negatively impact our business.

We are licensed and regulated by the Texas Department of Insurance as a viatical and life settlement company and hold licenses as a life settlement provider in other states as well.  State laws requiring the licensing of life settlement providers govern many aspects of our conduct, operations, advertising and disclosures and are designed to afford consumer-protection benefits.  The laws may vary from state to state, however, and our activities and those of brokers with whom we do business can be affected by changes in these laws or different interpretations of these laws.  In addition, some states and the SEC treat certain life settlements as securities under state and federal securities laws, which pose unique risks.  While we believe consumer protection-type laws and insurance regulations are important to maintain a healthy industry, compliance with laws regulating life settlement companies and life settlement providers is costly and complex and poses a risk of inadvertent violation.  Further, changes in these laws or governmental regulation could affect our brokers or clients, which could have a material adverse effect on our business.

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

Failure to satisfy the listing requirements of the National Association of Securities Dealers Automated Quotations (NASDAQ) stock market could result in our common stock being delisted

On June 1, 2011, we received a staff determination letter from NASDAQ stating that in accordance with NASDAQ rules our common stock was subject to delisting for failure to file our annual report on Form 10-K for the fiscal year ended February 28, 2011 (“fiscal 2011”).  Due to the lack of an audit of our financial statements for fiscal 2011, we subsequently failed to timely file our Forms 10-Q for the quarterly periods ended May 31, 2011, and August 31, 2011.  On August 12, 2011, we filed a Form 8-K announcing that the NASDAQ had accepted our compliance plan for filing our delinquent Form 10-K and Form 10-Q for the quarter ended May 31, 2011.  We amended and the NASDAQ accepted our compliance plan for filing our Form 10-Q for the quarter ended August 31, 2011.  Under the compliance plan, as amended, we are required to file these delinquent reports by November 28, 2011, to permit the continued trading of our common stock.

We have filed our Form 10-K as required by the compliance plan, and we intend to file our two delinquent Form 10-Q’s by November 28, 2011.  If we fail to file the Form 10-Q’s by such date, NASDAQ may delist our common stock.  If our common stock is delisted from NASDAQ, our common stock would be traded over-the-counter, more commonly known as OTC.  OTC transactions involve risks in addition to those associated with transactions in securities traded on NASDAQ.  Many OTC stocks trade less frequently and in smaller volumes than securities traded on NASDAQ.  Accordingly, our common stock would be less liquid, and the value of our common stock could decline.

Item 1B.  Unresolved Staff Comments

We have not received within 180 days before February 28, 2011, written comments from the SEC regarding our periodic or current reports under the Exchange Act, which remain unresolved.

Item 2.  Properties

Our corporate offices are located at 204 Woodhew Drive in Waco, Texas.  We own two buildings on adjacent lots at this location and our offices occupy both buildings, which together total 24,000 square feet.  One building was built in 1985 and the other in 1986.

Item 3.  Legal Proceedings

On September 3, 2010, the SEC issued a formal order of private investigation to determine whether the life settlements that we facilitate are securities under federal law, and whether we have made any material misrepresentations in connection with the offer or sale of securities.  On May 9, 2011, we received a Wells Notice from the Staff of the Fort Worth office of the SEC stating that the Staff will recommend that the SEC bring civil injunctive action against us and two of our officers, Brian D. Pardo and R. Scott Peden, for possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, and certain rules thereunder.  The Wells Notice did not include any claims against our subsidiary, Life Partners, Inc.  On June 3, 2011, we received an amended Wells Notice that expanded the scope of the recommendation for civil action.  The expanded Wells Notice states that the Staff will recommend that the SEC bring civil injunctive action against the Company and Brian D. Pardo, R. Scott Peden and David M. Martin for possible violations of Section 17(a) of the Securities Act of 1933, and Sections 10(b), 13(a), 13(b)(2)(A) and (b) of the Securities Exchange Act of 1934, and certain rules thereunder.  The expanded Wells Notice did not include any claims against our subsidiary, Life Partners, Inc.  We understand that the initial Wells Notice related primarily to our knowledge of, and disclosures about, the accuracy of the estimates of the life expectancies of settlors.  We understand that the expanded Wells Notice also includes allegations about the disclosures regarding and the propriety of certain of our accounting policies and practices, including revenue recognition, the impairment of life settlements held by us for investment, and the stated policy for premium advances that we might make on certain client policies.  We have responded to the Wells Notice, disputing the allegations made by the Staff.  We cannot predict whether the SEC will accept our positions or follow the recommendations of the Staff and initiate an enforcement action.  The Wells Notice is neither the institution of formal proceedings nor a finding of wrongdoing.  The investigation has required considerable legal expense and management’s time and attention.  Moreover, any action by the SEC could subject us or members of our management to injunctions, fines, and other penalties or sanctions or result in private civil actions, loss of key personnel, or other adverse consequences.

In February and March of 2011, six putative securities class action complaints were filed in the U.S. District Court for the Western District of Texas, Waco Division.  The first-filed of these is styled Gerald A. Taylor, Individually and On Behalf of All Others Similarly Situated v. Life Partners Holdings, Inc., Brian D. Pardo, Nina Piper, David M. Martin, and R. Scott Peden, Civil Action No.: 2:11-CV-0027-AM.  On March 17, 2011, the Court issued an Amended Order of Transfer, recusing Judge Walter S. Smith from the six cases and transferring the cases to the Del Rio Division of the Western District.  On July 5, 2011, these actions were consolidated into the case styled Selma Stone, et al. v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and David M. Martin, Civil Action No. DR-11-CV-16-AM.  The Consolidated Complaint for Violations of the Federal Securities Laws was filed on August 15, 2011, asserting claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and for control person liability under Section 20(a).  The plaintiffs allege, among other things, that we failed to disclose or misrepresented information about the accuracy of life expectancy estimates on which the price of the life settlements and the fees earned by LPI were purportedly based.  The plaintiffs further allege that these practices resulted in false and misleading financial statements and reflected a lack of adequate internal and financial controls.  The plaintiffs seek damages and an award of costs on behalf of a class of shareholders who purchased or otherwise acquired our common stock between May 29, 2007, and June 17, 2011.  On September 29, 2011, defendants filed their Motion to Dismiss the Complaint seeking dismissal of all the plaintiffs’ claims.  Defendants intend to vigorously defend the allegations in the suit, including opposing certification of a purported class.  All discovery in the case is stayed pending a ruling on the Motion to Dismiss.  No trial date has been set.

We, our directors, and certain present and former officers have also been named as defendants in a shareholder derivative suit, which is based generally on the same alleged facts as the putative class action suits.  On or about February 19, 2011, our board of directors received a shareholder demand letter sent on behalf of Gregory Griswold, an LPHI shareholder.  That demand letter claimed that we were damaged because our business practices “caused [us] to have inaccurate life expectancy rates.”  The independent directors (Tad Ballantyne, Harold Rafuse, & Fred Dewald) conducted a review and, on April 11, 2011, they determined that it was not in our best interests to pursue the claims raised in the demand letter.  On June 1, 2011, Griswold filed, in the United States District Court for the Western District of Texas, Waco Division, a shareholder derivative complaint styled Gregory Griswold, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00145.  On or about June 1, 2011, Paul Berger, another shareholder, sent a shareholder demand letter to us and the independent directors making similar claims.  The independent directors retained independent counsel and commenced a review, pursuant to statute, of the claims raised in Berger’s demand letter not previously raised in Griswold’s demand.  Without making a demand on us or the board, on June 9, 2011, Harriet Goldstein, a third LPHI shareholder, filed a second derivative complaint in the United States District Court for the Western District of Texas, Waco Division, styled Harriet Goldstein, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00158.  The Goldstein and Griswold cases were transferred to the Del Rio Division of the Western District of Texas, and on July 19, 2011, by an agreed-upon motion of the parties, the two cases were consolidated in the Del Rio Division under Consolidated Case Number 2:11-CV-00043.  On August 18, 2011, Griswold and another plaintiff, Steven Zackian, filed a Consolidated and Amended Complaint asserting claims of breach of fiduciary duty, gross mismanagement, and unjust enrichment.  This Complaint dropped Goldstein as a plaintiff.  The Complaint alleges that the defendants breached their fiduciary duties to us (the company) through the use of excessive life expectancies and incorrect accounting practices, which general tracked the allegations previously disclosed regarding the SEC’s Wells Notice and our prior auditors’ resignation, and alleges that these breaches were not properly disclosed resulting in violations of the Federal securities laws.  The Complaint also claimed that the defendants caused us to pay “abnormally large dividends” for the benefit of Brian Pardo; and the defendants subjected us to “adverse publicity” as well as lawsuits and regulatory investigations.  The Complaint also claims that Brian Pardo and Scott Peden had “used their knowledge of Life Partners’ material, non-public information to sell their personal holdings while [our] stock was artificially inflated,” and that the Audit Committee had failed to exercise proper oversight.  On October 3, 2011, the independent directors filed a motion to dismiss certain of the claims covering the use of “unsupportable life expectancies,” , and a motion to stay the remaining claims to allow time to complete a review as to whether it was in our best interests to pursue the remaining claims.  That review construed the Complaint and Berger’s demand letter as raising largely the same claims.  On October 31, 2011, the independent directors completed their investigation and issued a confidential report, which contained their determination that it would not be in our best interests to pursue any of the claims set forth in the Complaint or Berger’s demand letter since the claims are not well-founded and have little likelihood of success.

On March 7, 2011, a putative class action complaint was filed in the U.S. District Court for the Central District of California, Eastern Division, styled William and Mary Rice, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. ECDV 11-00390 VAP (OPx).  On May 27, 2011, by agreement of the parties, the Rice case was transferred to the Northern District of Texas, Dallas Division.  On April 4, 2011, a putative class action suit was filed in the U.S. District Court for the Northern District of California, San Jose Division, styled Frederick Vieira, et al. v. Life Partners, Inc., No. 5:11-CV-01630-PSG.  On June 3, 2011, pursuant to agreement of the parties, the Vieira suit was also transferred to the Northern District of Texas, Dallas Division.  Thereafter, several substantially similar putative class action suits were filed in the Northern District of Texas, Dallas Division, including Robert Yoskowitz, et. al. v. Life Partners, Inc., No. 3:11-CV-01152-N, Sean T. Turnbow and Masako H. Turnbow, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. 3:11-cv-01030-M, William Bell, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. 3:11-CV-1325-M, and Michael Jackman v. Life Partners Holdings, Inc., et. al., Civil Action No. 3:11-CV-01093-M.  Each of the aforementioned suits were consolidated on June 23, 2011, by Order of Judge Lynn in the Northern District of Texas, and on July 11, 2011, the Court granted a motion to intervene, joining two additional suits that were filed in the U.S. District Court for the Western District of Texas, Del Rio Division, styled Bryan Springston, et. al. v. Life Partners, Inc., et. al., Civil Action Number 2:11-CV-00029-AM and Y. Patterson, et al. v. Life Partners, Inc., Civil Action No. 2:11-CV-000030-AM.  The cases were consolidated under the style Turnbow et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden, Civil Action No. 3:11-CV-1030-M.  On August 25, 2011, plaintiffs filed their Consolidated Class Action Complaint (“Complaint”), alleging claims of breach of fiduciary duty against Life Partners, Inc. (“LPI”), aiding and abetting breach of fiduciary duty against Pardo, Peden, and us, breach of contract against LPI, and violation of California Unfair Competition Law (Business and Professions Code Section 17200 et seq.) by LPI, Pardo, and Peden.  All of plaintiffs’ claims arise out of the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use thereof in the facilitation of life settlement transactions in which plaintiffs acquired interests.  On September 15, 2011, defendants filed a motion to dismiss, which is pending. No discovery has occurred in the case and the case is not yet set for trial.  On March 11, 2011, a putative class action suit was filed in the 191st Judicial District Court of Dallas County, Texas, styled Helen Z. McDermott, Individually and on Behalf of all Others Similarly Situated v. Life Partners, Inc., Cause No. 11-02966.  McDermott asserts claims for breach of contract, breach of fiduciary duty, and unjust enrichment on behalf of a putative class of all persons residing in the United States who purchased any portion of a life settlement that matured earlier than the estimated maximum life expectancy.  Plaintiffs seek as purported damages (i) the amount of funds placed in escrow that was allegedly not needed or used for policy maintenance and was not returned or paid to plaintiffs, (ii) attorneys’ fees, and (iii) costs.  Plaintiffs also seek injunctive relief, restitution, and disgorgement.  LPI has filed its answer and the parties have engaged in pre-certification discovery.  LPI intends to vigorously defend the allegations in the suit, including opposing certification of a purported class.  The case has an initial trial setting of November 28, 2011, but the parties have agreed to enter into an agreed scheduling order with a trial setting in 2013.

On March 14, 2011, a putative class action suit was filed in the 14th Judicial District Court of Dallas County, Texas, styled Michael Arnold and Janet Arnold v. Life Partners, Inc., Life Partners Holdings, Inc., and Abundant Income, Cause No. 11-02995.  Plaintiffs ultimately amended their petition several times, adding additional named plaintiffs, and dismissing us (the company) with prejudice.  Plaintiffs ultimately asserted two causes of action.  The first claim asserted that defendants violated the registration provisions of the Texas Securities Act because the life settlements facilitated by LPI were securities and were not registered.  The second claim asserted that defendants committed fraud under the Texas Securities Act because they represented that the life settlements were not securities.  LPI answered and filed counterclaims against plaintiffs for the filing of a frivolous lawsuit.  On September 26, 2011, the Court entered an Order granting LPI’s motion for partial summary judgment.  The motion was based on, among other arguments, the arguments that the life settlements had previously been held not to be securities under federal and state law.  As a result of the Court Order, plaintiffs’ claims against LPI were dismissed with prejudice.  LPI intends to seek summary judgment on its counterclaims and the recovery of damages resulting from the filing of a frivolous lawsuit.  Plaintiffs have stated their intent to appeal the Court’s decision dismissing their claims.  LPI intends to vigorously defend the Court’s Order on appeal if necessary.

On April 8, 2011, a putative class action complaint was filed in the 40th Judicial District Court of Ellis County, Texas, styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR).  On July 27, 2011, by agreement of the parties, the Willingham case was transferred to the 101st Judicial District Court of Dallas County under Cause No. DC-11-10639.  On September 19, 2011, the plaintiff filed his First Amended Original Class Petition asserting claims of breach of fiduciary duty, breach of contract, and violation of the Texas Deceptive Trade Practices-Consumer Protection Act.  All of plaintiff’s claims are based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization” on behalf of all Texas residents that purchased an interest in a life settlement facilitated by LPI.  Plaintiff seeks economic and exemplary damages, attorneys’ fees and costs, and equitable relief in the form of enjoining LPI from continuing to engage in the alleged practices.  On October 7, 2011, the parties filed a joint motion to transfer and consolidate for pre-trial purposes the Willingham case with a similar pending action styled Helen McDermott, et al. v. Life Partners, Inc., Cause No. 11-02966, pending in the 191st Judicial District Court of Dallas County, Texas, in which the plaintiff is represented by the same law firm representing the Willingham plaintiff.  LPI has filed its answer and intends to vigorously defend the allegations in the suit, including opposing certification of a purported class.  Limited discovery has commenced and no trial date has been set.

We are party to a lawsuit filed on November 8, 2011, which is styled Marilyn Steuben, on behalf of herself and all other California citizens similarly situated v. Life Partners, Inc., Superior Court of the State of California for the County of Los Angeles Court, Case No. BC472953.  This suit is virtually identical to the Willingham case, other than it is filed under California law rather than Texas law.  The plaintiff is represented by the same law firm as Willingham.  The suit alleges breach of fiduciary duty, violations of California Business and Professional Code §17.200, and breach of contract related to how we pay premiums on policies.  We plan to defend ourselves vigorously in this litigation, and believe we have valid defenses to the suit, including opposing certification of a purported class.

While management believes that we have meritorious defenses in all of the above legal proceedings, including the SEC investigation, and we fully intend to defend these proceedings vigorously, as with all litigation, the defense of such proceedings is subject to inherent uncertainties, and the actual costs will depend upon numerous factors, many of which are as yet unknown and unascertainable due to the early stage of each of the referenced proceedings.  Likewise, the outcome of any litigation is necessarily uncertain.  We may be forced to expend considerable funds in connection with attorneys’ fees, costs, and litigation-related expenses associated with the defense of these proceedings, and management’s time and attention will also be taxed during the pendency of these proceedings.

We are subject to other legal proceedings in the ordinary course of business.  When we determine that an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated, we reserve for such losses.  Except as discussed above:  (i) management has not concluded that it is probable that a loss has been incurred in any of our pending litigation; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending litigation; and (iii) accordingly, management has not provided any amounts in the Consolidated Financial Statements for unfavorable outcomes, if any.

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of any pending proceeding.  Nevertheless, although litigation is subject to uncertainty, management believes, and we have been so advised by counsel handling the respective proceedings, that we have a number of valid legal defenses in all pending litigation to which we or our directors or officer are a party, as well as valid bases for appeal of potential adverse rulings that may be rendered against us.  All such proceedings are, and will continue to be, vigorously defended, and, to the extent available, all valid counterclaims pursued.  Notwithstanding this fact, we may enter into settlement discussions in particular proceedings if we believe it is in the best interests of our shareholders to do so.

PART II

Item 5.  Market for Our Common Stock, Related Shareholder Matters and Our Purchases of Our Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol LPHI.  On April 30, 2011, there were approximately 92 shareholders of record of our Common Stock.  Most of our common stock is held beneficially in “street name” through various securities brokers, dealers and registered clearing agencies.  We believe that there are approximately 8,310 beneficial owners of shares of our common stock who hold in street name.

The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years (adjusted for the December 31, 2010 stock split):
	High	Low	Cash Dividends
Year Ended 2/28/10
First Quarter	$16.26	$11.14	$.32
Second Quarter	$17.42	$10.89	$.25
Third Quarter	$15.60	$12.52	$.25
Fourth Quarter	$18.06	$14.87	$.25
Year Ended 2/28/11
First Quarter	$19.60	$15.74	$.25
Second Quarter	$17.35	$11.75	$.25
Third Quarter	$17.20	$11.85	$.50
Fourth Quarter	$18.64	$6.91	$.24

On November 1, 2011, the last reported sale price of our common stock on The NASDAQ Global Select Market was $6.49 per share.  Our total share volume for October 2011 was 1,750,400 shares compared to 1,920,300 shares traded in October 2010.

Dividends

Our Board of Directors determines the amount of and whether to declare dividends.  We paid common stock dividends of $1.24 per share in fiscal 2011 and $1.07 per share in fiscal 2010, and have paid dividends of at least $0.05 per share in each quarter since March 1, 2005.  Whether we will continue to pay dividends at the rate we have previously will depend on the Board’s determinations taking into account our working capital, results of operations and other relevant factors.

Performance Graph

The line graph below compares the cumulative total shareholder return on our Common Stock for the last five fiscal years with cumulative total return on the Russell Microcap Index and the NASDAQ Financial Index.  This graph assumes a $100 investment in each of Life Partners Holdings, Inc., the Russell Microcap Index and the NASDAQ Financial Index at the close of trading on February 28, 2006, and also assumes the reinvestment of all dividends.  The points represent fiscal year-end levels based on the last trading day in each fiscal year.  Return information is historical and not necessarily indicative of future performance.

	As of February 28/29,
	2006	2007	2008	2009	2010	2011
Life Partners	$100	$182	$343	$492	$629	$341
Russell Microcap Index	$100	$107	$87	$46	$77	$101
NASDAQ Financial Index	$100	$106	$88	$49	$69	$79

We selected these indices because they include companies with similar market capitalizations to ours.  We believe these are the most appropriate comparisons since we are the only publicly traded company operating exclusively in the life settlement industry and have no comparable industry “peer” group.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

We have no outstanding options or shares subject to options or other purchase rights authorized, but not outstanding.

Our Purchases of Our Equity Securities

We made no purchases of our equity securities during our fiscal year ended February 28, 2011.

Item 6.  Selected Financial Data

The following table sets forth certain information concerning our consolidated financial condition, operating results, and key operating ratios for the dates and periods indicated.  See Explanatory Note and Note 2 to our Consolidated Financial Statements for discussion of the restatement.  This information does not purport to be complete, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto.
	Year Ended February 28/29, (millions, except per share information)
	2011	2010 (As Restated)	2009 (As Restated)	2008 (As Restated)	2007 (As Restated)
Operating Results
Revenues	$101.6	$108.8	$104.7	$62.9	$30.3
Income from Operations	$35.1	$43.4	$37.5	$20.9	$4.1
Pre-tax Income	$36.2	$43.3	$39.6	$22.5	$4.9
Net Income	$23.4	$26.1	$25.5	$14.6	$3.8
Balance Sheet Data
Current Assets	$35.4	$31.9	$25.3	$17.0	$11.0
Current Liabilities	$7.4	$7.8	$5.3	$3.4	$7.4
Working Capital	$28.0	$24.1	$20.0	$13.6	$3.6
Total Assets	$65.8	$61.2	$46.0	$24.3	$14.8
Total Liabilities	$10.5	$11.1	$8.5	$6.3	$7.7
Shareholders’ Equity	$55.3	$50.1	$37.5	$18.0	$7.0
Return on Assets	36.8%	48.6%	72.5%	74.9%	31.2%
Return on Equity	44.4%	59.5%	91.9%	117.1%	67.5%
Per Share Data(1)
Earnings Per Share	$1.26	$1.40	$1.37	$0.78	$0.19
Dividends Per Share	$1.04	$0.86	$0.20	$0.15	$0.13
Financial Ratios
Current Ratio	4.8 : 1	4.1 : 1	4.8 : 1	4.9 : 1	1.5 : 1
Quick Ratio	4.8 : 1	4.1 : 1	4.8 : 1	4.9 : 1	1.5 : 1

(1) Earnings per share data restated for the fiscal 2009 and 2011 stock splits.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  See Special Note Regarding Forward-Looking Statements for additional factors relating to such statements.  We have restated our Consolidated Financial Statements for fiscal 2010 and 2009.  The nature of the restatement is discussed more fully below.

We provide the following discussion to assist in understanding our financial position as of February 28, 2011 (“fiscal 2011”), and results of operations for the years ended February 28, 2011, 2010 (“fiscal 2010”), and 2009 (“fiscal 2009”).  As you read this discussion, refer to our Consolidated Financial Statements and Notes thereto.  We analyze and explain the differences between periods in the material line items of these statements.

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

We recognize revenue at the time a settlement closes and defer costs for anticipated policy monitoring costs.  We amortize this deferred cost over the anticipated life expectancy of the insureds.

We sometimes make short-term advances to facilitate a life settlement transaction.  These amounts are included in “Accounts receivable – trade”, and are collected as the life settlement transactions close.  All amounts are considered collectible as we are repaid the advance before any of the other parties involved in the transaction receive funds.

We follow the guidance contained in ASC 325-30, Investments in Insurance Contracts, to account for our investments in life settlement contracts.  ASC 325-30 states that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is made on an instrument-by instrument basis and is irrevocable.  Under the investment method, a purchaser recognizes the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are capitalized.  Under the fair value method, a purchaser recognizes the initial investment at the purchase price.  In subsequent periods, the purchaser re-measures the investment at fair value in its entirety at each reporting period and recognizes changes in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We elected to value our investments in life settlement contracts using the investment method.  As of February 28, 2011, our investments in life settlements held for our own account were carried at $9,506,495.

We review the carrying value of our investments in policies for impairment whenever events and circumstances indicate that we might not recover the carrying value of the policies from future maturities.  In cases where undiscounted expected proceeds from future maturities are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value (including expected future costs to maintain the policies) exceeds the expected proceeds.  Based on this assessment, we recorded impairment costs for investments in policies of $6,212,150, $2,139,183, and $2,255,698 during fiscal 2011, 2010 and 2009, respectively.

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

We must make estimates of the collectability of accounts and notes receivable and premium advances.  The accounts associated with these areas are critical to recognizing the correct amount of revenue and expenses in the proper period.  Within the last quarter of fiscal 2010, issues were resolved which have enabled us to better estimate the collectability of premium advances.  The agreement with the State of Texas allowed us to specifically identify a class of investors for whom we made premium advances, and which, under the terms of the agreement, will be uncollectible.  Our historical success of collecting premium advances enabled us to build a body of evidence by which we can demonstrate full collectability of the remaining balance of advanced premiums.  As a result of the resolution of the suit, the reserve for uncollectible premium advances is based on our best estimate and historical data and premium advances are no longer fully reserved.

We review the carrying value of our property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment for property and equipment during fiscal 2011, 2010 and 2009.

We must evaluate the useful lives of our property and equipment to assure that an adequate amount of depreciation is being charged to operations.  Useful lives are based generally on specific knowledge of life for specific types of assets.

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

New Accounting Pronouncements

Recent accounting pronouncements have been issued including ASC 320, 810, 820, 825, and ASU 2010-06 and 2010-09.  For a discussion of these pronouncements, refer to Note 3 of our Consolidated Financial Statements.

Restatement of our Consolidated Financial Statements

We have restated our Consolidated Financial Statements for fiscal 2010 and fiscal 2009.  The restatements relate to timing issues for revenue and related brokerage fees, impairment expense for owned policies, deferred policy monitoring costs, executive bonus expense, income recognition from an investment in a trust, and state franchise tax expense.  The adjustments for these items affected our deferred income tax provision, which was also restated for the proper periods.

Revenue and related brokerage fees were restated due to our change in the date of revenue recognition from the date that purchasers commit to buy policies to the date that policy closings are funded.  This adjustment increased reported earnings before income taxes by $0.1 million and decreased reported earnings before income taxes by $2.1 million, for fiscal 2009 and 2010, respectively.

We improved the method by which we calculate impairment on Investment in Policies.  Impaired value is based on estimates of life expectancy and the effect of that determination on future premiums and the date of expected receipt of proceeds from policy maturities.  We improved our methodology for estimating life expectancies by adding more actuarial data, and our application of the improved methodology generally increased life expectancies for the policies we held for investment.  The restatement reduced reported earnings before income taxes by $2.1 million and $1.9 million for fiscal 2009 and 2010, respectively.

Our change in methodology for estimating life expectancies, as well as changing the basis for monitoring costs, affected our calculation of deferred policy monitoring costs.  Deferred policy monitoring costs are the projected costs that we can expect incur for monitoring insureds and their policies.  The costs are covered by a deferral of income at the time of settlement.  The amount of deferred policy monitoring costs increases with the general increase in life expectancies.  The restatement reduced reported earnings before income taxes by $0.7 million and $0.4 million for fiscal 2009 and 2010, respectively.

Until fiscal 2010, we recognized executive bonus expense when paid.  The restatement is a timing issue and reduced (increased) reported earnings before income taxes by $0.3 million and $(0.3 million) for fiscal 2009 and 2010, respectively.

In other adjustments, we moved $0.4 million of gains from maturities within Investment in Trust from fiscal 2010 to fiscal 2009 to reflect more accurately the maturity dates of the underlying instruments.

More detail about our restatements and the adjustments, including a table of adjustments, is presented in Note 2 of our Notes to Consolidated Financial Statements.

Life Partners

We are the world’s oldest and only publicly traded company operating exclusively in the life settlement industry.  Our revenues are primarily derived from fees associated with facilitating life settlement transactions.

Comparison of Years Ended February 28, 2011, 2010, and 2009

We had net income of $23,425,749 for fiscal 2011, compared to net income of $26,077,214 for fiscal 2010, and $25,521,613 for fiscal 2009.  The 10.2% decrease in net income in fiscal 2011 and a similar drop in revenues were due to two factors.  First, we believe the life settlement market declined from approximately $8 billion in face value transactions in calendar 2009 to approximately $4 billion in calendar 2010.  A second contributing factor was the publication of news articles criticizing our operations coupled with our disclosure of a pending SEC investigation, both of which occurred in the fourth quarter of fiscal 2011.  The 3.9% increase in revenues in fiscal 2010 and our ability to increase our operating margins by remaining highly selective in our purchasing strategies resulted in a 10.6% increase in revenues net of brokerage and licensee fees in fiscal 2010.  The increase in revenues, net of brokerage fees, together with the large decrease in the allowance account for premium advances, resulted in an increase in income from operations of 15.7%.  The 75.1% increase in net income in fiscal 2009 was attributable to a 66.4% increase in revenues and a 72.7% increase in revenues net of brokerage and licensee fees.  The large increase in revenues, net of brokerage fees, resulted in an increase in income from operations of 79.2%.  Legal and professional costs were $1,986,648, $1,311,637 and $1,839,782 in fiscal 2011, 2010 and 2009, respectively, and after executive and employee bonuses and payroll, were the largest single general and administrative expense.  The legal and professional costs were attributable primarily to legal costs associated with the SEC investigation, our audit and tax preparation fees, litigation, our SEC filings and other legal matters as they arise.  See Item 3, Legal Proceedings.

Revenues – Revenues decreased by $7,213,346, or 6.6%, from $108,792,559 in fiscal 2010 to $101,579,213 in fiscal 2011.  This decrease was due primarily to the decreased number of settlements, from 186 in fiscal 2010 to 166 in fiscal 2011 and a decrease in the total face value of policies from $541,755,547 in fiscal 2010 to $515,109,503 in fiscal 2011.  Revenues increased by $4,105,440, or 3.9%, from $104,687,119 in fiscal 2009 to $108,792,559 in fiscal 2010.  This increase was due primarily to an increase in the revenues net of brokerage fees, even though the number of settlements declined from 214 in fiscal 2009 to 186 in fiscal 2010.  Average revenue per settlement increased in both fiscal 2010 and 2011.  The average revenue per settlement increased 4.6% from $584,906 in fiscal 2010 to $611,923 in fiscal 2011.  Average revenue per settlement increased 19.5% from $489,192 in fiscal 2009 to $584,906 in fiscal 2010.  Our revenues increased at a slower rate than in previous years as institutional sales declined, leaving retail sales as our primary source of revenue.

The global economic recession in fiscal 2009 and its aftermath resulted in declines in the estimated life settlements market.  The well-regarded Conning reports for 2010 and 2011 indicated that the life settlement industry completed $11.8 billion in face value of transactions in calendar 2008, but dropped to $7.6 billion in 2009 and to $3.8 billion in 2010.  Despite these industry trends, in fiscal 2009 and 2010, demand for our services remained strong and the number of policies meeting our purchasing qualifications remained constant.  We continued to see a supply of policies with higher face values that meet our purchasing parameters.  The demand side also showed promise in fiscal 2009 and 2010 with increases in average revenue per settlement and in total revenues derived from settlements.  We believe this demand resulted from our broad-based, retail oriented purchasing model and referrals from a large licensee network, in contrast to many of our competitors, which rely on the credit markets or a single institutional provider of investment capital.

In fiscal 2011, we believe the life settlements market suffered even further declines.  The 2011 Conning report indicated a market drop from approximately $7.6 billion in face amount transacted in 2009 to approximately $3.8 billion in 2010.  While our fiscal 2011 results did not reflect the size of drop suggested in the Conning report for calendar 2010, our fiscal 2011 results were generally weaker than in fiscal 2010.  Our fiscal 2011 was also adversely affected in the fourth quarter by a series of news articles critical of our operations and by our disclosure of a pending SEC investigation.  These latter events especially affected our licensee network and purchaser base and resulted in significant declines in the fourth quarter of fiscal 2011.  In the first two quarters of fiscal 2011, our results of operations had held up relatively well despite the industry downturn.  Our revenues and net income were relatively stable and the metrics that we use to measure performance, such as average policy face value and revenues per settlement, were also stable.  In the third and fourth quarter of fiscal 2011, however, our quarterly revenues fell to $20,159,650 and $17,031,006, respectively.  Net income fell to $3,960,688 in the third quarter and to $3,029,818 in the fourth quarter.  While the average policy face value in the fourth quarter was up at $3.5 million per policy, our number of settlements fell to 37 in the third quarter and 30 in the fourth quarter from 49 in the second fiscal quarter.

The fourth quarter results burdened the results for fiscal 2011, resulting in lower revenues and net income.  Compared to fiscal 2010, fiscal 2011 saw a lower number of settlements (166 from 186), lower aggregate face values ($515,109,503 from $541,755,547) and lower total net revenues derived ($55,130,665 from $59,540,774).  On the upside, average revenue per settlement increased in fiscal 2011 ($611,923 from $584,906), as did the average face value per policy ($3.1 million from $2.9 million), which continues to suggest some supply strength in the upper ends of the life settlement market.

Demand for life settlements generally is supported by a desire to diversify investment portfolios and avoid economically sensitive investments.  Returns on life settlements are linked to the lives of the insureds.  As such, settlements function independently from, and are not correlated to, traditional equity and debt markets and commodity investments.  The industry benefits from the investment community searching for returns higher than what is currently available in the traditional marketplace.  The financial markets have remained somewhat unsteady following the 2008 financial crisis.  While this would appear to benefit the life settlement market, the market declines in 2009 and 2010 suggest retreating investor capital and a lack of confidence in the industry.

Demand for our services was especially hurt by the critical new articles and the uncertainty related to the SEC investigations, which affected our licensee network and purchaser base.  Our business model is somewhat unique in the industry in that we are the only publicly held, life settlement company and the only prominent company with a broad, retail base.  We believe the publicity from the news articles affected our client base more acutely than the articles might have affected a company with an institutional-oriented base.  We believe the articles portrayed us in a false light, and we have worked with our licensees and clients to restore lost confidence and rebut the charges in the articles.  We expect that we can gradually repair our client base and restore demand, but anticipate that the declines from these events will continue to adversely affect our operating results in fiscal 2012.

Brokerage and Referral Fees – Brokerage and referral fees decreased 5.7%, or $2,803,237, from $49,251,785 in fiscal 2010 to $46,448,548 in fiscal 2011.  Brokerage and referral fees decreased 3.1%, or $1,583,612, from $50,835,397 in fiscal 2009 to $49,251,785 in fiscal 2010.  Brokerage and referral fees constituted 45.7%, 45.3%, and 48.6% of revenues in fiscal 2011, 2010 and 2009, respectively.  In fiscal 2011, 2010 and 2009, broker referrals accounted for 99% of the total face value of policies transacted.  Policies presented from two brokers each represented more than 10% of all completed transaction in fiscal 2011, and represented 26.9% in total.  Policies presented from one broker represented more than 10% of all completed transactions in fiscal 2010, at 15%.  In fiscal 2009, policies presented from three brokers who each represented more than 10% of all completed transactions totaled 44% of the total face value.

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

Many states now license life settlement brokerage activity, which may result in the capping of fees or the increased disclosure of fees.  Industry analysts have suggested that these regulations could tend to lower the fees, although we have yet to see such result.

Operating Expense – General and administrative expenses increased by 0.5%, or $56,427, from $11,758,896 in fiscal 2010 to $11,815,323 in fiscal 2011.  General and administrative expenses increased by 8.0%, or $871,507, from $10,887,389 in fiscal 2009 to $11,758,896 in fiscal 2010.

Executive and employee bonuses decreased $615,716 in fiscal 2011 as earnings decreased.  Executive and employee bonuses increased $865,775 from $2,287,995 in fiscal 2009 to $3,153,770 in fiscal 2010.  Increased payments in 2009 and 2010 and decreased payments in 2011 are a direct result of our increasing and decreasing profitability, which is linked to executive compensation plans and bonuses given to all employees.

Included in fiscal 2011 general and administrative expenses are legal and professional expenses of $1,986,648, which were primarily associated with the SEC investigation and auditing and tax preparation fees.  General and administrative expenses in fiscal 2010 and 2009 included legal and professional expenses of $1,311,637 and $1,839,782, respectively, which were primarily associated with legal actions with various states and in defending ourselves in previously disclosed civil actions, all of which were resolved.

We increased impairment expense for our investment in policies from $2,139,183 in fiscal 2010 to $6,212,150 in fiscal 2011 due primarily to longer projected life expectancies within the investment portfolio.  Impairment expense decreased slightly from $2,255,698 in fiscal 2009 to $2,139,183 in fiscal 2010.

For various legal actions or claims in which we believe we might incur liability, we paid non-recurring settlement expenses of $789,622 in fiscal 2011 compared to $3,615,726 in fiscal 2010 and $1,382,140 in fiscal 2009.  Fiscal 2011 was composed primarily of recurring goodwill settlements, plus final settlement with purchasers related to the Texas Attorney General’s office.  A significant portion of the settlement expense in fiscal 2010 was the result of settlements with Maxim for $1,250,000 of treasury stock, the state of Florida for $770,000, a $500,000 reimbursement to purchasers for prepaid premiums, $300,000 to the State of Texas and $170,000 to the State of Virginia.  Settlement expense in fiscal 2009 was composed primarily of payments to purchasers for policies that did not pay out.

Premium advances in fiscal 2010 were a negative $1,715,265 as the allowance account for net premium advances was reduced.  Premium advances, net of reimbursements, were $882,920 in fiscal 2011 and $1,444,476 in fiscal 2009.  For business goodwill, we make advances on policy premiums to maintain certain policies.  In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances or purchased the policies as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances and upon our desire to preserve business goodwill.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.

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

Interest Income and Expense – Net interest and other income decreased $659,414, from $1,493,464 in fiscal 2010 to $834,050 in fiscal 2011.  Net interest and other income decreased $310,826 from $1,804,290 in fiscal 2009 to $1,493,464 in fiscal 2010.  The decrease in net interest and other income in fiscal 2010 and 2011 corresponded to lower interest rates, as well as reduced gains from maturities on owned policies.  Fiscal 2009 had higher paying interest rates.  Interest expense was $61,182, $46,988 and $1,505 in fiscal 2009, 2010 and 2011, respectively.  Interest expense related primarily to the long-term debt financing on our property, which was retired on April 28, 2009.  There were maturities on policies, gains and distributions from our investment in the life settlements trust in fiscal 2010 and 2009, resulting in $222,186 of gains in 2010 vs. $362,658 in fiscal 2009.  Interest and other income was $1,804,290 in fiscal 2009, primarily relating to higher investment balances earning higher interest rates.

Realized Loss on Investments – We realized a loss of $1,823,364 on investment securities in fiscal 2010, compared to none in fiscal 2009 and an $88,492 gain in fiscal 2011.  The tax effect for fiscal  2010, was calculated assuming that the long-term capital loss deduction for tax purposes would be reduced by any long-term capital gains we are able to net against by carrying back or carrying forward the loss to past and future tax returns.  At February 28, 2010, we had no certain future capital gains; therefore, the net tax effect for fiscal 2010 is only what we will be able to carry back, or $26,879.  The loss in fiscal 2010 was a result of our conclusion that the unrealized loss in fair value of our investment securities was no longer temporary.  The decline in fair value of securities in previous periods was not recognized for financial reporting purposes, as the loss was considered temporary in nature.  The unrealized loss in fiscal 2009 and the current unrealized loss in 2011 were included in Other Comprehensive Loss within the Shareholders’ Equity section of the Consolidated Balance Sheet.

Income Taxes – Income tax expense decreased by $4,410,635, or 25.6%, from $17,197,268 in fiscal 2010 to $12,786,633 in fiscal 2011.  Income tax expense increased by $3,069,988, or 21.7%, from $14,127,280 in fiscal 2009 to $17,197,268 in fiscal 2010.  Income tax expense is in direct correlation to pretax earnings, taxed at 35% at the Federal level.  In fiscal 2010, we had an additional accrual of $831,233 of Texas Margin Tax; $402,104 for an estimated assessment due to non-deductibility of certain payments in past and current periods, included in our calculation of the Texas Margin, and $429,129 for the current year taxes due in May of 2011.  Income tax expense was also affected by the impact of establishing a $611,298 allowance within the deferred income tax asset account.  This allowance was established to recognize the uncertainty of netting future capital gains against a current capital loss.  Increased income tax in fiscal 2009 was a direct result of the increase in pre-tax earnings.

Liquidity and Capital Resources

Operating Activities – Net cash flows provided by operating activities decreased by 1.5%, decreasing $468,653 from $31,201,876 in fiscal 2010 to $30,733,223 in fiscal 2011.  Net cash flows provided by operating activities increased 9.7% from fiscal 2009 to fiscal 2010, increasing $2,756,585, from $28,445,291 to $31,201,876.  Net cash flows provided by operating activities in all years resulted primarily from net income.  Fiscal 2011’s cash flow was also increased by impairment of owned policies.  Fiscal 2010’s cash flow was increased by impairment of owned policies, impairment of investment in securities, an increase in accrued liabilities and a decrease in accounts receivable.  Fiscal 2010’s cash flow was decreased by a decrease in accounts payable.  Fiscal 2009’s cash flow was increased primarily by impairment of owned policies, an increase in accrued liabilities and decreased by an increase in deferred income taxes.

Investing and Financing Activities – We used cash of $3,615,737 in investing activities in fiscal 2011 versus $12,590,680 in fiscal 2010 and $15,878,496 in fiscal 2009.  We used available cash to purchase policy interests for our own account.  We purchased policies of $3,654,183 in fiscal 2011, $7,863,520 in fiscal 2010, and $8,013,324 in fiscal 2009.  Of the policies purchased in fiscal 2010 and 2009, $6,441,625 and $6,318,665, respectively, represented policies that we acquired in connection with a settlement with the state of Colorado.  The terms of the settlement afforded us the opportunity to purchase a large number of policy interests from existing clients on terms that provided value to us as well as our clients.  We have continued to acquire policy interests on a discretionary basis as those opportunities are presented to us by existing clients and on terms that are agreeable to both parties.  We believe that we will profit from the investment in these policies when they mature.  We also used cash to make net premium advances, which were $2,954,289 in fiscal 2011, $3,549,912 in fiscal 2010, and zero in 2009.  Before fiscal 2010, premium advances were reserved 100%.  In fiscal 2010, we invested $1,227,484 in a life settlements trust, which acquired life settlement interests.  Our investment followed an earlier investment of $5 million in the life settlements trust in fiscal 2009.  In addition to investing, we acted as a non-exclusive purchasing agent for the trust and its predecessor partnership.  The trust is no longer acquiring life settlements and we do not anticipate further investments.  The trust owns a portfolio of life insurance settlements with an initial face value of $706 million, which we anticipate will mature over the next few years.  The trust has experienced some maturities during fiscal 2011 and 2010, which paid us $464,796 in fiscal 2011 and $420,743 in fiscal 2010.

Sales of marketable securities were $14,764,648 in fiscal 2011, with purchases resulting in a net source of $2,308,658.  Purchases of investment securities were $3,051,996 in 2010 and $502,787 in fiscal 2009.  In fiscal 2011, we made purchases of property and equipment of $117,947 versus $382,567 in fiscal 2010 and $413,734 in fiscal 2009.  Investments in certificates of deposit were $203 in fiscal 2011, zero in fiscal 2010 and $1,948,651 in fiscal 2009.  Maturities of certificates of deposit were zero in fiscal 2011 and 2009 versus $2,933,069 in fiscal 2010.

We used $19,375,650 in financing activities in 2011 versus $14,003,685 in fiscal 2010 and $4,418,125 in fiscal 2009.  Financing activities in 2011 were solely for dividends.  We paid dividends of $19,375,650, $13,224,612 and $3,331,675 in fiscal 2011, 2010 and 2009, respectively.  We paid off our long-term debt in fiscal 2010 at a cost of $779,073.  Payments on the line of credit and long-term debt in fiscal 2009 were $2,387,399.  We received proceeds from loans of zero in fiscal 2011 and 2010, and $2,000,000 in fiscal 2009.  We made no treasury share purchases in fiscal 2011 and 2010.  We purchased shares on the open market for $699,051 in fiscal 2009.

Working Capital and Capital Availability – As of February 28, 2011, we had working capital of $27,962,710.  Our cash during fiscal 2011 increased by $7,741,836 compared with an increase of $4,607,511 in fiscal 2010 and $8,148,670 in fiscal 2009.  To facilitate our short-term cash flow management and operating capital requirements, we maintained two credit lines until fiscal 2010.  One credit line was secured by cash and securities on deposit.  As of February 28, 2010, it carried an interest rate at the Wall Street Journal Prime Rate of 3.25% and had a borrowing base of $2.9 million.  There was no outstanding balance on this line of credit in any year presented; this line of credit was discontinued in March 2010.  The other line of credit was secured by a certificate of deposit.  This line of credit carried an interest rate of 5.55% and had a borrowing base of $1 million.  There was no outstanding balance on this line for any year presented.  We closed this line in fiscal 2010 when the collateralized certificate of deposit matured.

While we anticipate declines in revenues and net income for fiscal 2012 before a gradual recovery in the following years, our working capital position is strong and we believe we have more than sufficient cash and cash equivalents to support our short and long-term operations.  We do not anticipate a need for future borrowings or stock sales.  The declines in revenue and net income could influence the Board of Directors’ determinations about the timing and amount of future dividends.  While the Board declared a dividend of $0.20 cents per share (split-adjusted) payable on or about June 15, 2011, to shareholders of record as of May 16, 2011, and declared a dividend of $0.20 per share (split-adjusted) payable on or about September 15, 2011 to shareholders of record as of August 26, 2011, its determinations regarding future dividends will consider our cash and working capital, results of operations, and other relevant factors.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of February 28, 2011 were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$128,397	$51,158	$51,236	$26,003	$-
Total obligations	$128,397	$51,158	$51,236	$26,003	$-

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8.  Financial Statements and Supplementary Data

Our audited Consolidated Financial Statements, together with the report of auditors and the notes to the Consolidated Financial Statements, are included in this Annual Report beginning on page 56.

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2011, 2010 and 2009.  The financial data for fiscal 2010 and 2009 and the first three fiscal quarters of 2011 is restated.  See Explanatory Note and Note 2 to our Consolidated Financial Statements for discussion of the restatement.  This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein.  Certain amounts previously reported have been reclassified to conform to the current presentation.  These reclassifications had no net impact on the results of operations.

	Fiscal 2011
	1st Quarter (As Restated)	2nd Quarter (As Restated)	3rd Quarter (As Restated)	4th Quarter
Revenues	$31,231,136	$33,157,423	$20,159,650	$17,031,006
Income from Operations	$12,857,536	$13,264,440	$5,537,341	$3,488,476
Pre-tax Income	$13,126,916	$13,179,682	$6,046,425	$3,859,361
Net Income	$8,183,150	$8,252,093	$3,960,688	$3,029,818
Net Income Per Share	$0.44	$0.44	$0.21	$0.16

	Fiscal 2010 (As Restated)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$26,366,949	$28,057,548	$28,070,602	$26,297,460
Income from Operations	$10,237,028	$9,969,317	$10,527,686	$12,695,154
Pre-tax Income	$10,939,235	$10,506,269	$10,991,993	$10,836,986
Net Income	$6,595,243	$6,322,644	$6,628,460	$6,530,866
Net Income Per Share	$0.36	$0.34	$0.36	$0.35

	Fiscal 2009 (As Restated)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$21,484,306	$21,485,116	$40,801,037	$20,916,660
Income from Operations	$8,263,610	$7,321,839	$16,529,336	$5,428,343
Pre-tax Income	$8,630,892	$7,805,174	$17,166,256	$6,046,572
Net Income	$5,537,435	$4,994,208	$11,152,717	$3,837,254
Net Income Per Share	$0.30	$0.27	$0.60	$0.21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We changed independent registered public accounting firms in fiscal 2010.  The decision to change auditors was not the result of any disagreements between us and the former auditor, Eide Bailly LLP (“Eide Bailly”), on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.  On March 2, 2010, we announced the engagement of Ernst & Young LLP (“Ernst & Young”), as our new independent registered public accounting firm.

On June 6, 2011, we received a letter from Ernst & Young LLP addressed to the Chairman of our Audit Committee (the “Resignation Letter”) confirming that it had resigned effective June 3, 2011, as our independent registered public accounting firm, as had been orally communicated to the Chairman of the Audit Committee on June 3, 2011.  The resignation followed a letter from Mr. Brian Pardo, our Chairman and CEO, to our licensee network (persons who refer purchasers to us) commenting upon the delayed filing of our Annual Report on Form 10-K for Fiscal 2011 (the “2011 Annual Report”).  The letter stated that it was Mr. Pardo’s position that we would “take action” against Ernst & Young if it did not promptly complete its audit and sign off on our financial statements without adjustment.  Our Audit Committee wrote to Ernst & Young disclaiming the letter’s statements and asserting that the letter did not speak for the Audit Committee.  Notwithstanding the Audit Committee’s disclaimer, Ernst & Young stated that the letter compromised its independence, and when considered with other recent developments, that it was no longer able to rely upon management’s representations, and that it was unwilling to be associated with the financial statements prepared by management.

In its Resignation Letter, Ernst & Young further stated that after a re-examination of our revenue recognition policy, it had concluded that we should revise the policy.  Our existing policy recognizes income at the time a settlement has been closed (that is, an agreement has been reached with the settlor and the purchaser has obligated itself to make the purchase).  Ernst & Young believes that revenues should be recognized no earlier than the final closing of escrowed funds with the settlor.  Ernst & Young also stated that some portion of our fee revenue should be allocated and deferred based upon our practice of making premium advances.  It further concluded that the use of our current accounting policies and practices with respect to these matters results in a more than remote likelihood that a material misstatement in our annual and interim financial statements could occur and not be prevented or detected by our internal controls (which are based on existing policies).

The revenue recognition matter constitutes a disagreement as defined under Item 304(a)(1)(iv) of Regulation S-K, as promulgated by the SEC.  Ernst & Young discussed the subject matter of the disagreement with our Audit Committee and our Chief Financial Officer.  We have authorized Ernst & Young to respond fully to our present independent registered public accounting firm, Whitley Penn.

We engaged Ernst & Young as our independent registered public accounting firm on March 2, 2010, and it had expressed an unqualified opinion on our Fiscal 2010 financial statements.  Ernst & Young followed Eide Bailly, which had been our independent registered public accounting firm, which audited our Fiscal 2009 financial statements, and which expressed an unqualified opinion on such statements.

Following Ernst &Young’s resignation, on June 14, 2011, we received a letter from Eide Bailly addressed to the Chairman of our Audit Committee stating that its reports dated May 29, 2009, with respect to our Consolidated Financial Statements for fiscal 2009, and the effectiveness of our internal control over financial reporting as of and for fiscal 2009 may no longer be relied upon, until such time that an analysis has been completed and a determination made with respect to possible material misstatements related to our revenue recognition policy.  The letter cites the disclosures made by Ernst & Young in its Resignation Letter, regarding a disagreement about our revenue recognition policy and a possible material misstatement in our annual and interim financial statements as a result of the application of the policy.  Eide Bailly contacted the Chairman of our Audit Committee and our Chief Financial Officer before issuing its letter.

In our Consolidated Financial Statements for fiscal 2011, 2010 and 2009, we are recognizing revenue from life settlement transactions on the date that policy closings are funded rather than the date that purchasers commit contractually to buy policies.  This change comports with Ernst & Young’s position.  The Consolidated Financial Statements for fiscal 2010 and 2009 are restated to reflect this change.  See Note 2 to the Notes to Consolidated Financial Statements regarding the quantitative effect of the change.  We have not chosen to allocate and defer a portion of our fee revenue based upon our practice of making premium advances, as it is not a contractual obligation nor do we believe it is appropriate under accounting rules.

Except as described above, during the two most recent fiscal years and interim period preceding Ernst & Young’s resignation, there were no other disagreements with either Ernst & Young or Eide Bailly as defined under Item 304(a)(1)(iv) of Regulation S-K and no other reportable events with either firm as defined under Item 304(a)(1)(v) of Regulation S-K.  While not a reportable event, our report on internal controls and Eide Bailly’s opinion on internal controls include information related to material weaknesses in our internal controls, which were included in our Form 10-K for the year ended February 28, 2009.  The material weakness was unrelated to the matters cited as disagreements by Ernst & Young.

Item 9A.  Controls and Procedures

Background of Restatement. Our Board of Directors, Audit Committee and management concluded that we should restate certain consolidated financial statements and related footnote disclosures for fiscal 2009 and fiscal 2010, and the first three quarters of fiscal 2011 to properly state revenue, brokerage fees, accounts receivable, investment in policies, investment in life assets trust, deferred policy monitoring costs, accounts payable and accrued liabilities which had been incorrectly accounted for under generally accepted accounting principles in the United States (“GAAP”), and to recognize certain related tax impacts. The decision to restate our consolidated financial statements was based on facts obtained by management and a review of our historical accounting practices that was conducted by management, with the assistance of independent legal counsel, independent accounting advisors and our regular tax advisors.

As a result of the internal review by management, we concluded that we needed to restate the consolidated financial statements and related disclosures for fiscal 2009 and fiscal 2010; however, rather than amend our Annual Report on Form 10-K for fiscal 2010, originally filed on May 12, 2010, the restated consolidated financial statements have been included in this Annual Report on Form 10-K. This Annual Report on Form 10-K also includes the restatement of selected consolidated financial data as of and for fiscal 2010, 2009, 2008 and 2007, which is included in Item 6. Selected Financial Data, and the unaudited quarterly financial data for each of the quarters in fiscal 2010 and 2009, and the first three quarters of fiscal 2011, which is included in Item 8. Financial Statements and Supplementary Data.

Effectiveness of Disclosure Controls and Procedures.  We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2011 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness described below we did not maintain effective internal control over financial reporting as of February 28, 2011, based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As such, we have concluded that our disclosure controls and procedures were not effective as of February 28, 2011.

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and affected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of February 28, 2011, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer.  In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by COSO.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  We have identified the following material weakness in our internal control over financial reporting as of February 28, 2011.

Control Environment and Control Activities.  We did not maintain an effective control environment based on criteria established in the COSO framework.  We did not maintain effective controls over our accounting for and disclosure of revenue recognition, deferred policy monitoring costs, impairment of investment in policies, investment in life assets trust, and accrued liabilities.  Specifically, effective controls, including monitoring, were not maintained to ensure the existence, completeness, accuracy, valuation and presentation of activities related to revenue recognition, deferred policy monitoring costs, impairment of investment in policies, investment in life assets trust, and accrued liabilities.  This control deficiency resulted in the misstatement of our revenue, brokerage fees, accounts receivable, investment in policies, investment in life assets trust, deferred policy monitoring costs, accounts payable and accrued liabilities and related disclosures, the failure to recognize certain related tax liabilities, and in the restatement of our consolidated financial statements for each of fiscal 2010 and 2009, for each of the quarters of 2010 and 2009, and for the first three quarters of fiscal 2011.  This control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Due to the material weakness, we did not maintain effective internal control over financial reporting as of February 28, 2011, based on the criteria in Internal Control — Integrated Framework issued by COSO.  To remediate these weaknesses, we have taken the following steps:

•	We have changed the date at which we recognize revenue from life settlement transactions,

•
We have improved the methodology for estimating life expectancies, which affects our calculation of possible impairment of the life settlements in which we have invested and our determination of deferred policy monitoring costs,

•	We have changed the date at which we recognize executive bonus expense, and,

•	We have amended our formal written policies and procedures regarding internal controls to reflect these changes.

Management is committed to a strong internal control environment and believes that, when fully implemented and tested, the measures described above will improve our internal control over financial reporting. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting.

Notwithstanding these material weaknesses, management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position at February 28, 2011 and 2010, and our consolidated results of operations and cash flows for each of fiscal 2011, 2010 and 2009 in conformity with GAAP.

Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended February 28, 2011

Other than the material weaknesses described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Life Partners Holdings, Inc.

We have audited Life Partners Holdings, Inc. and subsidiaries’ (the “Company) internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented or detected and corrected on a timely basis. The following material weakness has been identified and included in the accompanying Management’s Report on Internal Control Over Financial Reporting:

The Company did not maintain an effective control environment based on criteria established in the COSO framework. They did not maintain effective controls over accounting for and disclosure of revenue recognition, deferred policy monitoring costs, impairment of investment in policies, investment in life assets trust, and accrued liabilities. Specifically, effective controls, including monitoring, were not maintained to ensure the existence, completeness, accuracy, valuation and presentation of activities related to revenue recognition, deferred policy monitoring costs, impairment of investment in policies, investment in life assets trust, and accrued liabilities. This material weakness resulted in the misstatement of revenue, brokerage fees, accounts receivable, investment in policies, investment in life assets trust, deferred policy monitoring costs, accounts payable and accrued liabilities and related disclosures, the failure to recognize certain related tax liabilities, and in the restatement of the consolidated financial statements for each of the years ended February 28, 2010 and 2009 and for each of the quarters of 2011, 2010 and 2009. This material weakness could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

In our opinion, because of the effect of the material weakness described in the preceding paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 28, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the three year period ended February 28, 2011.  We considered the material weakness identified above in determining the nature, timing and extent of audit tests applied in our audits, and this report does not affect our report dated November 22, 2011, which expressed an unqualified opinion on those consolidated financial statements.

/s/ Whitley Penn LLP

Dallas, Texas

November 22, 2011

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers; Corporate Governance

Biographical Information

The following table sets forth the name and age of each director and the year he became a director.

Name	Age	Director Since	Position
Brian D. Pardo	69	2000	Chairman of the Board, President and Chief Executive Officer of Life Partners Holdings, Inc.
R. Scott Peden	48	2000	Director, Secretary and General Counsel of Life Partners Holdings, Inc. and President of LPI
Fred Dewald	66	2003	Director
Tad M. Ballantyne	56	2001	Director
Harold E. Rafuse	68	2006	Director

The following paragraphs summarize each director’s principal occupation, business affiliations and other information.

Brian D. Pardo.  Mr. Pardo is President and Chief Executive Officer of Life Partners, and Chief Executive Officer of LPI, our primary operating subsidiary.  He has served as the CEO of LPI since its incorporation in 1991.  Mr. Pardo is one of the pioneers of the life settlement industry.  He has been certified as an expert in the field of life settlements and has testified on that subject on numerous occasions.  Mr. Pardo served our Nation from 1964 through 1966 as a helicopter gunship pilot in Vietnam.

R. Scott Peden.  Mr. Peden has served as the General Counsel and Secretary of Life Partners and the President of LPI since 2000.  Before 2000, Mr. Peden served as Vice President and General Counsel for LPI since its incorporation in 1991.  Mr. Peden has been certified as an expert in the field of life settlements and has testified on that subject on many occasions.  He holds a Bachelor of Arts degree from Trinity University and a Juris Doctor from Baylor University School of Law.

Fred Dewald.  Mr. Dewald has been a successful builder and property developer in the Waco/McLennan County, Texas area for over 30 years.  He is a director of the Heart of Texas Builders Association and serves as President or principal of 17 different property development companies.  He holds a Bachelor of Science degree from Southwest Texas State University.

Tad M. Ballantyne.  Mr. Ballantyne is an officer and/or director of several private companies including Hoopeston Foods, Inc. (Chief Executive Officer), Mackay Limited Partnership (Director), and Thomsen Group, LLC (Director).  Mr. Ballantyne also serves as the Deputy Chairman, a non-executive director, and a member of the audit committee and the remuneration and nomination committee of Creat Resources Holding Limited, an Australian mining company (listed on the LSE/AIM as:  CRHL.L); as a director of Jilin Jimei Foods Ltd., a private company in Changchun, China; as an advisory board member of TCIB Investment Company, Ltd., a private company in Beijing, China; as Chairman of Capsalus Corporation, a health and wellness company (OTCBB: WELL.OB); and as a non-executive director of American Lorain Corporation, an integrated food manufacturing company located in Shandong, China (AMEX: ALN).  During 2003, Texas Steel Partners Inc., a Texas-based steel foundry, filed for reorganization and was liquidated pursuant to a bankruptcy Chapter 7 conversion.  Mr. Ballantyne was an officer and director and 50% shareholder of Texas Steel Partners.  During the last 17 years, Mr. Ballantyne has been active in acquiring and operating troubled companies or assets being divested by public and private companies and has focused over the last five years in food processing plants in both the United States and Asia.  He holds a Bachelor of Science degree in business management from the University of Wisconsin.

Harold E. Rafuse.  Dr. Rafuse was the co-founder and former Managing Director of Advanced Concepts and Technologies International (ACT I) headquartered in Waco, Texas.  He was also co-owner and Managing Director Aurora Aviation and Aurora Avionics.  He retired from all three companies in June 2008.  Dr. Rafuse has over 46 years of experience in aviation, aerospace, scientific, engineering, technology, educational, senior program management, information resource management, and administrative positions.  While with his three companies, he managed daily program and project operations as well as all of ACT I’s headquarters operations, including accounting and finance, human resources, information systems, legal, and contracts management.  He served as a senior science team leader and contracts negotiator to the U.S. Defense Threat Reduction Agency in connection with the dismantlement and destruction of Russian intercontinental ballistic and sea-launched ballistic missiles.  Dr. Rafuse holds a Ph.D. in Engineering Management from Hamilton University, a Masters in Business Administration from Texas Tech University, a Bachelor of Science degree in Chemistry from St. Joseph’s University and an Associate in Technology degree in Chemical Technology from Temple University.  He is a frequent presenter at national symposia and has had numerous articles published in professional journals.

The Board believes that each of the directors is well qualified and that the directors, as a group, compose a Board with the diversified background of knowledge and management expertise that the Board seeks.  Each director holds or has held senior executive positions in complex organizations, has been successful in his fields of endeavor, and has the knowledge and management expertise that meets the Board’s objectives.  In these positions, they possess experience and skills in personnel management, public company financial reporting, financial and risk management, and leadership development.  The Board’s objectives in composing itself are described more fully under the heading “Corporate Governance - Director Nominations” below.

Other Executive Officers

In addition to the executive officers who serve on the Board of Directors, we have the following executive officers:

Mark Embry, age 55, serves as LPI’s Chief Operations Officer and Chief Information Officer, a position he has held since 2004.  Mr. Embry previously served as the Director of Executive Advisory Practice at APPSConnect in Austin, Texas, from 2003 to 2004.  His prior experience includes seven years of service at Centerpulse/Sulzer Orthopedics, where he progressed from Manager of systems support/information systems to Chief Information Officer.  Mr. Embry holds a Bachelor of Business Administration degree from Dallas Baptist University and a Masters of Business Administration degree from the Baylor University Hankamer School of Business, where he currently serves as a part-time lecturer in the Masters of Business Administration degree program.

David M. Martin, age 53, was hired in February 2008 as Chief Financial Officer.  Mr. Martin, a certified public accountant with 31 years of experience, has worked in public accounting, oil service, distribution, printing, and manufacturing.  Mr. Martin previously served as the Chief Financial Officer of Packless Industries from 2002 to 2008.  His prior experience includes service as Chief Financial Officer of Time Manufacturing Company and Stevens Publishing Corporation, both privately held, Texas-based companies.  He was Controller of the publicly held Vallen Corporation in Houston, Texas, from 1988 to 1995.  Mr. Martin’s prior experience includes public accounting.  Mr. Martin holds a Bachelor’s Degree in Accountancy from the University of Illinois.

Kurt Carr, age 42, has worked for LPI since 1992 and has served as Vice President of Policy Administration since 1996.  Mr. Carr holds a Bachelor of Business Administration degree in finance and a Masters of Business Administration degree from the Baylor University Hankamer School of Business.  Mr. Carr is the son-in-law of Mr. Pardo and the spouse of Deborah Carr.

Deborah Carr, age 40, has worked for Life Partners, Inc. since 1992 and has served as Vice President of Administration since 1995.  Ms. Carr is the daughter of Mr. Pardo and the spouse of Kurt Carr.

Corporate Governance

Board Composition, Meetings and Committees.  Our Board of Directors is currently composed of five directors.  The Board has determined that Tad M. Ballantyne, Fred Dewald and Harold E. Rafuse are independent under the standards of the Securities and Exchange Commission (“SEC”) and the NASDAQ Stock Market.  Under applicable SEC and NASDAQ rules, the existence of certain “related party” transactions above certain thresholds between a director and the company are required to be disclosed and preclude a finding by the Board that the director is independent.  In addition to transactions required to be disclosed under SEC rules, the Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on behalf of the company.

During the fiscal 2011, the full Board met once.  All Board members were present at and participated in this meeting.  The Board acted seven times by written consent.  Management also periodically conferred with directors between meetings regarding Company affairs.  The independent directors also met in three executive sessions in which only they were present in conjunction with Audit and Compensation Committee meetings.

The Board’s Leadership Structure.  We do not have a policy separating the roles of Chief Executive Officer and Chairman of the Board, as the Board believes our best interests are served by determining those roles based on our circumstances and direction and the membership of the Board at the time of the determination.  The Board has determined that having the Chief Executive Officer serve as Chairman is in the best interest of our shareholders at this time.  As our founder and largest beneficial shareholder, the Chief Executive Officer and Chairman is uniquely suited to guide us.  The combined position makes the best use of his extensive knowledge of our operations and the life settlement industry, as well as fostering more communication between management and the Board.

Risk Oversight.  Like other companies, we face a variety of risks, including investment risk, liquidity risk, and operational risk.  Our Board believes an effective risk management system should (i) timely identify the material risks that we face, (ii) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or relevant Board Committee, (iii) implement appropriate and responsive risk management strategies consistent with our risk profile, and (iv) integrate risk management into decision-making.  The Board has designated the Audit Committee to take the lead in overseeing risk management, and the Audit Committee makes periodic reports to the Board regarding briefings provided by management and advisors as well as the Committee's own analysis and conclusions regarding the adequacy of our risk management processes.  In addition to the formal compliance program, the Board encourages management to promote a corporate culture that incorporates risk management into our corporate strategy and day-to-day business operations.  The Board also works, with the input of our executive officers, to assess and analyze the most likely areas of future risk for us.

The Compensation Committee.  The Compensation Committee is currently composed of Dr. Rafuse (Chair), Mr. Dewald and Mr. Ballantyne.  It met twice during the fiscal 2011 with all members participating, either physically or telephonically.  It sets the compensation levels of the Chief Executive Officer and the other executive officers, and oversees the operation of the bonus incentive program.

The Audit Committee.  The Board of Directors has an Audit Committee and has appointed Mr. Ballantyne (Chair), Mr. Dewald and Dr. Rafuse to serve as its members.  The Audit Committee met five times during the last fiscal year.  All members participated, either physically or telephonically, in three of these meetings, and at least two members were present in all meetings.  Mr. Dewald was unable to attend one meeting, and Mr. Ballantyne was unable to attend another.  The Audit Committee is primarily concerned with the effectiveness of our financial audits by the independent auditors.  Its duties include: (i) appointing the independent auditors; (ii) approving all professional services to be provided by them; (iii) providing for their compensation; (iv) reviewing the scope of the audit to be conducted by them, as well as the results of their audit; (v) reviewing the organization and scope of our internal system of financial controls; (vi) reviewing our financial reporting and the accounting standards and principles followed; (vii) examining other reports relating to our compliance with insurance regulatory and licensing requirements; and (viii) overseeing our risk management program.  We certify that we have adopted a formal written audit committee charter and that the Audit Committee reviews and reassesses the adequacy of the charter annually.  Charters for our Audit and Compensation Committees are posted on our website at www.lphi.com.

Director Nominations.  The Board has not delegated its functions to any other standing committees, and thus has not created executive, nominating or other similar committees.  The task of nominating directors is undertaken by the full Board.  In selecting candidates for director appointments or reelection, the Board believes that it should be composed of directors having a diversified background of knowledge and management expertise.  We do not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Board seeks directors with a variety of complementary skills and perspectives so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee our business.  The Board considers independence, diversity, age, skills, expertise, time availability, and industry backgrounds in the context of the needs of the Board and Life Partners.  The Board ensures that at least a majority of the nominees qualify as “independent” under the standards of the Securities and Exchange Commission and the NASDAQ Stock Market, that members of our Audit Committee meet the financial literacy and sophistication requirements under the NASDAQ rules, and that at least one of them qualifies as an “audit committee financial expert” under the SEC rules. Although the Board uses these and other criteria to evaluate potential nominees, we have no stated minimum criteria for nominees.  The Board would apply the same standards to evaluate nominees whether they are proposed by our directors and management or by our shareholders.

The Board has not established a formal process for considering director recommendations from shareholders in reliance on the controlled company exemption provided under the NASDAQ rules.  The Board notes that Mr. Pardo beneficially holds more than 50% of the voting stock with the voting power to determine elections and that a nomination process with independent decision-making would not be meaningful.  The Board will, however, consider shareholder recommendations if received in ample time before the preparation and release of its annual proxy materials.  For consideration, a recommendation would typically be submitted by the January 1st preceding the annual meeting and must be accompanied by all information relating to such person as would be required to be disclosed in solicitations of proxies for the election of such nominee as a director pursuant to Regulation 14A under the Securities Exchange Act of 1934, and such person’s written consent to serve as a director if elected.

Director Communication.  Shareholders may send communications to the Board (and to individual directors) through Mr. R. Scott Peden, General Counsel and Secretary, c/o Life Partners Holdings, Inc., 204 Woodhew Drive, Waco, Texas 76712, and telephone 800-368-5569.  He will forward to the directors all communications that, in his judgment, are appropriate for consideration by the directors.  Comments or questions regarding our accounting, internal controls or auditing matters will be referred to members of the Audit Committee.  Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to all members of the Board.

Annual Meeting Attendance.  We have a policy of encouraging all directors to attend the Annual Meetings.  All of our directors attended last year’s Annual Meeting.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, including our Chief Executive Officer and Chief Financial Officer.  The latest copy of our Code of Ethics, as well as the charters of the Audit Committee and the Compensation Committee, are available under the heading “Corporate Governance” in the “Investor Relations” section of our website at www.lphi.com.  We intend to disclose future amendments to certain provisions of our Code of Ethics, or waivers of such provisions, at the same location on our website and also in public filings.

Item 11.  Executive Compensation

The following table sets forth the compensation paid or accrued to the Chief Executive Officer, the Chief Financial Officer, and the most highly compensated executive officers other than the Chief Executive Officer and the Chief Financial Officer (including officers of LPI), whose total annual salary and bonus exceeded $100,000 (they are sometimes called the “named executive officers” or “NEO’s”) for services performed in fiscal years ended February 28, 2011, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)(1)	Bonus($)	All Other Compensation($)(2)		Total

Brian D. Pardo	2011	547,308	468,560	63,930	(3)	1,079,798
Chief Executive Officer	2010	512,710	473,566	75,361	(4)	1,061,637
	2009	574,838	383,440	64,120	(5)	1,022,398

R. Scott Peden	2011	157,502	468,560	16,743	(6)	642,805
President, LPI, and General Counsel	2010	158,954	473,099	16,743	(6)	648,796
	2009	158,062	383,907	15,534	(6)	557,503

David M. Martin	2011	180,414	42,207	8,927	(6)	231,548
Chief Financial Officer	2010	143,096	7,532	6,177	(6)	156,805
	2009	112,444	27,429	5,291	(6)	145,164

Mark Embry	2011	144,088	468,560	22,243	(6)	634,891
Chief Operating Officer, LPI	2010	132,304	473,099	22,243	(6)	627,646
	2009	131,090	383,907	18,734	(6)	533,731

Kurt Carr	2011	121,515	468,560	16,743	(6)	606,818
Vice President, LPI(7)	2010	113,595	473,099	19,118	(6)	605,812
	2009	116,410	383,907	240	(6)	500,557

Deborah Carr	2011	84,234	468,560	16,743	(6)	569,537
Vice President, LPI(7)	2010	75,815	473,099	18,376	(6)	567,290
	2009	79,255	383,907	240	(6)	463,402

(1)	The salary amounts reflect base salaries and redeemed, unused vacation time.

(2)
We provide various benefits to certain employees including the named executive officers.  The benefits include 401(k) matching contributions and life insurance coverage up to the lesser of an employee’s total annual compensation or $200,000, except for Mr. Pardo, whose coverage is capped at $130,000.  Premiums paid in excess of $50,000 are included in the employee’s W-2 compensation.  For the purposes of this table, all premiums paid are included.  Unless otherwise disclosed, the aggregate value of the benefits provided to a named executive officer was less than $10,000.

(3)
This amount represents the value of the compensation and benefits paid to Mr. Pardo for cell phone usage for himself and family members ($11,514), for country club dues and expenses ($3,360), for 401(k) matching contributions ($22,000), for life insurance premiums ($56), and for hangar space for his private aircraft ($27,000).  See Certain Relationships and Related Transactions.

(4)
This amount represents the value of the compensation and benefits paid to Mr. Pardo for cell phone usage for himself and family members ($11,981), for country club dues and expenses ($3,346), for 401(k) matching contributions ($32,904), for life insurance premiums ($130), and for hangar space for his private aircraft ($27,000).  See Certain Relationships and Related Transactions.

(5)
This amount represents the value of the compensation and benefits paid to Mr. Pardo for cell phone usage for himself and family members ($7,923), for country club dues and expenses ($3,516), for an automobile transferred to Mr. Pardo ($20,000), for office supplies for personal use ($5,441), for life insurance premiums ($240), and for hangar space for his private aircraft ($27,000).  See Certain Relationships and Related Transactions.

(6)	These amounts reflect 401(k) matching contributions and/or life insurance premiums paid by us.

(7)	Kurt Carr and Deborah Carr are married, and Ms. Carr is the daughter of Mr. Pardo.

We did not make any stock awards, stock option awards, or non-equity incentive compensation awards (other than the above bonuses) in fiscal 2011, 2010 or 2009.

Outstanding Equity Awards at Fiscal Year-End

We granted no stock options or other equity awards to the named executive officers in fiscal 2011.  The named executive officers did not exercise stock options in fiscal 2011 and they held no outstanding options as the end of fiscal 2011.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently composed of three independent directors, Dr. Harold E. Rafuse (Chairman), Mr. Fred Dewald and Mr. Tad M. Ballantyne.  No interlocking relationship exists, or in the past fiscal year has existed, between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee.

Director Compensation

Our directors are responsible for guiding and supervising our business and affairs.  Recent developments in corporate governance and financial reporting have resulted in an increased involvement of public company directors.  Our board committees – Audit and Compensation - are composed exclusively of non-employee directors.  The many responsibilities and risks and the substantial time commitment of being a director of a public company require that we provide adequate compensation to ensure our directors’ continued performance.

Quarterly Fees and Reimbursement.  Each of our non-employee directors received in fiscal 2011 four quarterly payments of $8,125.  Our non-employee directors do not receive meeting fees for Board or committee meeting attendance.  We do not provide any insurance, retirement or other benefit programs or other benefits or perquisites to our non-employee directors.  We reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its Committees in addition to the quarterly payments.

Equity Compensation for Non-Employee Directors.  We have not provided equity compensation for our non-employee directors.

Director Compensation Table for Fiscal 2011.  The following table sets forth the total compensation paid to our non-employee directors for their service on our Board of Directors and committees of the Board during fiscal 2011.  Our employee directors, Mr. Pardo and Mr. Peden, receive no separate compensation for their services as directors.

Name	Fees Earned or Paid in Cash($)	All Other Compensation($)	Total($)
Fred Dewald	32,500	-	32,500
Tad M. Ballantyne	32,500	-	32,500
Harold E. Rafuse	32,500	-	32,500

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CDA”) describes our compensation philosophy, policies and practices with respect to our (i) principal executive officer, Brian D. Pardo, who serves as our Chief Executive Officer and as the CEO of LPI, our principal operating subsidiary (“CEO”), (ii) our principal financial officer, David M. Martin, who serves as our Chief Financial Officer (“CFO”), and (iii) the other individuals named in the “Summary Compensation Table” following this CDA, who are collectively referred to as the named executive officers or “NEO’s” for the fiscal 2011.  It includes information regarding our overall compensation objectives and each element of compensation that we provide.

The principal elements of our executive compensation programs are base salary and annual, profits-based cash bonuses.  The executive officers also receive certain perquisites and other benefits such as a 401(k) Plan with employer matching contributions and health plans that are generally available to all of our salaried employees.  Our objective is that the total compensation paid to NEO’s and other employees should fairly reflect the value of their services and their contributions to our success.  To gauge the fairness of the compensation, we consider the compensation provided to persons with similar levels of responsibility at companies of similar size, complexity and revenue.  Our executive compensation practices recognize the caliber, level of experience and performance of management and include meaningful incentives to maximize our financial objectives.

The Compensation Committee (the “Committee”) is composed entirely of independent directors, as determined by the Board, in accordance with NASDAQ rules.  The Committee has the responsibility for establishing, implementing and monitoring adherence to our executive compensation policies and practices.  The Committee reviews and approves base salary and bonus compensation for our CEO, CFO, other NEO’s and directors, and oversees the various broad-based, benefit plans.  Periodically, the Committee reviews comparable compensation data from internal and third party sources and the observations and recommendations of our executive management.  In addition, the CEO submits recommended compensation levels for other executive officers to the Committee for its review and approval.  The Committee has the discretion to modify any compensation recommendations by management.  The Committee’s responsibilities are further defined in the Committee’s charter.

The Role of Company Executives in the Compensation Process

Although the compensation process is managed and directed by, and decisions are made by, the Committee, the recommendations of certain Company executive officers are taken into account in connection with setting the compensation of other executive officers.  The CEO makes initial recommendations with respect to NEO’s and senior management other than himself.  NEO’s also participate in the preparation of materials requested by the Committee for use and consideration at the Compensation Committee meetings.

Compensation Philosophy and Policies

The Committee has designed our compensation program to fairly compensate our NEO’s for the value of their services and their contributions to our success.  Our compensation program is relatively simple.  It has only two elements:  base compensation and an annual, profits-based cash bonus.  The program does not distinguish between short-term and long-term incentives and does not utilize equity-based awards or deferred compensation devices.  The program eschews the more complex formulations with multiple compensation elements and individualized performance targets.  The Committee believes that, in smaller organizations, more complex programs with multiple elements do not inherently produce higher levels of motivation or performance than do simpler compensation programs, and that incentives for individual performance can foster internal division and strife among executives and undermine the cooperation and collegiality that the Committee seeks to encourage in management.

While the base compensation of the NEO’s reflects the differing levels of responsibilities, the annual cash bonus plan apportions an equal share of our annual profits to each of the participating NEO’s.  The bonuses are based on a collective performance and not on individual achievements.  In this program, the individual objectives tend to correlate with our objective of greater profitability.  The program also encourages cooperation between different management teams.  Because we are a smaller organization with daily personal interaction between executives, the levels of personal motivation remain high and we do not experience the “free-riding” problem or lack of contributions that might occur in larger organizations.  Our program fosters a partnership culture, in which the principal concern is our profitability.

The Committee recognizes that certain elements of compensation are better suited to achieving different compensation objectives.  The Committee believes that: (i) base salaries, which are based primarily on the practices of similar companies and within the local market, are designed to attract and retain our executives; (ii) bonuses are designed to motivate our executives to achieve greater profitability; and (iii) other elements of compensation, such as standard employee benefits and perquisites, are primarily based on market practices.

While we have an Omnibus Equity Compensation Plan (the “Plan”), which was established in 2000, there are no outstanding options under this Plan, and no stock or option awards were made in Fiscal 2009, 2010 or 2011.  The Committee does not anticipate future equity awards.  It believes that equity incentive awards are no better at motivating and rewarding the executive officers than non-equity benefits, such as our profit-sharing bonus arrangements.  Equity awards can result in considerable expense to and dilution of the shareholders.  In contrast, non-equity compensation does not dilute the shareholders’ interests.  Equity incentive plans are subject to extensive tax and securities regulation, which adds to their complexity and requires considerable expertise and expense in their administration.  Non-equity compensation arrangements, such as cash bonuses and profit-sharing arrangements, are generally much easier to administer.

The Committee’s philosophy for other benefits, such as general retirement and health benefits, is to make these benefits available to employees on a non-discriminatory basis.

Compensation of Our Named Executive Officers

This section describes the various elements of our compensation programs as they apply to our NEO’s, with a discussion of the Committee’s reasons setting the levels of compensation for the CEO and the other NEO’s.

Base Salary.  The Committee believes that base salaries must remain in a competitive range to attract and retain capable management.  The Committee reviews these salary levels annually for each NEO, on a case-by-case basis, based on the position, the individual level of responsibility and performance, an NEO’s seniority, and the unique value and historical contributions made to our success.  The Committee reviews salaries each year as part of our annual performance review process as well as upon a promotion or other change in job responsibility.  The Committee reviews base salary recommendations from the CEO for our other NEO’s.  The beliefs of the CEO and the Committee regarding base salary levels are based on their collective knowledge and not necessarily on formal compensation surveys.  Based upon this review process, the Committee approved the following amounts for our NEO’s fiscal 2011 base salaries:  Mr. Pardo, $520,000 per year; Mr. Peden, $155,129 per year; Mr. Martin, $175,000 per year; Mr. Embry, $135,078 per year; Mr. Carr, $112,565 per year; and Ms. Carr, $77,403 per year.

Mr. Martin does not participate in the executive bonus plan.  His base salary is the primary component of his overall compensation.  To better align Mr. Martin’s overall compensation with the overall compensation of the other NEO’s, the Committee increased Mr. Martin’s base salary in fiscal 2010 by 27.3%, resulting largely from the conversion to base salary of a prior bonus amount based on timely SEC filings.  The Committee increased his current fiscal 2011 salary by 26%, which is beyond the increases in base salaries of the other NEO’s.  In determining a proper alignment of Mr. Martin’s overall compensation, the Committee noted that (i) Life Partners had not had a true CFO before Mr. Martin (its chief accounting officer was its controller), (ii) Life Partners had historically compensated its controllers at lower levels than other NEO’s, (iii) the other NEO’s have much higher levels of seniority than Mr. Martin, and (iv) Mr. Martin’s level of responsibility has grown during his tenure.  In the Committee’s opinion, these factors have warranted disproportionately higher increases in Mr. Martin’s base salary, but not increases to an extent that would cause his base salary to be equivalent to the combined base salaries and bonus compensation of the other NEO’s.

The Committee believes that the base salaries for our executive officers are based on levels commensurate with competitive amounts paid to executives with comparable qualifications at companies engaged in similar businesses or in the same region and of similar size.

Bonus Compensation.  We have traditionally provided incentive compensation in the form of cash bonuses.  Since Fiscal 2008, we have used two existing bonus plans – one for executive officers and another for employees generally.  We fund the executive bonus plan with one percent of our net income before taxes per participating officer (exclusive of extraordinary items), and each participating NEO receives this same one percent of pre-tax net income bonus, which is paid quarterly.  Current participating officers include Mr. Pardo, Mr. Peden, Mr. Embry, Mr. Carr, and Ms. Carr, each of whom received $468,560 in fiscal 2011.  The Committee believes that equally shared, profits-based bonuses foster executive collegiality and better align the recipient’s interests with those of our shareholders.  To date, the Chief Financial Officer, Mr. Martin, has not participated in the executive bonus plan based on the Committee’s belief that our risk management relating to its financial reporting is better served if base salary, rather than incentive cash bonuses, is the primary component of Mr. Martin’s compensation.  Mr. Martin does participate in the employee bonus pool, in which the bonus amounts are much smaller.  The NEO’s participating in the executive bonus plan do not participate in the employee bonus pool.

The Committee will assess the executive bonus plan’s operation and the officers’ participation periodically to ensure the plan is operating as intended and in a fair and equitable manner.  In assessing the plan’s operation, the Committee may consider incentives for comparable positions in other companies, the reporting of pre-tax profits for the year, the financial returns on equity and assets, and limitations on the size of the bonus in relationship to the executive’s base salary.  It may analyze the bonus amount in relationship to our broader corporate performance, our growth objectives, and results of operations.  The Committee may also consider individual bonuses in relationship to the individual officer’s responsibilities and his or her importance to our operating strategy.

Perquisites and Other Benefits

Our executives are eligible to participate in all of our employee benefit plans, such as medical and dental insurance plans, a life insurance plan, and a 401(k) plan, in each case on the same basis as our other employees.  Under our 401(k) plan, we match a portion of the participant’s contributions in the amount of 100% of elective deferrals up to a maximum of 4% of eligible compensation after three months of service.  Our shares of Common Stock are not an investment option in the savings plan and we do not use such shares to match participants’ contributions.  Under our life insurance plan, we pay the premiums for coverage up to the lesser of an insured employee’s total annual compensation or $200,000.

Employment, Severance and Change in Control Agreements

We do not have a formal written employment agreement or severance agreement with any executive, including our NEO’s.  We have provided, however, severance benefits to our executives on a case-by-case basis, after taking into consideration the reason for termination and other factors present at the time of separation.  We do not have any formal written agreements with any of our executives as it relates to change in control benefits or payments.  The Committee reserves the right, however, to enter into formal agreements with our NEO’s.

Tax Implications of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) places a limit of $1,000,000 on the amount of compensation that we may deduct in any year with respect to any NEO unless the compensation is performance-based compensation as described in Section 162(m) and the related regulations.  Our policy of basing bonuses on profitability does not qualify as performance-based compensation.  In fiscal 2011, we paid our Chief Executive officer $15,867 in excess of the limit as determined by the Code.  This amount was not deductible for income tax purposes.  We did not exceed the compensation limit in fiscal years 2010 or 2009.  We believe that there may be circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code.

Risk Assessment of Compensation Policies

The Compensation Committee has conducted a risk assessment of our compensation policies and practices and concluded that the policies and practices do not motivate imprudent risk taking.  Its assessment focused generally on our only incentive compensation program, which is a cash bonus program, paid quarterly, but based on annual profits.  In this regard, the Committee notes that:

•
The bonus program is tied to our consolidated profitability and not to the performance of a single individual or unit or division, which limits the impact of any one person’s decisions or actions and thus limits risk;

•	Risk-taking would likely have less effect on the bonus program than on commonly used, equity-based awards, which may experience greater levels of volatility; and

•
By apportioning profits equally among the participating NEO’s, the program is designed to foster cooperation and collegiality rather than competition, and the Committee believes the equal sharing also provides for some oversight since the actions of one person could affect the bonus of another.

The Committee evaluated the compensation policies and practices to ensure that they do not foster risk-taking above the level of risk associated with our business model.  For this purpose, the Committee considered our growth and return performance, our internal practices and procedures for dealing with life settlements, and the ability of an NEO to affect or influence decisions affecting profitability.  It also considered the significant stock ownership of our CEO and the adverse consequences that he would incur if risk-taking produced short-term gains at the expense of long-term, sustainable growth.  Based on this evaluation, the Committee concluded that the compensation program does not promote excessive risk-taking.

Compensation Committee Report on Executive Compensation

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

Dated: November 21, 2011	The Compensation Committee of
Life Partners Holdings, Inc.
Mr. Tad M. Ballantyne, Chairman
Mr. Fred Dewald
Dr. Harold E. Rafuse

The foregoing Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference therein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of October 31, 2011, by (i) each director, (ii) each named executive officer in the Summary Compensation Table, (iii) each person that we know or believe to own beneficially five percent or more of the Common Stock and (iv) all directors and named executive officers as a group.  Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name of Director, Executive Officer,	Beneficial Ownership(1)
or Shareholders Holding 5% or More	Number of Shares	Percent
Brian D. Pardo(2)	9,377,605	50.3
Pardo Family Holdings, Ltd. 204 Woodhew Waco, Texas 76710	9,363,470	50.3
R. Scott Peden	86,940	*
Fred Dewald	16,339	*
Tad M. Ballantyne	0	0
Harold E. Rafuse	5,000	*
David M. Martin	2,750	*
Mark Embry	0	0
Kurt Carr(3)	1,172	*
Deborah Carr	1,172	*
All directors and named executive officers as a group (9 persons)	9,489,806	50.9

*	Less than one percent.

(1)
Shares of Common Stock that are not outstanding but that can be acquired by a person upon exercise of an option within 60 days are included in computing the percentage for such person, but are not included in computing the percentage for any other person.  Disclosures regarding “beneficial ownership” are made as that term is defined under Federal securities laws.

(2)	Mr. Pardo is deemed to have beneficial ownership of the shares of Pardo Family Holdings, Ltd.

(3)	The amount represents shares held by Mr. Carr’s spouse, Deborah Carr, with respect to which he disclaims beneficial ownership.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

We contract with ESP Communications, Inc., a corporation owned by Brian D. Pardo’s spouse, for post-settlement services.  The services included periodic contact with insureds and their health care providers through telephone calls and mailings, monthly checks of social security records to determine an insured’s status, and working with the independent escrow agent in the filing of death claims.  ESP also provides facilities and various administrative personnel to us.  Either party may cancel the agreement with a 30-day written notice.  We currently pay ESP $7,500 on a semi-monthly basis for its services.  During fiscal 2011, we paid ESP $180,000.  The Compensation Committee has determined that the payments are reasonable and equal to or less than amounts that would be payable to an unaffiliated third party for comparable service.

We use an airplane that is owned by our Chairman and CEO.  We pay the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F), which we believe is well below the fair rental value for our use.  In fiscal 2011, we paid $189,653 for such use.  We also provide hangar space to Mr. Pardo, the value of which we estimate at $13,500 per annum for each aircraft held in the hangar, which totals $27,000.  The Audit Committee has determined that these arrangements are on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

For licensee sales meetings and other corporate functions, we occasionally use a motoryacht owned by our Chairman and CEO and docked in Ft. Lauderdale, Florida.  We pay the direct costs of the usage, including fuel, food and beverage, and catering.  We do not pay for indirect costs, such as captain or deckhand costs, slip or dockage fees, shore power, or maintenance and wear and tear.  In fiscal 2011, we paid $187,626 for such use.

Related Person Transactions Policy and Procedures

We have a corporate policy with regard to our policies and procedures for the identification, review, consideration and approval or ratification of “related person transactions.”  For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (Life Partners) and any “related person” are participants involving an amount that exceeds $10,000.  Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy.  A related person is any executive officer, director, or more than 5% shareholder, including any of their immediate family members, and any entity owned or controlled by such persons.  The Board has adopted a written policy covering relating party transactions.

In the event any transaction in which we propose to engage is a related-person transaction, our management must present information regarding the proposed related-person transaction to the Audit Committee for consideration and approval or ratification.  The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available.  To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and significant shareholders.  In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (i) the risks, costs and benefits to us, (ii) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (iii) the terms of the transaction, (iv) the availability of other sources for comparable services or products and (v) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.  In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval.  The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee must consider, in light of known circumstances, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14.  Principal Accountant Fees and Services

Fees to Independent Auditors.  The following table presents fees for the audits of our annual Consolidated Financial Statements for fiscal 2011 and fiscal 2010, and for other services provided by Ernst & Young, which performed services during fiscal 2011 and fiscal 2010, and Eide Bailly, which performed services during the first three quarters of fiscal 2010.

	2011	2010
Audit fees - Ernst & Young	$377,250	$219,750
Audit fees - Eide Bailly	$6,964	$105,784
Total audit fees	$384,214	$325,534
Audit-related fees-Ernst & Young	$48,109	$33,922
Audit-related fees - Eide Bailly	-0-	-0-
Total audit-related fees	$48,109	$33,922
Tax fees - Ernst & Young	$109,945	$25,448
Tax fees - Eide Bailly	$975	$5,144
Total tax fees	$110,920	$30,592
All other fees - Ernst & Young	$156,362	-0-
All other fees - Eide Bailly	-0-	-0-
Total other fees	$156,362	-0-
Total fees to independent auditors	$699,605	$390,048

The amounts for audit fees include generally the fees charged for (i) the audit of our annual Consolidated Financial Statements and internal controls over financial reporting under the Sarbanes-Oxley Act and (ii) the reviews of our quarterly financial statements.  The audit related fees are Ernst & Young’s audit travel expenses.  The tax fees were primarily for tax return preparation and tax-related services.

Pre-Approval Policies and Procedures.  Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors.  These services may include audit services, audit-related services, tax services, and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  In addition, the Audit Committee has delegated to its Chairman the authority to pre-approve audit and permissible non-audit services, provided that any such pre-approval decision is presented to the full Audit Committee at its next scheduled meeting.  All audit, audit-related, and tax services for fiscal 2011 and Fiscal 2010 were pre-approved by the Audit Committee.

The auditors notify the Audit Committee of any request by management for non-audit services and the anticipated scope, purpose and cost of the services before performing such services.  The Audit Committee has considered whether any non-audit services performed by the independent auditors are compatible with maintaining their independence as an auditor.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements.  The Consolidated Financial Statements for the fiscal years ended February 28, 2011, 2010, and 2009, are included in this Annual Report beginning on page 56.

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

November 22, 2011	Life Partners Holdings, Inc.

	By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian D. Pardo	President, Principal Executive	November 22, 2011
Brian D. Pardo	Officer, and Director

/s/ David M. Martin	Chief Financial Officer and	November 22, 2011
David M. Martin	Principal Financial and
Accounting Officer

/s/ R. Scott Peden	Secretary, Director	November 22, 2011
R. Scott Peden

/s/Tad Ballantyne	Director	November 22, 2011
Tad Ballantyne

/s/ Harold Rafuse	Director	November 22, 2011
Harold Rafuse

/s/ Fred Dewald	Director	November 22, 2011
Fred Dewald

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011, 2010, AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Life Partners Holdings, Inc. and subsidiaries (the “Company”), as of February 28, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Partners Holdings, Inc., as of February 28, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the consolidated financial statements as of February 28, 2010 and for the years ended February 28, 2010 and 2009, have been restated to correct errors related to revenue recognition, deferred policy monitoring costs, impairment of investment in policies, investment in life assets trust, accrued liabilities and the related tax impacts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 22, 2011 expressed an adverse opinion.

/s/ Whitley Penn LLP

Dallas, Texas

November 22, 2011

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2011 AND 2010

ASSETS

		Feb. 28, 2010
	Feb. 28, 2011	(As Restated)

CURRENT ASSETS:

Cash and cash equivalents	$27,610,564	$19,868,728
Certificates of deposit	100,737	100,534
Investment in securities	5,110,677	7,469,169
Accounts receivable – trade	404,363	900,503
Accounts receivable – other	163,097	595,025
Note receivable	581,096	581,096
Deferred income taxes	1,312,215	1,974,167
Prepaid expenses	96,663	375,587

Total current assets	35,379,412	31,864,809

PROPERTY AND EQUIPMENT:

Land and building	2,312,002	2,274,895
Proprietary software	517,646	511,405
Furniture, fixtures and equipment	1,536,416	1,525,197
Transportation equipment	9,800	9,800
	4,375,864	4,321,297
Accumulated depreciation	(1,876,771)	(1,657,293)
	2,499,093	2,664,004
OTHER ASSETS:
Premium advances, net of allowance of $3,229,194 in 2011 and $3,299,624 in 2010	6,504,201	3,549,912
Investment in policies	9,506,495	12,147,931
Investment in life settlements trust	6,202,193	6,456,155
Artifacts and other	834,700	834,700
Deferred income taxes	4,868,470	3,680,496
Total other assets	27,916,059	26,669,194
Total assets	$65,794,564	$61,198,007

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2011 AND 2010

LIABILITIES AND SHAREHOLDERS' EQUITY

		Feb. 28, 2010
	Feb. 28, 2011	(As Restated)
CURRENT LIABILITIES:
Accounts payable	$2,165,467	$219,932
Accrued liabilities	204,901	2,673,945
Dividends payable	3,736,330	3,719,341
Accrued settlement expense	281,471	503,783
Income taxes payable	613,505	299,237
Deferred policy monitoring costs - current	415,028	415,028

Total current liabilities	7,416,702	7,831,266

LONG-TERM LIABILITIES:
Long-term portion of deferred policy monitoring costs	2,703,739	2,756,077
Income taxes payable	424,156	553,896

Total long-term liabilities	3,127,895	3,309,973

Total liabilities	10,544,597	11,141,239

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value; 18,750,000 shares authorized; 18,750,000 shares issued and outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	44,114,389	40,081,278
Accumulated other comprehensive loss, net of taxes	(89,912)	-
Less: Treasury stock – 102,532 shares as of February 28, 2011 and 206,673 as of February 28, 2010	(385,064)	(1,635,064)
Total shareholders’ equity	55,249,967	50,056,768
Total liabilities and shareholders’ equity	$65,794,564	$61,198,077

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 28, 2011, 2010, AND 2009

	2011	2010 (As Restated)	2009 (As Restated)
REVENUES	$101,579,213	$108,792,559	$104,687,119
BROKERAGE FEES	46,448,548	49,251,785	50,835,397
REVENUES, NET OF BROKERAGE FEES	55,130,665	59,540,774	53,851,722
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	11,815,323	11,758,896	10,887,389
Impairment of investment in policies	6,212,150	2,139,183	2,255,698
Premium advances, net	882,920	(1,715,265)	1,444,476
Settlement costs	789,622	3,615,726	1,382,140
Depreciation and amortization	282,859	313,050	338,892
	19,982,874	16,111,590	16,308,595
INCOME FROM OPERATIONS	35,147,791	43,429,184	37,543,127

Interest and other income	834,050	1,493,464	1,804,290
Interest expense	(1,505)	(46,988)	(61,182)
Gain on investment in life settlements trust	143,554	222,186	362,658
Realized gain/(loss) on investment securities	88,492	(1,823,364)	-
	1,064,591	(154,702)	2,105,766
INCOME BEFORE INCOME TAXES	36,212,382	43,274,482	39,648,893
INCOME TAXES	12,786,633	17,197,268	14,127,280
NET INCOME	$23,425,749	$26,077,214	$25,521,613
EARNINGS:
Per share – Basic and Diluted	$1.26	$1.40	$1.37
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	18,641,554	18,573,770	18,582,709
Diluted	18,641,554	18,573,770	18,582,709
THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income	$23,425,749	$26,077,214	$25,521,613
Gain (loss) on investment securities, net of taxes	(89,912)	2,298,640	(1,535,812)
COMPREHENSIVE INCOME	$23,335,837	$28,375,854	$23,985,801

Common share dividends declared	$1.04	$0.86	$0.20

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2011, 2010, AND 2009

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Number of Shares	Treasury Stock	Total Shareholders’ Equity
Balance, February 29, 2008	18,750,000	$187,500	$11,423,054	$8,059,411	$(762,828)	143,018	$(936,013)	$17,971,124
Dividends declared	-	-	-	(3,676,323)	-	-	-	(3,676,323)
Change in unrealized losses on investment securities	-	-	-	-	(1,535,812)	-	-	(1,535,812)
Purchase of treasury stock	-	-	-	-	-	63,655	(699,051)	(699,051)
Net income (restated)	-	-	-	25,521,613	-	-	-	25,521,613
Balance, February 28, 2009	18,750,000	187,500	11,423,054	29,904,701	(2,298,640)	206,673	(1,635,064)	37,581,551
Dividends declared	-	-	-	(15,900,637)	-	-	-	(15,900,637)
Change in unrealized losses on investment securities	-	-	-	-	2,298,640	-	-	2,298,640
Net income (restated)	-	-	-	26,077,214	-	-	-	26,077,214
Balance, February 28, 2010	18,750,000	187,500	11,423,054	40,081,278	-	206,673	(1,635,064)	50,056,768
Dividends declared	-	-	-	(19,392,638)	-	-	-	(19,392,638)
Issuance from treasury stock	-	-	-	-	-	(70,288)	1,250,000	1,250,000
Split eliminated treasury shares	-	-	-	-	-	(33,853)	-	-
Change in unrealized gains on investment securities	-	-	-	-	(89,912)	-	-	(89,912)
Net income	-	-	-	23,425,749	-	-	-	23,425,749
Balance, February 28, 2011	18,750,000	$187,500	$11,423,054	$44,114,389	$(89,912)	102,532	$(385,064)	$55,249,967

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2011, 2010 AND 2009

	2011	2010 (As Restated)	2009 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,425,749	$26,077,214	$25,521,613
Adjustments to reconcile net income to operating activities:
Depreciation	282,859	313,050	338,892
Impairment on investment in securities	-	1,823,364	-
Realized gain on sales of investment securities	(88,492)	-	-
Impairment of investments in policies	6,212,150	2,139,183	2,255,698
(Earnings) loss on life settlements trust	(464,796)	(420,743)	(362,658)
Deferred income taxes	(477,608)	(165,312)	(1,579,827)
(Increase) decrease in operating assets:
Accounts receivable	928,068	954,913	(279,952)
Note receivable	-	(26,178)	(29,918)
Income taxes receivable/payable	635,890	608,800	66,263
Prepaid expenses	278,924	(234,301)	354,359

Increase (decrease) in operating liabilities:

Accounts payable	1,945,535	(1,280,029)	882,343
Accrued liabilities	(1,670,406)	982,907	651,394
Accrued settlement expense	(222,312)	41,442	(20,451)
Deferred policy monitoring costs	(52,338)	387,566	647,535

Net cash provided by operating activities	30,733,223	31,201,876	28,445,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificate of deposit	(203)	-	(1,948,651)
Certificate of deposit maturities	-	2,933,069	-
Proceeds from sales of marketable securities	14,764,648	-	-
Purchases of marketable securities	(12,455,990)	(3,051,996)	(502,787)
Premium advances, net	(2,954,289)	(3,549,912)	-
Purchases of property and equipment	(117,947)	(382,567)	(413,734)
Proceeds from life settlements trust	464,796	420,743	-
Return of investment in trust	253,962	133,987	-
Proceeds from investments in policies	83,469	-	-
Increase in other assets	-	(3,000)	-
Investment in life settlements trust	-	(1,227,484)	(5,000,000)
Purchases of investment in policies and capitalized premiums	(3,654,183)	(7,863,520)	(8,013,324)
Net cash used in investing activities	(3,615,737)	(12,590,680)	(15,878,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	2,000,000
Payment on notes payable	-	(779,073)	(2,387,399)
Purchases of treasury shares	-	-	(699,051)
Dividends paid	(19,375,650)	(13,224,612)	(3,331,675)
Net cash used in investing activities	(19,375,650)	(14,003,685)	(4,418,125)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,741,836	4,607,511	8,148,670

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,868,728	15,261,217	7,112,547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,610,564	$19,868,728	$15,261,217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,505	$46,988	$61,182
Income taxes paid	$13,565,514	$17,262,000	$15,078,000

See accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

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

(2) RESTATEMENT

The accompanying restated Consolidated Financial Statements reflect adjustments made to previously reported financial statements for each of fiscal 2009 and 2010, and to the beginning balance sheet at February 29, 2008.  The restatements address timing issues related to revenue and related brokerage fees, impairment expense for investment in owned policies, deferred policy monitoring costs, the timing of executive bonus expense, the timing of recognizing income from the investment in a trust and state  tax expense.  The deferred income tax provision related to these adjustments was also restated for the proper periods.  The restatement reduced reported earnings before income taxes by $2.5 million and $4.4 million for fiscal 2009 and 2010, respectively.

Revenue and Brokerage Fees.  The revenue and brokerage fees adjustments resulted from changing the date of revenue recognition from the date that purchasers commit to buy policies to the date that policy closings are funded.  These adjustments increased reported earnings before income taxes by $0.1 million and decreased reported earnings before income taxes by $2.1 million, for fiscal 2009 and 2010, respectively.  This adjustment reduced beginning retained earnings at March 1, 2008 by $3.8 million.

Impairment Expense. We improved the method by which we calculate impairment on Investment in Policies.  Impaired value is based on estimates of life expectancy and the effect of those estimates on the cost of future premiums and the receipt of proceeds from policy maturities.  We increased the amount of actuarial data to improve our methodology for estimating life expectancy.  In general, life expectancies increased with the addition of more data.  The restatement reduced reported earnings before income taxes by $2.1 million and $1.9 million for fiscal 2009 and 2010, respectively.  This adjustment reduced beginning retained earnings at March 1, 2008 by $0.4 million.

Deferred Policy Monitoring Costs.  We improved the method by which we calculate deferred policy monitoring costs.  Deferred policy monitoring costs is based on estimates of life expectancy and the effect of those estimates on the cost of monitoring policies over those life expectancies.  As we increased the amount of actuarial and historical data when estimating life expectancies, the life expectancies increased generally, which in turn increased our estimates of future monitoring costs.  The restatement reduces reported earnings before income taxes by $0.7 million and $0.4 million for fiscal 2009 and 2010, respectively.  This adjustment reduced beginning retained earnings at March 1, 2008 by $1.9 million.

Executive Bonus Expense.  Before fiscal 2010, we recognized executive bonus expense when paid.  The restatement is only an issue of timing and reduced (increased) reported earnings before income taxes by $0.3 million and $(0.3 million) for fiscal 2009 and 2010, respectively.  This adjustment reduced beginning retained earnings at March 1, 2008 by $0.4 million.

Gain on Investment in Trust.  A gain from maturities within the Investment in Trust of $0.4 million was moved from fiscal 2010 back to fiscal 2009, to accurately state the activity, not the maturity date.

State Income Tax Expense.  The restatement is an issue of timing and reduced the beginning balance at March 1, 2008 by $0.2 million.  The restatement increased reported tax expense by $0.3 million for fiscal 2009 and decreased tax expense by $0.1 million for fiscal 2010.

Tax Adjustments.  The restatement includes the tax effects of the aforementioned adjustments by adjusting the deferred tax expense/benefit and deferred tax asset balance at the end of each fiscal year.

Balance Sheet Adjustments.  We have restated amounts within the balance sheet accounts to appropriately calculate and classify the proper balances in Receivables - Trade, Investment in Policies, Investment in Trust, Accounts Payable, Accrued Liabilities, Deferred Policy Monitoring Costs, State Income Taxes Payable and Deferred Income Tax Assets.

The following table shows the effect of the restatement on our previously issued financial statements:
	Fiscal 2009		Fiscal 2010
	As Reported	Restated	As Reported	Restated
Balance Sheet:
Accounts receivable	$10,057,386	$2,293,293	$12,494,404	$900,503
Current deferred income taxes	-	1,530,287	745,788	1,974,167
Total current assets	29,205,558	25,675,815	37,853,287	32,016,934
Investment in policies	8,878,715	6,423,594	16,460,353	12,147,931
Investment in trust	4,935,875	5,362,658	6,456,155	6,456,155
Long-term deferred income taxes	3,227,427	5,143,147	379,592	3,680,496
Total assets	52,377,825	46,085,152	72,727,172	61,350,132
Accounts payable	5,068,961	1,499,961	5,514,270	219,932
Accrued liabilities	527,126	1,182,816	2,345,276	2,673,945
Current income taxes payable (receivable)	244,333	806,306	(152,125)	299,237
Current deferred policy monitoring costs	227,300	357,562	240,950	415,028
Total current liabilities	7,616,094	5,341,268	12,323,620	7,983,391
Long-term deferred policy monitoring costs	-	2,425,977	-	2,756,077
Total liabilities	8,352,450	8,503,601	12,877,516	11,293,364
Retained earnings	36,348,525	29,904,701	49,874,166	40,081,278
Total shareholders' equity	44,025,375	37,581,551	59,849,656	50,056,768
Total liabilities and shareholders' equity	$52,377,825	$46,085,152	$72,727,172	$61,350,132

	Fiscal 2009		Fiscal 2010
	As Reported	Restated	As Reported	Restated
Income Statement:
Revenues	$103,614,440	$104,687,119	$112,996,283	$108,792,559
Brokerage fees	49,193,863	50,835,397	50,977,123	49,251,785
Revenues, net of brokerage fees	54,420,577	53,851,722	62,019,160	59,540,774
General and administrative expense	10,747,398	10,887,389	10,747,398	11,758,896
Impairment	151,810	2,255,698	281,882	2,139,183
Total expenses	13,912,906	16,308,595	14,581,310	16,111,590
Income from operations	40,507,671	37,543,127	47,437,850	43,429,184
Other income	1,678,983	2,105,766	272,081	(154,702)
Earnings before income taxes	42,186,654	39,648,893	47,709,931	43,274,482
Income taxes	15,027,538	14,127,280	18,283,653	17,197,268
Net income	$27,159,116	$25,521,613	$29,426,278	$26,077,214
Earnings per share	$1.46	$1.37	$1.58	$1.40

Statement of Shareholders' Equity:
Balance, Beginning	22,777,445	17,971,124	44,025,375	37,581,551
Net income	27,159,116	25,521,613	29,426,278	26,077,214
Balance, Ending	44,025,375	37,581,551	59,849,656	50,056,768

Cash Flow:
Net income	$27,159,116	$25,521,613	$29,426,278	$26,077,214
Loss (gain) on investment in trust	64,125	(362,658)	(847,526)	(420,743)
Impairment of investment in policies	151,810	2,255,698	281,882	2,139,183
Deferred income taxes	(385,594)	(1,579,827)	864,213	(165,312)
Accounts receivable	1,481,812	(279,952)	(2,874,895)	954,913
Accounts payable	(759,191)	882,343	445,309	(1,280,029)
Accrued liabilities	65,618	651,394	1,818,150	982,907
Deferred policy monitoring costs	(41,550)	647,535	13,650	387,566
Net cash flow provided by operating activities	$28,445,291	$28,445,291	$27,539,968	$31,201,876

The notes to these Consolidated Financial Statements have been restated, as applicable, to reflect the restatement adjustments shown above.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current year’s presentation.  Investment in securities is shown as a current asset as opposed to the prior period when it was classified as a long-term asset.  We reclassified $2,940,000 of investments classified as cash at February 28, 2010, to its current presentation as an investment in securities.  State income tax expense is shown on the statements of income in all periods as deducted from pre-tax earnings to arrive at net income.  State income tax expense in previous periods was part of general and administrative expense.  Payments for state income taxes are now presented as a component of income taxes paid on the Statements of Cash Flows.  These reclassifications had no impact on our results of operation or financial condition.  It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim period have been made and that all adjustments are of a normal recurring nature.

Property and Equipment.  Our property and equipment are depreciated over their estimated useful lives using the straight-line method.  Depreciation expense for fiscal 2011, 2010 and 2009, were $282,859, $313,050 and $338,892, respectively.  The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other.  The artifacts and other assets are stated at cost.  We have evaluated these assets and believe there is no impairment in their value as of February 28, 2011 and 2010.

Impairment of Long-Lived Assets.  We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.  We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired.  During fiscal 2011, 2010 and 2009, we recorded impairments of $6,212,150, $2,139,183, and $2,255,698, respectively.

Revenue Recognition.  We recognize revenue at the time a settlement closes and we defer revenue to cover minor monitoring services provided after the settlement date and amortize this amount over the anticipated life expectancy of the insureds.  This amount is shown as Deferred Policy Monitoring Costs within current and long-term liabilities on the balance sheet.

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

Concentrations of Credit Risk and Major Customers.  In fiscal 2011, 2010 and 2009, there was no compensation to a single licensee or brokerage organization that represented more than 10% of all brokerage and referral fees.

(4) NEW ACCOUNTING PRONOUNCEMENTS

We follow accounting standards set by the Financial Accounting Standards Board (the “FASB”).  The FASB sets the GAAP that we follow to ensure we consistently report our financial condition, results of operations and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification Topic 105 (the “ASC”).  In June 2009, the FASB approved the FASB ASC, which, as of July 1, 2009, became the single source of authoritative, nongovernmental GAAP.  The ASC was not intended to change GAAP.  Rather, the ASC reorganizes all previous GAAP pronouncements into accounting topics, and displays all topics using a consistent structure.  All existing standards that were used to create the ASC are now superseded, aside from those issued by the Securities and Exchange Commission (the “SEC”), replacing the previous references to specific Statements of Financial Accounting Standards with numbers used in the ASC’s structural organization.  All guidance in the ASC has an equal level of authority.  The ASC is effective for financial statements that cover interim and annual periods ended after September 15, 2009.  There was no impact on our financial position, results of operations or cash flows as a result of the adoption of ASC.

ASC 320, Investments – Debt and Equity Securities, amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  Adoption of ASC 320 during our fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

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

ASU 2010-06 – Improving Disclosures about Fair Value Measurements, amended ASC 820 to clarify certain existing fair value disclosures and requires a number of additional disclosures.  The guidance in ASU 2010-06 clarified that disclosures should be presented separately for each class of assets and liabilities measured at fair value and provided guidance on how to determine the appropriate classes of assets and liabilities to be presented.  ASU 2010-06 also clarified the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  ASU 2010-06 introduced new requirements to disclose the amounts (on a gross basis) and reason for any significant transfers between Levels 1, 2, and 3 of the fair value hierarchy and present information regarding the purchases, sales, issuances and settlements of Level 3 assets and liabilities on a gross basis.  With the exception of the requirement to present changes in Level 3 measurements on a gross basis, the guidance in ASU 2010-06 became effective for reporting periods beginning after December 15, 2009.  The Level 3 changes became effective for reporting periods beginning after December 15, 2010.  Adoption of ASU 2010-06 on March 1, 2010 (and March 1, 2011, regarding the Level 3 changes), had no impact on our financial condition, results of operations or cash flows.

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

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events.  This ASU, which was effective immediately, removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated.  We adopted this standard in the first quarter of fiscal 2010.  The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

(5) CASH AND CASH EQUIVALENTS

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

(6) CERTIFICATES OF DEPOSIT

A certificate of deposit with an original maturity of greater than three months, but less than a year, is held in one banking institution.  The certificate of deposit was not in excess of the FDIC insurance limit at February 28, 2011 and 2010.

(7) INVESTMENTS IN SECURITIES

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Our securities investments consist of common stocks, municipal and corporate bonds, and commodity, index and foreign currency funds and are classified as available-for-sale securities.

The table below shows the cost and estimated fair value of the investment securities classified as available-for-sale as of February 28, 2011 and 2010:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Municipal and corporate bonds	$4,569,850	$-	$	(82,463)	$4,487,387
U.S. common stocks	521,731	-		(47,955)	473,776
Commodity and index funds	157,421	-		(7,907)	149,514
Total at February 28, 2011	$5,249,002	$-		$(138,325)	$5,110,677
U.S. common stocks and funds	$7,469,169	$-		$-	$7,469,169
Total at February 28, 2010	$7,469,169	$-		$-	$7,469,169

The unrealized loss at February 28, 2011, is considered temporary in nature and the securities are recorded at fair value in Investment in Securities on the balance sheet, with the change in fair value, net of taxes, during the current period included in equity through Other Comprehensive Income.  At February 28, 2010, we concluded that, based on the length of time the securities were in a loss position, some reductions in dividend rates, and the fact that we intended to sell the securities after year end, the unrealized loss was no longer temporary in nature and an impairment in the amount of the unrealized losses was recorded in earnings during fiscal 2010.  The basis on which the amount reclassified out of other comprehensive income and into earnings was determined using specific identification.  Our investments in securities held at February 28, 2010, were sold in the quarter ended May 31, 2010, and the proceeds were invested in the investments noted in the table.

(8) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts representing non-interest bearing advances to facilitate a settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment.  The receivable amounts at February 28, 2011 and 2010 were $404,363 and $900,503, respectively.

(9) ACCOUNTS RECEIVABLE – OTHER

The amounts shown on the balance sheet at February 28, 2011, termed Accounts Receivable – Other, is composed of $150,350 due from maturities of policies and loans of $12,747 to various employees for a total of $163,097.  The amount for February 28, 2010, is composed of $574,288 due us from maturities of policies, loans of $18,115 to various employees, and $2,622 for an equipment financing loan for a total of $595,025.  We consider all receivables to be current and collectible.

(10) NOTE RECEIVABLE

The amounts shown on the balance sheet termed Note Receivable represent a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009.  The original due date was February 28, 2009.  This note is substantially collateralized and we instituted collection proceedings, which resulted in an agreed final judgment being entered against the debtor on April 7, 2010, for the full amount of the note plus accrued interest, attorney’s fees, costs, all taxable costs of court and post judgment interest at the highest rate allowable by law.  Our counsel in this matter is seeking collection of this judgment and is investigating the available collateral to foreclose upon to satisfy the judgment.  We believe we will collect the full amount, including accrued interest, in the near term.  The amount of interest we may be able to collect is not certain.  As a result, we stopped accruing interest income on this Note in the second quarter of fiscal 2011.  The amount, including accrued interest, at February 28, 2011 and 2010, was $581,096.

(11) PREMIUM ADVANCES

We make advances on policy premiums to maintain certain policies.  When the future premium amounts in escrow are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have acquired the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation and to preserve business goodwill based on our assumptions that we will ultimately recoup the advances.  Although we expect ultimate repayment, we make estimates of the collectability of these premium advances.

The table below shows the changes in the premium advances account.

Total premium advance balance at February 28, 2009	$5,416,621
Advances	2,116,586
Reimbursements and adjustments	(683,671)
Total premium advance balance at February 28, 2010	$6,849,536
Advances	4,424,840
Reimbursements and adjustments	(1,540,981)
Total premium advance balance at February 28, 2011	9,733,395
Allowance for doubtful accounts	(3,229,194)
Net premium advance balance at February 28, 2011	$6,504,201

(12) INVESTMENT IN POLICIES

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

The table below describes the Investment in Policies account at February 28, 2011.

Policies With Remaining Life Expectancy (in years)	Number of Interests in Life Settlement Contracts	Carrying Value	Face Value
0-1	39	$320,265	$721,971
1-2	15	706,453	1,020,641
2-3	31	560,567	805,548
3-4	65	1,070,646	2,198,237
4-5	131	2,110,292	4,919,278
Thereafter	1,051	4,738,272	22,618,759
Total of all policies	1,332	$9,506,495	$32,284,434

Before fiscal 2004, our business model focused on viatical settlements, in which the insured is terminally ill.  At that time, most viaticals involved insureds with HIV.  Subsequent advances in medical science and health care greatly extended the life expectancies of these insureds, and we and the industry switched to life settlements.  Our current business model, generally since fiscal 2004, has focused on facilitating the purchase of life settlements for our clients.  The bulk of policies we own that have exceeded life expectancy are viaticals.  Actual maturity dates in any category may vary significantly (either earlier or later) from the remaining life expectancies reported above.

We evaluate the carrying value of our investment in policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return.  We recognize impairment on individual policies if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any.  Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value.  We recorded $6,212,150 and $2,139,183 of impairment for the fiscal 2011 and 2010, respectively.  The fair value of the impaired policies at February 28, 2011 and 2010, was $1,172,608 and $193,116, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the policies in force as of February 28, 2011, are as follows.

Year 1	$241,188
Year 2	579,497
Year 3	705,890
Year 4	858,140
Year 5	882,297
Thereafter	12,028,265
Total estimated premiums	$15,295,277

The majority of our Investment in Policies was purchased as part of settlement agreements and purchases from existing clients, which we refer to as tertiary purchases.  We do not currently have a strategy of buying large amounts of policies for investment purposes, but we expect to continue to make purchases as they may be presented to us and if the purchases can be made with benefit to both parties.  Since the purchases for our own account are motivated generally by settlements and tertiary purchases, our purchases do not materially affect the supply of available policies in the secondary market.  The risks that we might experience as a result of investing in policies are an unknown remaining life expectancy, a change in credit worthiness of the policy issuer, funds needed to maintain the asset until maturity and changes in discount rates.

(13) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements.  As of February 28, 2011 and 2010, we owned 19.9% of the Trust, carried at $6.2 and $6.5 million, respectively, and accounted for on the equity method of accounting.  At February 28, 2011, the Trust owned a portfolio of 266 life insurance settlements with a face value of $689 million, of which LPI supplied settlements with a face value of approximately $278 million.  We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets.  We have considered potential impairment of the investment and believe no impairment to the investment value is warranted.

(14) LEASES

We lease office equipment under non-cancelable operating leases expiring in various years through 2016.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 28, 2011, for each of the next five years and in the aggregate are as follows:

2012	$51,158
2013	26,141
2014	25,095
2015	17,661
2016	8,342
Total minimum future rental payments	$128,397

Rental expense was $70,202, $71,921 and $54,556 for fiscal 2011, 2010 and 2009, respectively.

Certain operating leases provide for renewal and/or purchase options.  Generally, purchase options are at prices representing the expected market value of the property at the expiration of the lease term.  Renewal options are for periods of one year at the rental rate specified in the lease.

(15) CREDIT LINES

To facilitate our short-term cash flow management and operating capital requirements, we maintained two credit lines.  One credit line was secured by cash and securities on deposit.  As of February 28, 2010, the credit line carried an interest rate at the Wall Street Journal Prime Rate of 3.25% and had a borrowing base of $2.9 million.  There was no outstanding balance as of February 28, 2011 and 2010.  We discontinued this line of credit in March 2010.  The other line of credit was secured by a certificate of deposit.  This line of credit carried an interest rate of 5.55% and had a borrowing base of $1 million.  There was no outstanding balance on this line as of February 28, 2011 or 2010.  This line of credit terminated when the collateralized certificate of deposit matured in fiscal 2010.

(16) LONG-TERM DEBT

We retired all of our outstanding debt on April 28, 2009.  As a result, there was no long-term debt as of February 28, 2011 or February 28, 2010.  As of February 28, 2009, we had $779,073 of current and long-term debt, secured by our land and office building with a net book value of $895,366.

(17) INCOME TAXES

Total income tax expense was allocated for the fiscal 2011, 2010 and 2009, as follows:

	2011	2010	2009
Income tax expense from continuing operations	$12,786,633	$17,197,268	$14,127,280

Income tax expense was made up of the following components at February 28, 2011, 2010 and 2009:

	2011	2010	2009
Current tax expense	$13,308,907	$17,419,140	$15,707,107
Deferred tax expense (benefit)	(522,274)	(221,872)	(1,579,827)
Total income tax expense	$12,786,633	$17,197,268	$14,127,280

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for fiscal 2011, 2010 and 2009, as a result of the following:

	2011	2010	2009
United States statutory rate	35.0%	35.0%	35.0%
State income taxes	0.1%	3.0%	0.6%
Permanent differences	0.3%	0.3%	-
Valuation allowance	(0.1)%	1.4%	-
Combined effective tax rate	35.3%	39.7%	35.6%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Feb. 28, 2011	Feb. 28, 2010
Deferred tax assets:
Policy impairments	$3,737,353	$1,563,099
Premium advances allowance	1,130,218	1,154,868
Deferred policy monitoring fees	1,112,651	1,109,887
Unrealized revenues and brokerage fees	998,716	2,021,226
Investment in securities	611,298	638,177
State taxes	148,455	157,977
Contingency costs	98,514	176,324
Unrealized loss on marketable securities	48,414	-
Compensated absences	40,095	34,098
Settlement paid in treasury shares	-	437,500
Bonuses deductible in future periods	-	115,034
Loss in operating income of investment in trust	-	22,444
	7,925,714	7,430,634
Valuation allowance	(582,587)	(611,298)
Net deferred tax assets	7,343,127	6,819,336

Deferred tax liabilities:
Settlement costs	(945,259)	(945,259)
Depreciation	(185,905)	(207,456)
Prepaid expenses	(17,938)	(11,958)
Loss in investment in trust	(13,340)	-
Net deferred tax liabilities	(1,162,442)	(1,164,673)
Total deferred tax asset, net	$6,180,685	$5,654,663

Summary of deferred tax assets:
Current	$1,312,215	$1,974,167
Non-current	4,868,470	3,680,496
Total deferred tax asset, net	$6,180,685	$5,654,663

In fiscal 2010, we recorded a valuation allowance of $611,298 for capital losses resulting from other-than-temporary impairments.  This amount represents capital losses that we were not able to deduct until we had corresponding capital gains to apply the losses against.  In fiscal 2011, we had capital gains of $82,031.  This reduced the valuation allowance to $582,587 at February 28, 2011.

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

At February 28, 2011, we determined that it is more likely than not that we will be assessed additional Texas Margin Tax for non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin Tax taxable basis.  At February 28, 2011, the amount accrued for this uncertain tax position was $123,374.  At February 28, 2010, the amount accrued for this uncertain tax position, including estimated interest and penalties of $21,932, was $402,104.

Fiscal 2010 was the first period with such a tax position.  A reconciliation of the beginning and ending amount of unrecognized tax expense for the current period is as follows.

Balance at February 28, 2010	$402,104
Reductions based on tax positions related to the current period	(278,730)
Balance at February 28, 2011	$123,374

(18)	COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive income for fiscal 2011, 2010 and 2009, was $23,335,837, $28,375,854 and $23,985,801, respectively.  Basic and diluted earnings per share for comprehensive income for fiscal 2011, 2010 and 2009, net of tax, were $1.25, $1.53 and $1.29, respectively.

Dividends.  There are no formal restrictions that materially limit, or are reasonably expected to materially limit, our ability to pay dividends.  We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
02/08/08	03/14/08	$0.0600
05/21/08	06/16/08	$0.0700
08/07/08	09/15/08	$0.0700
10/22/08	12/15/08	$0.0800
02/24/09	03/16/09	$0.0700
05/07/09	06/15/09	$0.0700
05/14/09	06/15/09	$0.2500
07/27/09	09/15/09	$0.2500
10/26/09	12/15/09	$0.2500
01/25/10	03/15/10	$0.2500
04/26/10	06/15/10	$0.2500
08/06/10	09/15/10	$0.2500
09/03/10	10/29/10	$0.2500
10/21/10	12/15/10	$0.2500
01/06/11	02/15/11	$0.0400
01/21/11	03/15/11	$0.2000

We had no share based awards that were granted, modified or outstanding for the years ended February 28, 2011, 2010 and 2009, and as a result, we had no share based compensation expense in any year.
Stock Splits.  On January 6, 2009, our board of directors authorized a five-for-four split of the common stock, effected in the form of a stock dividend, distributed on February 16, 2009, to shareholders of record of February 6, 2009.  On December 2, 2010, our board of directors authorized a five-for-four split of the common stock, effected in the form of a stock dividend, distributed on December 31, 2010, to shareholders of record of December 21, 2010.  The par value of the additional shares of common stock issued in connection with the stock splits was credited to “Common Stock” and a like amount charged to “Additional paid-in-capital” in the period the shares were distributed.  Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock splits on a retroactive basis.  To accommodate these splits, on August 16, 2007, we increased our authorized common stock from 10,000,000 shares to 18,750,000 shares.  The following table represents the number of common shares and per share data before and after the stock splits.

	For the Year Ended February 28,
	2011			2010			2009
	Before Stock Splits	After Stock Splits		Before Stock Splits	After Stock Splits		Before Stock Splits	After Stock Splits
Shares Outstanding: Common Stock issued and outstanding	14,917,974	18,647,468	*	14,859,016	18,573,770	*	11,887,213	18,573,770	*
Treasury Stock	82,026	102,532		165,338	206,673		132,270	206,673
Average Common and Common Equivalent Shares Outstanding:
Basic and Diluted	14,913,243	18,641,554		14,859,016	18,573,770		11,892,934	18,582,709
Basic and Diluted Earnings per Share
Net Income	1.57	1.26		1.75	1.40		2.15	1.37
Basic and Diluted Earnings per Share
Comprehensive Income	1.56	1.25		1.91	1.53		2.02	1.29

*
Reflects 18,750,000 shares are issued and outstanding less the number of treasury shares outstanding at those points in time, adjusted for the number of treasury shares retired for the latest 5-for-4 split in fiscal 2011.

Treasury Stock.  On January 22, 2008, we began buying shares on the open market to hold for treasury stock purposes.  We purchased a total of 63,655 shares in fiscal 2009 at a total cost of $699,051.  No share purchases were made in fiscal 2010 or 2011.  With the stock split in fiscal 2011, we retired 33,853 treasury shares to avoid exceeding the 18,750,000 total number of shares authorized.  All of these transactions are reflected on the Statements of Shareholders’ Equity and are considered in the non-affiliated market value calculation.

(19) FAIR VALUE MEASUREMENTS

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

In February 2008, the FASB agreed to defer the effective date of ASC 820 for one year for certain non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted ASC 820 as to these items effective March 1, 2009.  Examples of these items include:

•
Non-financial assets and non-financial liabilities that initially are measured at fair value in a business combination or other new basis event, but are not measured at fair value in subsequent periods;

•	Asset retirement obligations that are measured at fair value at initial recognition, but are not measured at fair value in subsequent periods; or

•	Non-financial liabilities for exit or disposal activities that are measured at fair value at initial recognition, but are not measured at fair value in subsequent periods.

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

Following is a table of Investment in Securities measured at fair value on a recurring basis as of February 28, 2011 and 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Municipal and corporate bonds	$4,487,387	$-	$-	$4,487,387
U.S. common stocks	473,776	-	-	473,776
Commodity, index and foreign currency funds	149,514	-	-	149,514
Total at February 28, 2011	$5,110,677	$-	$-	$5,110,677
U.S. common stocks and funds	$7,469,169	-	-	$7,469,169
Total at Feb. 28, 2010	$7,469,169	$-	$-	$7,469,169

Our financial assets and liabilities are cash and cash equivalents, certificates of deposit, accounts receivable, note receivable, investments in securities, investments in policies, investment in life settlements trust, accounts payable and accrued liabilities.  The recorded values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 5 through 8.  The recorded value of the note receivable is the original note amount plus accrued interest.  The note’s fair value is not readily determinable; it is discussed in Note 10.  The recorded value of investments in securities is based on fair value as a result of impairment and is discussed in Note 7.  The investment in the Trust is accounted for using the equity method of accounting, and is recorded at our investment account balance.  The investment’s fair value is not readily determinable; it is discussed in Note 13.

The carrying value of our investments in policies totaled $9,506,496, which includes $701,501 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $4,681,176.  Fair value of the investment in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio.  The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates.  The investments in policies are discussed more fully in Note 12.  A progression of the Level 3 inputs is shown in the table below:

Balance at February 28, 2010	$-
Transfers from Level 2	9,202,429
Purchases of policies	3,654,183
Maturities of policies	(83,469)
Change in valuation	(8,091,967)
Estimated Fair Value at February 28, 2011	$4,681,176

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

(20) RELATED PARTY TRANSACTIONS

We currently operate under an agreement with ESP Communications, Inc. (“ESP”), which is owned by the spouse of our Chairman and CEO.  Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims.  Either party may cancel the agreement with a 30-day written notice.  We currently pay ESP $7,500 on a semi-monthly basis for its services.  We recorded management services expense concerning this agreement with ESP of $180,000 in each of fiscal 2011, 2010 and 2009.

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F).  We believe the reimbursed cost is well below the fair rental value for such use.  In the years ended February 28, 2011, 2010 and 2009, we reimbursed costs of $189,653, $404,093 and $156,599, respectively, for such use.  We also periodically use a motoryacht owned by our Chairman and CEO, and reimburse him for the direct costs of our use.  We believe the reimbursed cost is well below the fair rental value for such use.  In fiscal 2011, 2010 and 2009, we reimbursed costs of $187,626, $145,352 and $9,000, respectively, for such use.

(21) CONTINGENCIES

We are aware of certain instances wherein the insurance companies denied payment on policies in which we arranged the settlement with purchasers.  Most of these denials are related to unforeseeable reduction in face value.  Face value of the policies in question total $127,251 and are recorded in accrued settlement expense at February 28, 2011.  During fiscal 2011, we accrued an additional $41,000 for future claims that might arise in relation to these policies and paid $334,365 of settlements during the year, which had been accrued in previous periods.

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

On September 3, 2010, the SEC issued a formal order of private investigation to determine whether the life settlements that we facilitate are securities under federal law, and whether we have made any material misrepresentations in connection with the offer or sale of securities.  On May 9, 2011, we received a Wells Notice from the Staff of the Fort Worth office of the SEC stating that the Staff will recommend that the SEC bring civil injunctive action against us and two of our officers, Brian D. Pardo and R. Scott Peden, for possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, and certain rules thereunder.  The Wells Notice did not include any claims against our subsidiary, Life Partners, Inc.  On June 3, 2011, we received an amended Wells Notice that expanded the scope of the recommendation for civil action.  The expanded Wells Notice states that the Staff will recommend that the SEC bring civil injunctive action against the Company and Brian D. Pardo, R. Scott Peden and David M. Martin for possible violations of Section 17(a) of the Securities Act of 1933, and Sections 10(b), 13(a), 13(b)(2)(A) and (b) of the Securities Exchange Act of 1934, and certain rules thereunder.  The expanded Wells Notice did not include any claims against our subsidiary, Life Partners, Inc.  We understand that the initial Wells Notice related primarily to our knowledge of, and disclosures about, the accuracy of the estimates of the life expectancies of settlors.  We understand that the expanded Wells Notice also includes allegations about the disclosures regarding and the propriety of certain of our accounting policies and practices, including revenue recognition, the impairment of life settlements held by us for investment, and the stated policy for premium advances that we might make on certain client policies.  We have responded to the Wells Notice, disputing the allegations made by the Staff.  We cannot predict whether the SEC will accept our positions or follow the recommendations of the Staff and initiate an enforcement action.  The Wells Notice is neither the institution of formal proceedings nor a finding of wrongdoing.  The investigation has required considerable legal expense and management’s time and attention.  Moreover, any action by the SEC could subject us or members of our management to injunctions, fines, and other penalties or sanctions or result in private civil actions, loss of key personnel, or other adverse consequences.

In February and March of 2011, six putative securities class action complaints were filed in the U.S. District Court for the Western District of Texas, Waco Division.  The first-filed of these is styled Gerald A. Taylor, Individually and On Behalf of All Others Similarly Situated v. Life Partners Holdings, Inc., Brian D. Pardo, Nina Piper, David M. Martin, and R. Scott Peden, Civil Action No.: 2:11-CV-0027-AM.  On March 17, 2011, the Court issued an Amended Order of Transfer, recusing Judge Walter S. Smith from the six cases and transferring the cases to the Del Rio Division of the Western District.  On July 5, 2011, these actions were consolidated into the case styled Selma Stone, et al. v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and David M. Martin, Civil Action No. DR-11-CV-16-AM.  The Consolidated Complaint for Violations of the Federal Securities Laws was filed on August 15, 2011, asserting claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and for control person liability under Section 20(a).  The plaintiffs allege, among other things, that we failed to disclose or misrepresented information about the accuracy of life expectancy estimates on which the price of the life settlements and the fees earned by LPI were purportedly based.  The plaintiffs further allege that these practices resulted in false and misleading financial statements and reflected a lack of adequate internal and financial controls.  The plaintiffs seek damages and an award of costs on behalf of a class of shareholders who purchased or otherwise acquired our common stock between May 29, 2007, and June 17, 2011.  On September 29, 2011, defendants filed their Motion to Dismiss the Complaint seeking dismissal of all the plaintiffs’ claims.  Plaintiffs’ response to defendants’ motion to dismiss was filed on October 31, 2011.  A hearing on the motion to dismiss is currently set for January 20, 2012.  Defendants intend to vigorously defend the allegations in the suit, including opposing certification of a purported class.  All discovery in the case is stayed pending a ruling on the Motion to Dismiss.  No trial date has been set.

We, our directors, and certain present and former officers have also been named as defendants in a shareholder derivative suit, which is based generally on the same alleged facts as the putative class action suits.  On or about February 19, 2011, our board of directors received a shareholder demand letter sent on behalf of Gregory Griswold, an LPHI shareholder.  That demand letter claimed that we were damaged because our business practices “caused [us] to have inaccurate life expectancy rates.”  The independent directors (Tad Ballantyne, Harold Rafuse, & Fred Dewald) conducted a review and, on April 11, 2011, they determined that it was not in our best interests to pursue the claims raised in the demand letter.  On June 1, 2011, Griswold filed, in the United States District Court for the Western District of Texas, Waco Division, a shareholder derivative complaint styled Gregory Griswold, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00145.  On or about June 1, 2011, Paul Berger, another shareholder, sent a shareholder demand letter to us and the independent directors making similar claims.  The independent directors retained independent counsel and commenced a review, pursuant to statute, of the claims raised in Berger’s demand letter not previously raised in Griswold’s demand.  Without making a demand on us or the board, on June 9, 2011, Harriet Goldstein, a third LPHI shareholder, filed a second derivative complaint in the United States District Court for the Western District of Texas, Waco Division, styled Harriet Goldstein, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00158.  The Goldstein and Griswold cases were transferred to the Del Rio Division of the Western District of Texas, and on July 19, 2011, by an agreed-upon motion of the parties, the two cases were consolidated in the Del Rio Division under Consolidated Case Number 2:11-CV-00043.  On August 18, 2011, Griswold and another plaintiff, Steven Zackian, filed a Consolidated and Amended Complaint asserting claims of breach of fiduciary duty, gross mismanagement, and unjust enrichment.  This Complaint dropped Goldstein as a plaintiff.  The Complaint alleges that the defendants breached their fiduciary duties to us (the company) through the use of excessive life expectancies and incorrect accounting practices, which general tracked the allegations previously disclosed regarding the SEC’s Wells Notice and our prior auditors’ resignation, and alleges that these breaches were not properly disclosed resulting in violations of the Federal securities laws.  The Complaint also claimed that the defendants caused us to pay “abnormally large dividends” for the benefit of Brian Pardo; and the defendants subjected us to “adverse publicity” as well as lawsuits and regulatory investigations.  The Complaint also claims that Brian Pardo and Scott Peden had “used their knowledge of Life Partners’ material, non-public information to sell their personal holdings while [our] stock was artificially inflated,” and that the Audit Committee had failed to exercise proper oversight.  On October 3, 2011, the independent directors filed a motion to dismiss certain of the claims covering the use of “unsupportable life expectancies,” , and a motion to stay the remaining claims to allow time to complete a review as to whether it was in our best interests to pursue the remaining claims.  That review construed the Complaint and Berger’s demand letter as raising largely the same claims.  On October 31, 2011, the independent directors completed their investigation and issued a confidential report, which contained their determination that it would not be in our best interests to pursue any of the claims set forth in the Complaint or Berger’s demand letter since the claims are not well-founded and have little likelihood of success.

On March 7, 2011, a putative class action complaint was filed in the U.S. District Court for the Central District of California, Eastern Division, styled William and Mary Rice, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. ECDV 11-00390 VAP (OPx).  On May 27, 2011, by agreement of the parties, the Rice case was transferred to the Northern District of Texas, Dallas Division.  On April 4, 2011, a putative class action suit was filed in the U.S. District Court for the Northern District of California, San Jose Division, styled Frederick Vieira, et al. v. Life Partners, Inc., No. 5:11-CV-01630-PSG.  On June 3, 2011, pursuant to agreement of the parties, the Vieira suit was also transferred to the Northern District of Texas, Dallas Division.  Thereafter, several substantially similar putative class action suits were filed in the Northern District of Texas, Dallas Division, including Robert Yoskowitz, et. al. v. Life Partners, Inc., No. 3:11-CV-01152-N, Sean T. Turnbow and Masako H. Turnbow, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. 3:11-cv-01030-M, William Bell, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. 3:11-CV-1325-M, and Michael Jackman v. Life Partners Holdings, Inc., et. al., Civil Action No. 3:11-CV-01093-M.  Each of the aforementioned suits were consolidated on June 23, 2011, by Order of Judge Lynn in the Northern District of Texas, and on July 11, 2011, the Court granted a motion to intervene, joining two additional suits that were filed in the U.S. District Court for the Western District of Texas, Del Rio Division, styled Bryan Springston, et. al. v. Life Partners, Inc., et. al., Civil Action Number 2:11-CV-00029-AM and Y. Patterson, et al. v. Life Partners, Inc., Civil Action No. 2:11-CV-000030-AM.  The cases were consolidated under the style Turnbow et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden, Civil Action No. 3:11-CV-1030-M.  On August 25, 2011, plaintiffs filed their Consolidated Class Action Complaint (“Complaint”), alleging claims of breach of fiduciary duty against Life Partners, Inc. (“LPI”), aiding and abetting breach of fiduciary duty against Pardo, Peden, and us, breach of contract against LPI, and violation of California Unfair Competition Law (Business and Professions Code Section 17200 et seq.) by LPI, Pardo, and Peden.  All of plaintiffs’ claims arise out of the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use thereof in the facilitation of life settlement transactions in which plaintiffs acquired interests.  On September 15, 2011, defendants filed a motion to dismiss, which is pending.  No discovery has occurred in the case and the case is not yet set for trial.  On March 11, 2011, a putative class action suit was filed in the 191st Judicial District Court of Dallas County, Texas, styled Helen Z. McDermott, Individually and on Behalf of all Others Similarly Situated v. Life Partners, Inc., Cause No. 11-02966.  McDermott asserts claims for breach of contract, breach of fiduciary duty, and unjust enrichment on behalf of a putative class of all persons residing in the United States who purchased any portion of a life settlement that matured earlier than the estimated maximum life expectancy.  Plaintiffs seek as purported damages (i) the amount of funds placed in escrow that was allegedly not needed or used for policy maintenance and was not returned or paid to plaintiffs, (ii) attorneys’ fees, and (iii) costs.  Plaintiffs also seek injunctive relief, restitution, and disgorgement.  LPI has filed its answer and the parties have engaged in pre-certification discovery.  LPI intends to vigorously defend the allegations in the suit, including opposing certification of a purported class.  The case has an initial trial setting of November 28, 2011, but the parties have agreed to enter into an agreed scheduling order with a trial setting in 2013.

On March 14, 2011, a putative class action suit was filed in the 14th Judicial District Court of Dallas County, Texas, styled Michael Arnold and Janet Arnold v. Life Partners, Inc., Life Partners Holdings, Inc., and Abundant Income, Cause No. 11-02995.  Plaintiffs ultimately amended their petition several times, adding additional named plaintiffs, and dismissing us (the company) with prejudice.  Plaintiffs ultimately asserted two causes of action.  The first claim asserted that defendants violated the registration provisions of the Texas Securities Act because the life settlements facilitated by LPI were securities and were not registered.  The second claim asserted that defendants committed fraud under the Texas Securities Act because they represented that the life settlements were not securities.  LPI answered and filed counterclaims against plaintiffs for the filing of a frivolous lawsuit.  On September 26, 2011, the Court entered an Order granting LPI’s motion for partial summary judgment.  The motion was based on, among other arguments, the arguments that the life settlements had previously been held not to be securities under federal and state law.  As a result of the Court Order, plaintiffs’ claims against LPI were dismissed with prejudice.  LPI intends to seek summary judgment on its counterclaims and the recovery of damages resulting from the filing of a frivolous lawsuit.  Plaintiffs have stated their intent to appeal the Court’s decision dismissing their claims.  LPI intends to vigorously defend the Court’s Order on appeal if necessary.

On April 8, 2011, a putative class action complaint was filed in the 40th Judicial District Court of Ellis County, Texas, styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR).  On July 27, 2011, by agreement of the parties, the Willingham case was transferred to the 101st Judicial District Court of Dallas County under Cause No. DC-11-10639.  On September 19, 2011, the plaintiff filed his First Amended Original Class Petition asserting claims of breach of fiduciary duty, breach of contract, and violation of the Texas Deceptive Trade Practices-Consumer Protection Act.  All of plaintiff’s claims are based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization” on behalf of all Texas residents that purchased an interest in a life settlement facilitated by LPI.  Plaintiff seeks economic and exemplary damages, attorneys’ fees and costs, and equitable relief in the form of enjoining LPI from continuing to engage in the alleged practices.  On October 7, 2011, the parties filed a joint motion to transfer and consolidate for pre-trial purposes the Willingham case with a similar pending action styled Helen McDermott, et al. v. Life Partners, Inc., Cause No. 11-02966, pending in the 191st Judicial District Court of Dallas County, Texas, in which the plaintiff is represented by the same law firm representing the Willingham plaintiff.  LPI has filed its answer and intends to vigorously defend the allegations in the suit, including opposing certification of a purported class.  Limited discovery has commenced and no trial date has been set.

We are party to a lawsuit filed on November 8, 2011, which is styled Marilyn Steuben, on behalf of herself and all other California citizens similarly situated v. Life Partners, Inc., Superior Court of the State of California for the County of Los Angeles Court, Case No. BC472953.  This suit is virtually identical to the Willingham case, other than it is filed under California law rather than Texas law.  The plaintiff is represented by the same law firm as Willingham.  The suit alleges breach of fiduciary duty, violations of California Business and Professional Code §17.200, and breach of contract related to how we pay premiums on policies.  We plan to defend ourselves vigorously in this litigation, and believe we have valid defenses to the suit, including opposing certification of a purported class.

While management believes that we have meritorious defenses in all of the above legal proceedings, including the SEC investigation, and we fully intend to defend these proceedings vigorously, as with all litigation, the defense of such proceedings is subject to inherent uncertainties, and the actual costs will depend upon numerous factors, many of which are as yet unknown and unascertainable due to the early stage of each of the referenced proceedings.  Likewise, the outcome of any litigation is necessarily uncertain.  We may be forced to expend considerable funds in connection with attorneys’ fees, costs, and litigation-related expenses associated with the defense of these proceedings, and management’s time and attention will also be taxed during the pendency of these proceedings.

We are subject to other legal proceedings in the ordinary course of business.  When we determine that an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated, we reserve for such losses.  Except as discussed above:  (i) management has not concluded that it is probable that a loss has been incurred in any of our pending litigation; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending litigation; and (iii) accordingly, management has not provided any amounts in the Consolidated Financial Statements for unfavorable outcomes, if any.

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of any pending proceeding.  Nevertheless, although litigation is subject to uncertainty, management believes, and we have been so advised by counsel handling the respective proceedings, that we have a number of valid legal defenses in all pending litigation to which we or our directors or officer are a party, as well as valid bases for appeal of potential adverse rulings that may be rendered against us.  All such proceedings are, and will continue to be, vigorously defended, and, to the extent available, all valid counterclaims pursued.  Notwithstanding this fact, we may enter into settlement discussions in particular proceedings if we believe it is in the best interests of our shareholders to do so.

We have elected to advance premiums on certain older polices on which the initial premium payment reserves have been fully utilized.  In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances or repurchased the policies as an accommodation to certain purchasers, upon our desire to preserve business goodwill, and based on our assumptions that we will ultimately recoup the advances or investment.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  We record an allowance against the premium advances at the time of the advance and treat reimbursements as a reduction of the allowance.  We are unable to estimate the amount of any future advances we may elect to make or the timing of the amount of reimbursements we are likely to receive.  Since advances precede reimbursements, we expect the amount of advances will exceed reimbursements as our purchaser base increases.  During fiscal 2011, 2010 and 2009, we advanced premiums totaling $4,424,840, $2,116,586 and $1,581,497 respectively, and received repayments of advances of $1,645,809, $683,671 and $472,217, respectively.

(22) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements.  The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  The contribution expense for our matching contributions to the 401(k) plan for fiscal 2011, 2010 and 2009 were $161,536, $166,949 and $69,902, respectively.

(23) QUARTERLY FINANCIAL DATA

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2011, 2010 and 2009.  This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein.

	Fiscal 2011
	1st Quarter (As Restated)	2nd Quarter (As Restated)	3rd Quarter (As Restated)	4th Quarter
Revenues	$31,231,136	$33,157,423	$20,159,650	$17,031,006
Income from Operations	$12,857,536	$13,264,440	$5,537,341	$3,488,476
Pre-tax Income	$13,126,916	$13,179,682	$6,046,425	$3,859,361
Net Income	$8,183,150	$8,252,093	$3,960,688	$3,029,818
Net Income Per Share	$0.44	$0.44	$0.21	$0.16

	Fiscal 2010 (As Restated)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$26,366,949	$28,057,548	$28,070,602	$26,297,460
Income from Operations	$10,237,028	$9,969,317	$10,527,686	$12,695,154
Pre-tax Income	$10,939,235	$10,506,269	$10,991,993	$10,836,986
Net Income	$6,595,243	$6,322,644	$6,628,460	$6,530,866
Net Income Per Share	$0.36	$0.34	$0.36	$0.35

	Fiscal 2009 (As Restated)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$21,484,306	$21,485,116	$40,801,037	$20,916,660
Income from Operations	$8,263,610	$7,321,839	$16,529,336	$5,428,343
Pre-tax Income	$8,630,892	$7,805,174	$17,166,256	$6,046,572
Net Income	$5,537,435	$4,994,208	$11,152,717	$3,837,254
Net Income Per Share	$0.30	$0.27	$0.60	$0.21

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT
Number	Description
3.1	Articles of Incorporation, dated August 16, 2002 (1)
3.2	Amended Articles of Incorporation, dated April 24, 2003 (1)
3.3	Amended Articles of Incorporation, dated August 16, 2007 (as corrected) (1)
3.4	Amended and Restated Bylaws (1)
4.1	Form of stock certificate for our common stock (1)
14	Code of Ethics for Directors and Executive Officers (2)
21	Subsidiaries of the Registrant (1)
31	Rule 13a-14(a) Certifications	86
32	Section 1350 Certification	88
_______________________

(1)	These exhibits were filed with our Annual Report on Form 10-K for the year ended February 28, 2010, and are incorporated by reference herein.

(2)	This exhibit was filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and is incorporated by reference herein.

Our exhibits on Form 10-K for the year ended February 28, 2011, as filed with the SEC, are available on our website at www.lphi.com under “Investor Relations/Filings”.  They are also available to any shareholder, upon request, by calling 800-368-5569 or writing to Mr. R. Scott Peden, General Counsel, Life Partners Holdings, Inc., 204 Woodhew Drive, Waco, Texas 76712.  Shareholders requesting exhibits to the Form 10-K will be provided the same upon payment of reproduction expenses.