Form 10-Q
period 2011-05-31
LIFE PARTNERS HOLDINGS INC
filed 2011-11-25
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2011

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

In this Form 10-Q, we are restating our Consolidated Condensed Financial Statements for the three months ended May 31, 2010 (the “First Quarter of last year”).  Our Consolidated Condensed Financial Statements for three months ended May 31, 2011 (the “First Quarter of this year”) are not restated.  This Form 10-Q also revises “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Form 10-Q for the First Quarter of last year, as it relates to such quarter.

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – May 31, 2011 (Unaudited) and February 28, 2011	4-5

	Consolidated Statements of Income - For the Three Months Ended
	May 31, 2011 and 2010 (Unaudited)	6

	Consolidated Statements of Cash Flows - For the Three Months Ended
	May 31, 2011 and 2010 (Unaudited)	7

	Notes to Consolidated Condensed Financial Statements	8-21

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21-27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults upon Senior Securities	29

Item 4.	(Removed and Reserved)	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

Exhibit Index		31

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2011 (Unaudited) AND FEBRUARY 28, 2011

ASSETS
	May 31, 2011	Feb. 28, 2011
CURRENT ASSETS:

Cash and cash equivalents	$22,318,811	$27,610,564
Certificates of deposit	100,750	100,737
Investment in securities	4,115,046	5,110,677
Accounts receivable – trade	500,657	404,363
Accounts receivable – other	42,407	163,097
Note receivable	581,096	581,096
Income tax receivable	105,730	-
Deferred income taxes	1,329,801	1,312,215
Prepaid expenses	207,454	96,663

Total current assets	29,301,752	35,379,412

PROPERTY AND EQUIPMENT:

Land and building	2,316,202	2,312,002
Proprietary software	545,663	517,646
Furniture, fixtures and equipment	1,541,307	1,536,416
Transportation equipment	9,800	9,800

Subtotal	4,412,972	4,375,864

Accumulated depreciation	(1,943,036)	(1,876,771)

Net property and equipment	2,469,936	2,499,093

OTHER ASSETS:

Premium advances, net of reserve of $3,395,760 and $3,229,194, respectively	6,503,370	6,504,201
Investments in policies	9,211,233	9,506,495
Investment in life settlements trust	6,392,975	6,202,193
Artifacts and other	834,700	834,700
Deferred income taxes	4,708,426	4,868,470
Total other assets	27,650,704	27,916,059

Total assets	$59,422,392	$65,794,564

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2011 (Unaudited) AND FEBRUARY 28, 2011

LIABILITIES AND SHAREHOLDERS' EQUITY

	May 31, 2011	Feb. 28, 2011
CURRENT LIABILITIES:

Accounts payable	$1,294,495	$2,165,467
Accrued liabilities	217,314	204,901
Dividends payable	3,736,266	3,736,330
Accrued settlement expense	433,838	281,471
Income taxes payable	-	613,505
Current deferred policy monitoring costs	415,028	415,028

Total current liabilities	6,096,941	7,416,702

Long-term portion of deferred policy monitoring costs	2,645,575	2,703,739
Income taxes payable	26,722	424,156

Total long-term liabilities	2,672,297	3,127,895

Total liabilities	8,769,238	10,544,597

SHAREHOLDERS' EQUITY:

Common stock, $.01 par value 18,750,000 shares authorized; 18,647,468 shares issued and outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	39,507,194	44,114,389
Accumulated comprehensive income, net of taxes	(79,530)	(89,912)
Less: treasury stock – 102,532 shares as of May 31 and February 28, 2011	(385,064)	(385,064)

Total shareholders' equity	50,653,154	55,249,967

Total liabilities and shareholders' equity	$59,422,392	$65,794,564

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)

	Three Months Ended May 31,
	2011	2010
		(As Restated)
REVENUES	$9,833,395	$31,231,136

BROKERAGE FEES	6,149,003	13,687,052

REVENUES, NET OF BROKERAGE FEES	3,684,392	17,544,084

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	3,827,794	2,889,819
Impairment of investment in policies	260,829	1,553,038
Premium advances, net	620,042	174,370
Settlement costs	342,974	-
Depreciation	66,265	69,322

Total operating and administrative expenses	5,117,904	4,686,549

INCOME (LOSS) FROM OPERATIONS	(1,433,512)	12,857,535

OTHER INCOME (EXPENSES):
Interest and other income	185,994	341,614
Interest expense	-	(1,505)
Realized loss on sales of securities	(43,348)	(70,729)

Total other income and expense	142,646	269,380

INCOME (LOSS) BEFORE INCOME TAXES	(1,290,866)	13,126,915

Total income taxes	(416,722)	4,943,766

NET (LOSS) INCOME	$(874,144)	$8,183,149

EARNINGS (LOSS):

Per share – Basic and Diluted	$(0.05)	$0.44

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	18,647,468	18,634,125

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(874,144)	$8,183,149
Unrealized (loss)gain on investment securities, net of taxes	10,382	(255,169)

COMPREHENSIVE (LOSS) INCOME	$(863,762)	$7,927,980

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
	Three Months Ended May 31,
	2011	2010
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(874,144)	$8,183,149
Adjustments to reconcile net income (loss) to operating activities:
Depreciation	66,265	69,322
Impairment of investments in policies	260,829	1,553,038
Earnings on investment in life settlements trust	-	(64,105)
Increase in allowance for premium advances	166,566	131,647
Realized loss on sales of securities	43,348	70,729
Deferred income taxes	136,870	(173,130)
(Increase) decrease in operating assets:
Accounts receivable	24,396	511,111
Prepaid expenses	(110,791)	19,870
Premium advances	(165,735)	(601,087)
Increase (decrease) in operating liabilities:
Accounts payable	(870,972)	462,942
Accrued liabilities	12,413	(535,368)
Accrued settlement expense	152,367	(52,250)
Income taxes payable	(1,116,669)	4,601,897
Deferred policy monitoring costs	(58,164)	15,196
Net cash (used in) provided by operating activities	(2,333,421)	14,192,961
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in certificates of deposit	(13)	(89)
Proceeds from sales of marketable securities	968,253	5,247,440
Purchases of marketable securities	-	(6,754,030)
Purchases of property and equipment	(37,108)	(44,367)
Investment in life settlements trust	(190,782)	-
Proceeds from investment in life settlements trust	-	148,537
Maturities of investments in policies	234,774	-
Purchase of policies for investment purposes	(200,341)	(898,323)
Net cash provided by (used in) investing activities	774,783	(2,300,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,733,115)	(3,714,793)
Net cash used in financing activities	(3,733,115)	(3,714,793)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,291,753)	8,177,336
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,610,564	19,868,728
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,318,811	$28,046,064

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$1,505
Income taxes paid	$563,080	$515,000

See accompanying notes to Consolidated Condensed Financial Statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

May 31, 2011

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

(2) RESTATEMENT

The accompanying restated Consolidated Condensed Financial Statements reflect adjustments made to previously reported financial statements for the three months ended May 31, 2010 (the “First Quarter of last year”), and to the beginning balance sheet at February 28, 2010.  The restatements address timing issues related to revenue and related brokerage fees, impairment expense for investments in owned policies, deferred policy monitoring costs, and the timing of recognition of state income taxes, the gain on the investment in the life settlements trust and executive bonuses. The deferred income tax provision related to these adjustments was also restated.  The restatement increased reported earnings before income taxes by $1.2 million for the First Quarter of last year.

Revenue and Brokerage Fees.  The revenue and brokerage fees adjustments resulted from changing the date of revenue recognition from the date that purchasers commit to buy policies to the date that policy closings are funded.  This adjustment increased reported earnings before income taxes by $1.8 million for the First Quarter of last year.

Impairment Expense. We improved the method by which we calculate impairment on Investment in Policies.  Impaired value is based on estimates of life expectancy and the effect of those estimates on the cost of future premiums and the receipt of proceeds from policy maturities.  We increased the amount of actuarial data to improve our methodology for estimating life expectancy.  In general, life expectancies increased with the addition of more data.  This adjustment reduced reported earnings before income taxes by $1.6 million for the First Quarter of last year.

Deferred Policy Monitoring Costs.  We improved the method by which we calculate deferred policy monitoring costs.  Deferred policy monitoring costs is based on estimates of life expectancy and the effect of those estimates on the cost of monitoring policies over those life expectancies.  As we increased the amount of actuarial and historical data when estimating life expectancies, the life expectancies increased generally, which in turn increased our estimates of future monitoring costs.  This adjustment increased reported earnings before income taxes by $0.7 million for the First Quarter of last year.

Executive Bonus Expense.  Before fiscal 2011, we recognized executive bonus expense when paid.  The restatement is only an issue of timing and increased reported earnings before income taxes by $0.3 million for the First Quarter of last year.

Tax Adjustments.  The restatement includes the tax effects of the aforementioned adjustments by adjusting the deferred tax expense/benefit and deferred tax asset balance at the end of each fiscal period.

Balance Sheet Adjustments.  We have restated amounts within the balance sheet accounts to appropriately calculate and classify the proper balances in Accounts Receivable - Trade, Investments in Policies, Accounts Payable, Deferred Policy Monitoring Costs, State Income Taxes Payable, Deferred Income Tax assets and Retained Earnings.

The following table shows the effect of the restatement on our previously issued financial statements as of and for the three months ended May 31, 2010:

	As Reported	Restated
Balance Sheet:
Accounts receivable	$8,711,052	$896,750
Current deferred income taxes	186,534	2,284,697
Total current assets	46,581,215	40,865,076
Investments in policies	17,382,170	11,493,216
Long-term deferred income taxes	895,080	3,680,496
Total assets	78,723,289	69,903,611
Accounts payable	3,959,190	682,874
Income taxes payable	3,835,580	5,317,646
Current deferred policy monitoring costs	991,395	415,028
Total current liabilities	13,860,029	11,489,413
Long-term deferred policy monitoring costs	-	2,771,273
Total long-term liabilities	137,384	2,908,657
Total liabilities	13,997,413	14,398,070
Retained earnings	53,755,555	44,535,220
Total shareholders' equity	64,725,876	55,505,542
Total liabilities and shareholders' equity	$78,723,289	$69,903,611

Income Statement:
Revenues	$26,716,288	$31,231,136
Brokerage fees	11,669,031	13,687,052
Revenue, net of brokerage fees	15,047,257	17,544,084
General and administrative expense	3,218,487	2,889,818
Impairment of investments in policies	(23,495)	1,553,038
Total expenses	3,438,685	4,686,549
Income from operations	11,608,572	12,857,535
Earnings before income taxes	11,877,952	13,126,915
Income taxes	4,267,357	4,943,766
Net income	$7,610,595	$8,183,149
Earnings per share	$0.41	$0.44

Statement of Shareholders' Equity:
Balance, Beginning	$59,849,656	$50,056,768
Net income	7,610,595	8,183,149
Balance, Ending	$64,725,876	$55,505,542
Cash Flow:
Net income	$7,610,595	$8,183,149
Impairment of investments in policies	(23,495)	1,553,038
Deferred income taxes	181,164	(173,130)
Accounts receivable	4,290,709	511,111
Accounts payable	(1,555,079)	462,942
Accrued liabilities	(206,700)	(535,368)
Income taxes payable	3,571,192	4,601,897
Deferred policy monitoring costs	750,445	15,196
Net cash flow provided by operating activities	$14,122,229	$14,192,961

The notes to these Consolidated Condensed Financial Statements have been restated, as applicable, to reflect the restatement adjustments shown above.

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

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current year’s presentation.  Investment in securities is shown as a current asset as opposed to the prior period when it was classified as a long-term asset.  Certain investment in securities are also shown as an investment in securities on the Statements of Cash Flows, when previously it was included in cash.  State income tax expense is shown on the statements of income in all periods as deducted from pre-tax earnings to arrive at net income (loss).  Payments for state income taxes are now presented as a component of income taxes paid on the Statements of Cash Flows.  These reclassifications had no impact on our results of operation or financial condition.  It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim period have been made and that all adjustments are of a normal recurring nature.

Property and Equipment.  Our property and equipment are depreciated over their estimated useful lives using the straight-line method.  Depreciation expense for the First Quarter of this year and last year was $66,265 and $69,322, respectively.  The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other.  The artifacts and other assets are stated at cost.  We have evaluated these assets and believe there is no impairment in their value as of May 31, 2011 and February 28, 2011.

Impairment of Long-Lived Assets.  We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.  We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired.  During the First Quarter of this year and last year, we recorded impairment of $260,829 and $1,553,038, respectively.

Revenue Recognition.  We recognize income at the time a settlement closes.  In fiscal 2011, we changed our methodology for estimating deferred revenue.  In previous periods, we deferred $100 per life settlement to cover minor monitoring services provided after the settlement date and amortized this amount over the anticipated life expectancy of the insureds.  We now do a more comprehensive estimate, based on future monitoring costs, amortized over the anticipated life expectancy of the insureds.  This amount is shown as Deferred Policy Monitoring Costs within current and long-term liabilities on the Consolidated Balance Sheets.

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

Concentrations of Credit Risk and Major Customers.  In the First Quarter of this year and last year, there was no compensation to any single licensee organization that represented more than 10% of brokerage fees.  For the First Quarter of this year, six brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 87.3% of the total face value of completed transactions.  For the First Quarter of last year, two brokers accounted for more than 10% of the face value of all completed transactions, and constituted 40.0% of the total face value of completed transactions.

(4) NEW ACCOUNTING PRONOUNCEMENTS

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

(6) CERTIFICATES OF DEPOSIT

A certificate of deposit with an original maturity of greater than three months, but less than a year, is held in one banking institution.  The certificate of deposit was not in excess of the FDIC insurance limit at May 31, 2011, and February 28, 2011.

(7) INVESTMENTS IN SECURITIES

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Our securities investments consist of common stocks, municipal and corporate bonds, and commodity, index and foreign currency funds and are classified as available-for-sale securities.

The table below shows the cost and estimated fair value of the investment securities classified as available-for-sale as of May 31, 2011 and February 28, 2011:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal and corporate bonds	$3,348,694	-	$(46,091)	$3,302,603
U.S. common stocks	731,287	-	(51,897)	679,390
Commodity and index funds	157,421	-	(24,368)	133,053
Total at May 31, 2011	$4,237,402	$-	$(122,356)	$4,115,046
Municipal and corporate bonds	$4,569,850	$-	$(82,463)	$4,487,387
U.S. common stocks	521,731	-	(47,955)	473,776
Commodity and index funds	157,421	-	(7,907)	149,514
Total at Feb. 28, 2011	$5,249,002	$-	$(138,325)	$5,110,677

The unrealized losses at May 31, 2011, and February 28, 2011, are considered temporary in nature and the securities are recorded at fair value in Investment in Securities on the balance sheet, with the change in fair value during the current period included in equity through Other Comprehensive Income.

(8) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts reflecting non-interest bearing advances to facilitate a settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment.  The receivable amounts at May 31, 2011, and February 28, 2011, were $500,657 and $404,363, respectively.

(9) ACCOUNTS RECEIVABLE – OTHER

The amounts shown on the balance sheet at May 31, 2011, termed Accounts Receivable – Other, is composed of $28,410 due us from maturities of policies and loans of $13,997 to various employees for a total of $42,407. The amount for February 28, 2011 is composed of $150,350 due us from maturities of policies and loans of $12,747 to various employees for a total of $163,097.  We consider all receivables to be current and collectible.

(10) NOTE RECEIVABLE

The amounts shown on the balance sheet termed Note Receivable represent a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009.  The original due date was February 28, 2009.  This note is substantially collateralized and we instituted collection proceedings, which resulted in an agreed final judgment being entered against the debtor on April 7, 2010, for the full amount of the note plus accrued interest on that date, attorney’s fees, costs, all taxable costs of court and post judgment interest at the highest rate allowable by law.  Our counsel in this matter is seeking collection of this judgment and is investigating the available collateral to foreclose upon to satisfy the judgment.  We believe we will collect the full amount, including accrued interest, in the near term.  The amount of interest we may be able to collect is not certain.  As a result, we stopped accruing interest income on this Note in the second quarter of fiscal 2011. The amount, including accrued interest, at May 31, 2011, and February 28, 2011, was $581,096.

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 28, 2011	$9,733,395
Advances	1,237,817
Reimbursements and adjustments	(1,072,082)
Total premium advance balance at May 31, 2011	9,899,130
Allowance for doubtful accounts	(3,395,760)
Net premium advance balance at May 31, 2011	$6,503,370

(12) INVESTMENTS IN POLICIES

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

The table below describes the Investments in Policies account at May 31, 2011.

Policies With Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	39	$85,510	$722,871
1-2	15	710,969	1,020,641
2-3	41	672,801	980,216
3-4	47	749,410	1,763,743
4-5	146	2,271,519	5,326,133
Thereafter	1,077	4,721,024	22,676,168
Total	1,365	$9,211,233	$32,489,772

Before fiscal 2004, our business model focused on viatical settlements, in which the insured is terminally ill.  At that time, most viaticals involved insureds with HIV.  Subsequent advances in medical science and health care greatly extended the life expectancies of these insureds, and we and the industry switched to life settlements.  Our current business model, since fiscal 2004, has focused generally on facilitating the purchase of life settlements for our clients.  The bulk of policies that we own that have exceeded life expectancy are viaticals.

Remaining life expectancy is based on original life expectancy estimates and is not an indication of expected maturity.  Actual maturity dates in any category may vary significantly (either earlier or later) from the remaining life expectancies reported above.

We evaluate the carrying value of our investments in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return.  We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any.  Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value.  We recorded $260,829 and $1,553,038 of impairment for the First Quarter of this year and last year, respectively.  The fair value of the impaired policies at May 31 and February 28, 2011, was $1,246,720 and $1,172,608, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of May 31, 2011, are as follows.

Year 1	$249,281
Year 2	586,121
Year 3	721,503
Year 4	869,415
Year 5	863,495
Thereafter	11,754,054
Total estimated premiums	$15,043,869

The majority of our Investments in Policies was purchased as part of settlement agreements and purchases from existing clients, which we refer to as tertiary purchases.  We do not currently have a strategy of buying large amounts of policies for investment purposes, but we expect to continue to make purchases as they may be presented to us and if the purchases can be made with benefit to both parties.  Since the purchases for our own account are motivated by settlements and tertiary purchases, the supply of available policies in the secondary market does not affect our purchases.  The risks that we might experience as a result of investing in policies are unknown remaining life expectancy, a change in credit worthiness of the policy issuer, funds needed to maintain the asset until maturity and changes in capitalization rates.

(13) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements.  As of May 31, 2011 and February 28, 2011, we owned 19.9% of the trust, carried at $6,392,975 and $6,202,193, respectively, and accounted for on the equity method of accounting.  At May 31, 2011, the Trust owned a portfolio of 266 life insurance settlements with a face value of $689 million, of which LPI supplied settlements with a face value of approximately $278 million.  We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets.  We have considered any potential impairment to the investment and believe no impairment to the investment value is warranted.

(14) INCOME TAXES

Total income tax expense was allocated for the First Quarter of this year and last year as follows:

	Three Months Ended May 31,
	2011	2010
Income tax expense (benefit) from continuing operations	$(416,722)	$4,943,766

Income tax expense was made up of the following components:

	Three Months Ended May 31,
	2011	2010
Current income tax expense (benefit)	$(553,592)	$5,116,896
Deferred tax expense (benefit)	136,870	(173,130)
Total income tax expense	$(416,722)	$4,943,766

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the First Quarter of this year and last year, as a result of the following:

	Three Months Ended May 31,
	2011	2010
United States statutory rate	35.0%	35.0%
State income taxes	(1.3)%	2.1%
Permanent differences	(1.4)%	0.6%
Combined effective tax rate	32.3%	37.7%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:
	May 31, 2011	Feb. 28, 2011
Deferred tax assets:
Impairment of investment in policies	$3,828,641	$3,737,353
Premium advances allowance	1,188,516	1,130,218
Deferred policy monitoring costs	1,133,009	1,112,651
Unrealized revenues and brokerage fees	749,037	998,716
Investment in securities	611,298	611,298
Contingency costs	151,843	98,514
Unrealized loss on marketable securities	42,825	48,414
Compensated absences	42,771	40,095
State taxes	9,353	148,455
	7,757,293	7,925,714
Valuation allowance	(582,587)	(582,587)
Net deferred tax assets	7,174,706	7,343,127

Deferred tax liabilities:
Settlement costs	(945,259)	(945,259)
Depreciation	(170,705)	(185,905)
Prepaid expenses	(7,175)	(17,938)
Loss in investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(1,136,479)	(1,162,442)
Total deferred tax asset, net	$6,038,227	$6,180,685
Summary of deferred tax assets:
Current	$1,329,801	$1,312,215
Non-current	4,708,426	4,868,470
Total deferred tax asset, net	$6,038,227	$6,180,685

In fiscal 2010, we recorded a valuation allowance of $611,298 for capital losses resulting from other-than-temporary impairments.  This amount represents capital losses that we were not able to deduct until we had corresponding capital gains to apply the losses against.  In fiscal 2011, we had capital gains of $82,031.  This reduced the valuation allowance to $582,587 at February 28, 2011.

With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years 2008 and prior.

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

At February 28, 2010, we determined that it is more likely than not that we will be assessed additional Texas Margin Tax for non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin Tax taxable basis.  The amount accrued for this uncertain tax position at May 31, 2011 and February 28, 2011, was $123,374.

A reconciliation of the beginning and ending amount of unrecognized tax expense for the current period is as follows.

Balance at February 28, 2011	$123,374
Reductions based on tax positions related to the current period	-
Balance at May 31, 2011	$123,374

(15) COMPREHENSIVE INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive (loss) income for the First Quarter of this year and last year was $(863,762) and $7,927,980, respectively.  Basic and diluted earnings per share for comprehensive income for the First Quarter of this year and last year, net of tax, were $(0.05) and $0.44, respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the First Quarter of this year and last year:

Date Declared	Date Paid	Dividend Amount
04/26/10	06/15/10	$0.20
05/04/11	06/15/11	$0.20

We had no share based awards that were granted, modified or outstanding for the First Quarter of this year or last year, and as a result, we had no share based compensation expense in any quarter.

(16) FAIR VALUE MEASUREMENTS

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

Following is a table of Investment in Securities measured at fair value on a recurring basis as of May 31, 2011 and February 28, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Municipal and corporate bonds	$3,302,603	-	-	$3,302,603
US common stocks	679,390	-	-	679,390
Commodity and index funds	133,053	-	-	133,053
Total at May 31, 2011	$4,115,046	$-	$-	$4,115,046
Municipal and corporate bonds	$4,487,387	-	-	$4,487,387
U.S. common stocks	473,776	-	-	473,776
Commodity, index and foreign currency funds	149,514	-	-	149,514
Total at Feb. 28, 2011	$5,110,677	$-	$-	$5,110,677

Our financial assets and liabilities are cash and cash equivalents, certificates of deposit, accounts receivable, note receivable, investments in securities, investments in policies, investment in a life settlements trust, accounts payable and accrued liabilities.  The recorded values of cash and cash equivalents, certificates of deposit, investment in securities, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 5 through 9.  The recorded value of the note receivable is the original note amount plus accrued interest.  Fair value is not readily determinable; the note is discussed in Note 10.  The investment in the trust is accounted for using the equity method of accounting.  Fair value is not readily determinable; the investment is discussed in Note 13.

The carrying value of our investments in policies totaled $9,211,233, which includes $847,925 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $4,734,428.  Fair value of the investment in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio.  The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates.  The investment in policies is discussed more fully in Note 12.  The roll forward of the fair value of the investment is as follows:

Fair Value at February 28, 2011	$4,681,176
Purchases of Policies	42,130
Maturity of Policies	-
Change in Unrealized Gains	11,122
Fair Value at May 31, 2011	$4,734,428

(17) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which LPI arranged the settlement with purchasers.  Most of these denials are related to unforeseeable reductions in face value.  Face value of the policies in question total $562,151 and our estimated liability is recorded in accrued liabilities at May 31, 2011.  During the First Quarter of this year and last year, we accrued an additional $356,120 for future claims that might arise in relation to these policies and paid $5,000 of settlements, which had been accrued in the current and previous periods.

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

(18) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements.  The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  The contribution expense for our matching contributions to the 401(k) plan for the First Quarter of this year and last year was $24,289 and $62,158, respectively.

(19) RELATED PARTY TRANSACTION

We currently operate under an agreement with ESP Communications, Inc. (“ESP”), which is owned by the spouse of our Chief Executive Officer.  Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims.  Either party may cancel the agreement with a 30-day written notice.  We currently pay ESP $7,500 on a semi-monthly basis for its services.  We recorded management services expense concerning this agreement with ESP of $45,000 in each of the First Quarters of this year and last year.

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F).  We believe the reimbursed cost is well below the fair rental value for such use.  In the three months ended May 31, 2011 and 2010, we reimbursed costs of $43,922 and $30,518, respectively, for such use.  We also periodically use a boat owned by our Chairman and CEO, and reimburse him for the direct costs of our use.  We believe the reimbursed cost is well below the fair rental value for such use.  In the First Quarter of this year and last year, we reimbursed costs of $36,905 and $5,804, respectively, for such use.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note:  Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“SEC”), including our Annual Report on Form 10-K for the year ended February 28, 2011 (“Fiscal 2011”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

We recognize income at the time a settlement closes and the purchasers have made the obligation to make the purchase.  We defer revenue equal to the estimated costs to monitor policies into the future, and we amortize this deferred cost over the anticipated life expectancy of the insureds.

We sometimes make short-term advances to facilitate a life settlement transaction.  These amounts are included in “Accounts receivable – trade”, and are collected as the life settlement transactions close.  All amounts are considered collectible as we are repaid the advance before any of the other parties involved in the transaction receive funds.

We follow the guidance contained in ASC 325-30, Investments in Insurance Contracts, to account for our investments in life settlement contracts.  ASC 325-30 states that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is made on an instrument-by instrument basis and is irrevocable.  Under the investment method, a purchaser recognizes the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are capitalized.  Under the fair value method, a purchaser recognizes the initial investment at the purchase price.  In subsequent periods, the purchaser re-measures the investment at fair value in its entirety at each reporting period and recognizes changes in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We elected to value our investments in life settlement contracts using the investment method.  As of May 31, 2011, and February 28, 2011, our investments in life settlements held for our own account were carried at $9,211,233 and $9,506,495, respectively.

We review the carrying value of our investments in policies for impairment whenever events and circumstances indicate that we might not recover the carrying value of the policies from future maturities.  In cases where undiscounted expected proceeds from future maturities are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value (including expected future costs to maintain the policies) exceeds the expected proceeds.  Based on this assessment, we recorded impairment costs for investments in policies of $260,829 and $1,553,038 during the First Quarter of this year and last, respectively.

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

We review the carrying value of our property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the First Quarter of this year and last year.

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

We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions.  We discuss our significant accounting policies, including those policies that are not critical, in Note 3 of our Consolidated Condensed Financial Statements.

New Accounting Pronouncements

Recent accounting pronouncements have been issued including ASU 2010-06.  For a discussion of these pronouncements, refer to Note 4 of our Consolidated Condensed Financial Statements.

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

We are a specialty financial services company, providing purchasing services for life settlements to our client base.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 132,000 purchaser transactions involving over 6,400 policies totaling over $2.9 billion in face value.  We believe our experience, infrastructure and intellectual capital provide us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the First Quarter of this year and last year:

	Three Months Ended May 31,
	2011	2010
Number of settlements	18	50
Face value of policies	$48,943,976	$148,727,599
Average revenue per settlement	$546,300	$624,623
Net revenues derived*	$3,684,392	$17,544,084

*      Net revenues derived are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended May 31, 2011 and 2010

We reported a net loss of $874,144 for the First Quarter of this year, compared to net income of $8,183,149 for the First Quarter of last year.  Our lower net income resulted primarily from a 68.5% decrease in revenues, a 79.0% decrease in revenues net of brokerage fees, a 32.5% increase in general and administrative expenses, an 83.2% decrease in impairment expense and a 255.6% increase in net premium advances.

The dramatic decrease in revenue was due to two factors.  First, we believe the life settlement market declined from approximately $8 billion in face value transactions in calendar 2009 to approximately $4 billion in calendar 2010 and the market has continued to perform at this lower level.  A second contributing factor was the publication of news articles criticizing our operations coupled with our disclosure of a pending SEC investigation, both of which occurred in the fourth quarter of fiscal 2011.  The articles and disclosure of the pending investigation resulted in a significant drop in the price of our common stock and were followed by civil suits based generally on alleged false disclosures or omissions.  These developments significantly impacted our operations.  Compared to the First Quarter of last year, we closed a lower number of settlements (18 from 50), lower aggregate face values ($48.9 million from $148.7 million) and lower total net revenues derived ($3.7 million from $17.5 million).  The relative stability in the average revenue per settlement (down slightly to $546,300 from $624,623) reflects the fact that our revenue decreases result generally from decreases in purchaser demand for life settlements and not in the availability of policies for life settlement transactions.

Revenues: Revenues decreased by $21,397,741, or 68.5%, from $31,231,136 in the First Quarter of last year to $9,833,395 in the First Quarter of this year.  Brokerage fees declined by $7,538,049, resulting in a 79.0% decrease in the net revenues derived.

It is difficult to discern the respective impacts of the general decline in the life settlement markets and the specific adverse developments affecting us.  The general decline in the market followed the 2008 financial crisis.  In reports issued in 2010 and 2011, the insurance research group, Conning & Co. (the “Conning reports”), estimated that the life settlement industry completed $11.8 billion in face value of transactions in 2008, but dropped to $7.6 billion in 2009 and $3.8 billion in 2010.  Demand for our services remained relatively strong during these periods, although weakened somewhat in the latter half of fiscal 2011.  Revenues for the First Quarter of last year reflect this demand.

The greater impact upon demand for our services appears to have come from the critical news articles and the uncertainty related to the SEC investigations.  These developments have especially hurt our licensee network and purchaser base.  Our business model is somewhat unique in the industry in that we are the only publicly held, life settlement company and the only prominent company with a broad, retail base.  We believe the publicity from the news articles affected our client base more acutely than the articles might have affected a company with an institutional-oriented base.  We believe the articles portrayed us in a false light, and we have worked with our licensees and clients to restore lost confidence and rebut the charges in the articles.  We expect that we can gradually repair our client base and restore demand, but anticipate that the declines from these events will continue to adversely affect our operating results in fiscal 2012.  Restoration of demand approaching levels we recorded in fiscal 2010 may not occur, however, until and unless we are able to resolve the SEC investigation favorably and the life settlement market strengthens.

Brokerage and Referral Fees: Brokerage and referral fees decreased 55.1% or $7,538,049 from $13,687,052 in the First Quarter of last year to $6,149,003 in the First Quarter of this year.  Brokerage and referral fees as a percentage of gross revenue increased from 43.8% in the First Quarter of last year to 62.5% in the First Quarter of this year.  In the First Quarter of this year, broker referrals accounted for 100% of the total face value of policies transacted, which is unchanged from the First Quarter of last year.  For the First Quarter of this year, six brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 87.3% of the total face value of completed transactions.  For the First Quarter of last year, two brokers accounted for more than 10% of the face value of all completed transactions, and constituted 40.0% of the total face value of completed transactions.

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

Expenses: Operating and administrative expenses increased by 9.2% or $431,355 from $4,686,549 in the First Quarter of last year to $5,117,904 in the First Quarter of this year.  The increase is primarily due to increased legal and professional expense.  Legal and professional expenses increased $1,360,732, from $686,839 in the First Quarter of last year to $2,047,571 in the First Quarter of this year, primarily as a result of the legal fees associated with the SEC investigation, the shareholder suits and the fees to audit fiscal years 2009 through 2011.  We paid no executive bonuses in the First Quarter of this year, while bonuses paid for the First Quarter of last year were $593,898.

Impairment of investments in policies in the First Quarter of this year was $260,829, vs. $1,553,038 in the First Quarter of last year.

During the First Quarter of this year and last year, we made premium advances of $1,237,817 and $427,684, respectively, and were reimbursed $1,072,082 and $253,314, respectively.  In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and, for business goodwill, we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  Net premium advance expense for the First Quarter of this year and last year was $620,042 and $174,370, respectively, primarily as a result of the increased number of policies exhausting escrow.  See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 22.

Total other income decreased from $269,380 in the First Quarter of last year to $142,646 in the First Quarter of this year, primarily due to lower interest income.  Cash holdings are significantly lower than a year ago.  There were  realized losses on sales of securities of $43,348 and $70,729 in the First Quarter of this year and last year, respectively.

Income Taxes: Income tax expense declined from $4,943,766 in in the First Quarter of this year to $(416,722) in the First Quarter of this year, due to a loss in the current year versus pretax income in the previous year.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of May 31, 2011 were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$237,014	$76,529	$140,756	$19,729	$-
Total obligations	$237,014	$76,529	$140,756	$19,729	$-

Liquidity and Capital Resources

Operating Activities: Net cash flows used by operating activities for the First Quarter of this year were $2,333,421.  Uses of cash flow resulted primarily from a net loss of $874,144, a lowering of net income taxes payable of $1,116,669 and a reduction of accounts payable of $870,971.  Net cash flows provided by operating activities for the First Quarter of last year were $14,192,961.  The cash flows from operating activities for last year resulted primarily from net income of $8,183,149, an increase in income taxes payable of $4,601,897 and impairment in investments in policies of $1,553,038.

Investing Activities: Net cash flow provided by investing activities was $774,783 during the First Quarter of this year.  This amount consists of $968,253 of proceeds from sales of securities and $234,774 proceeds from maturities of owned policies less $200,341 for purchases of owned policies, $190,782 for an additional investment in the life settlements trust and $37,108 for purchases of property and equipment.  In comparison, in the First Quarter of last year, we used $2,300,832 for investing activities, of which $5,247,440 was provided from proceeds from sales of securities and $148,537 was proceeds from the investment in the life settlement trust, minus $6,754,030 used for purchases of marketable securities, $898,323 for the purchase of policies, and $44,367 for purchases of property and equipment.

Financing Activities: For the First Quarter of this year and the First Quarter of last year, we used $3,733,115 and $3,714,793, respectively, to pay dividends.

Working Capital and Capital Availability: As of May 31, 2011, we had working capital of $23,204,811.  We believe our existing working capital and future cash flows from operating activities will allow us to meet our anticipated working capital needs.

Outlook

We anticipate that our revenues, cash flows and recurring expenses for the remaining fiscal quarters of fiscal 2012 will be consistent with those of the First Quarter of this year.  We believe that life settlements as an asset class are attractive alternatives for persons seeking to diversify investment portfolios and avoid economically sensitive investments.  Since the returns on life settlements are based on policy maturities, they are not correlated to traditional equity and debt markets and commodity investments.  We believe the life settlement market will rebound, which will help our operating results.

Our operating results are also impacted by the SEC investigation, which adversely affects our relationships within the licensee network and our purchaser base.  We believe our future results would be aided considerably if we were able to resolve the SEC investigation in a favorable manner.

Until we can realize improved operating results, we shall rely on our working capital position, which is strong, and we believe we have sufficient cash and cash equivalents to support our short and long-term operations.  We do not anticipate a need for future borrowings or stock sales.

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

Internal Control over Financial Reporting.  For the year ended February 28, 2011, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of reported material weaknesses.  To remediate these weaknesses, we have taken the following steps:

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

We have implemented these changes.  We believe that testing of our internal controls and review of our financial statements will determine that the enhanced controls are operating effectively.

Management is committed to a strong internal control environment and believes that, when fully implemented and tested, the measures described above will improve our internal control over financial reporting. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no developments during the current quarter for our legal proceedings that were not disclosed in our Annual Report on Form 10-K for the year ended February 28, 2011 (the “2011 Annual Report”).  For a full disclosure of legal proceedings, please reference our 2011 Annual Report.

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

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of any pending litigation.  Nevertheless, although litigation is subject to uncertainty, management believes, and we have been so advised by counsel handling the respective cases, that we have a number of valid legal defenses in all pending litigation to which we are a party, as well as valid bases for appeal of potential adverse rulings that may be rendered against us.  All such cases are, and will continue to be, vigorously defended, and, to the extent available, all valid counterclaims pursued.  Notwithstanding this fact, we may enter into settlement discussions in particular cases if we believe it is in the best interests of our shareholders to do so.

ITEM 1A.	RISK FACTORS:

See “Risk Factors” in our 2011 Annual Report for a detailed discussion of the risk factors affecting us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION:

None

ITEM 6.  EXHIBITS

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 25, 2011

Life Partners Holdings, Inc.

By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

By:	/s/ David M. Martin
David M. Martin
Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certification of CEO	32
31.2	Rule 13a-14(a) Certification of CFO	33
32	Section 1350 Certification	34