Form 10-Q
period 2011-08-31
LIFE PARTNERS HOLDINGS INC
filed 2011-11-28
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2011

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 0-7900

LIFE PARTNERS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Texas	74-2962475
(State of incorporation)	(I.R.S. Employer ID no.)

204 Woodhew Drive	76712
Waco, Texas	(Zip Code)
(Address of Principal Executive Offices)

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
(Do not check if a smaller reporting company)

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

In this Form 10-Q, we are restating our Consolidated Condensed Financial Statements for the three months and six months ended August 31, 2010 (the “Second Quarter of last year”).  Our Consolidated Condensed Financial Statements for three months and six months ended August 31, 2011 (the “Second Quarter of this year”) are not restated.  This Form 10-Q also revises “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Form 10-Q for the Second Quarter of last year, as it relates to such quarter.

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – August 31, 2011 (Unaudited) and February 28, 2011	4-5

	Consolidated Statements of Income - For the Three and Six Months Ended August 31, 2011 and 2010 (Unaudited)	6

	Consolidated Statements of Cash Flows - For the Six Months Ended August 31, 2011 and 2010 (Unaudited)	7

	Notes to Consolidated Condensed Financial Statements	8-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults upon Senior Securities	31

Item 4.	(Removed and Reserved)	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Exhibit Index		33

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2011 (Unaudited) AND FEBRUARY 28, 2011

ASSETS

	Aug. 31,	Feb. 28,
	2011	2011
CURRENT ASSETS:

Cash and cash equivalents	$18,756,886	$27,610,564
Certificates of deposit	100,762	100,737
Investment in securities	3,125,382	5,110,677
Accounts receivable – trade	541,834	404,363
Accounts receivable – other	33,357	163,097
Note receivable	581,096	581,096
Income tax receivable	459,227	-
Deferred income taxes	1,239,366	1,312,215
Prepaid expenses	960,671	96,663

Total current assets	25,798,581	35,379,412

PROPERTY AND EQUIPMENT:

Land and building	2,316,202	2,312,002
Proprietary software	545,663	517,646
Furniture, fixtures and equipment	1,488,480	1,536,416
Transportation equipment	9,800	9,800

Subtotal	4,360,145	4,375,864

Accumulated depreciation	(1,949,709)	(1,876,771)

Net property and equipment	2,410,436	2,499,093

OTHER ASSETS:
Premium advances, net of reserve of $3,532,782 and $3,229,194, respectively	7,196,914	6,504,201
Investments in policies	9,194,973	9,506,495
Investment in life settlements trust	6,392,975	6,202,193
Artifacts and other	834,700	834,700
Deferred income taxes	4,560,473	4,868,470
Total other assets	28,180,035	27,916,059

Total assets	$56,389,052	$65,794,564

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2011 (Unaudited) AND FEBRUARY 28, 2011

LIABILITIES AND SHAREHOLDERS' EQUITY

	Aug. 31,	Feb. 28,
	2011	2011
CURRENT LIABILITIES:

Accounts payable	$861,600	$2,165,467
Accrued liabilities	1,673,377	204,901
Dividends payable	3,736,819	3,736,330
Accrued settlement expense	419,292	281,471
Income taxes payable	-	613,505
Current deferred policy monitoring costs	415,028	415,028

Total current liabilities	7,106,116	7,416,702

Long-term portion of deferred policy monitoring costs	2,641,581	2,703,739
Income taxes payable	52,966	424,156

Total long-term liabilities	2,694,547	3,127,895
Total liabilities	9,800,663	10,544,597

SHAREHOLDERS' EQUITY:

Common stock, $.01 par value 18,750,000 shares authorized; 18,647,468 shares issued and outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	35,454,516	44,114,389
Accumulated comprehensive income, net of taxes	(91,617)	(89,912)
Less: treasury stock – 102,532 shares as of August 31 and February 28, 2011	(385,064)	(385,064)

Total shareholders' equity	46,588,389	55,249,967

Total liabilities and shareholders' equity	$56,389,052	$65,794,564

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)

	Three Months		Six Months
	Ended Aug. 31,		Ended Aug. 31,
		(Restated)		(Restated)
	2011	2010	2011	2010
REVENUES	$10,811,349	$33,157,423	$20,644,744	$64,388,559

BROKERAGE FEES	7,162,042	14,746,865	13,311,044	28,433,917

REVENUES, NET OF BROKERAGE FEES	3,649,307	18,410,558	7,333,700	35,954,642

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	3,482,034	2,871,744	7,309,830	5,761,562
Impairment of investments in policies	109,175	1,553,038	370,004	3,106,076
Premium advances, net	232,011	280,716	852,053	455,086
Settlement costs	270,400	369,183	613,374	369,183
Depreciation	64,701	71,438	130,965	140,761

Total operating and administrative expenses	4,158,321	5,146,119	9,276,226	9,832,668

INCOME (LOSS) FROM OPERATIONS	(509,014)	13,264,439	(1,942,526)	26,121,974

OTHER INCOME (EXPENSES):

Interest and other income	116,767	(7,953)	302,760	333,661
Interest expense	(5,694)	-	(5,694)	(1,505)
Realized loss on sales of securities	(7,599)	(76,805)	(50,947)	(147,534)

Total other income and expense	103,474	(84,758)	246,119	184,622

INCOME (LOSS) BEFORE INCOME TAXES	(405,540)	13,179,681	(1,696,407)	26,306,596

Total income taxes	(82,357)	4,927,588	(499,080)	9,871,354

NET (LOSS) INCOME	$(323,183)	$8,252,093	$(1,197,327)	$16,435,242

EARNINGS (LOSS):

Per share – Basic and Diluted	$(0.02)	$0.44	$(0.06)	$0.88

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	18,647,468	18,644,058	18,647,468	18,639,091

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(323,183)	$8,252,093	$(1,197,327)	$16,435,242
Unrealized (loss) gain on investment securities, net of taxes	(12,087)	54,870	(1,705)	(200,298)
COMPREHENSIVE (LOSS) INCOME	$(335,270)	$8,306,963	$(1,199,032)	$16,234,944

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)

	Six Months
	Ended Aug. 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,197,327)	$16,435,242
Adjustments to reconcile net income (loss) to operating activities:
Depreciation	130,965	140,761
Impairment of investments in policies	370,004	3,106,076
Loss on investment in life settlements trust	-	(64,105)
Increase in allowance for premium advances	303,588	250,249
Realized loss on sales of securities	50,947	147,534
Deferred income taxes	381,765	(346,960)
(Increase) decrease in operating assets:
Accounts receivable	(7,731)	1,053,921
Prepaid expenses	(864,008)	(13,404)
Premium advances	(996,301)	(1,024,250)
Increase (decrease) in operating liabilities:
Accounts payable	(1,303,867)	422,065
Accrued liabilities	1,468,476	(551,979)
Accrued settlement expense	137,821	(55,649)
Income taxes payable	(1,443,922)	1,403,312
Deferred policy monitoring costs	(62,158)	22,795
Net cash (used in) provided by operating activities	(3,031,748)	20,925,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(25)	(178)
Proceeds from sales of marketable securities	1,931,724	6,016,809
Purchases of marketable securities	-	(7,262,424)
Purchases of property and equipment	(42,308)	(83,788)
Investment in life settlements trust	(190,782)	-
Proceeds from investment in life settlements trust	-	148,537
Maturities of investment in policies	261,690	81,405
Purchase of policies for investment purposes	(320,172)	(1,859,931)
Net cash provided by (used in) investing activities	1,640,127	(2,959,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,462,057)	(7,443,710)
Net cash used in financing activities	(7,462,057)	(7,443,710)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,853,678)	10,522,328
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,610,564	19,868,728
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,756,886	$30,391,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,694	$1,505
Income taxes paid	$563,080	$8,815,000

See accompanying notes to Consolidated Condensed Financial Statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

August 31, 2011

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

(2) RESTATEMENT

The accompanying restated Consolidated Condensed Financial Statements reflect adjustments made to previously reported financial statements for the three months and six months ended August 31, 2010 (the “Second Quarter of last year”), and to the beginning balance sheet at February 28, 2010.  The restatements address timing issues related to revenue and related brokerage fees, impairment expense for investments in policies, deferred policy monitoring costs and the timing of state income taxes, the gain from the investment in the life settlement trust and executive bonus expense. The deferred income tax provision related to these adjustments was also restated.  The restatement increased reported earnings before income taxes by $0.6 million for the Second Quarter of last year, and by $1.8 million for the First Half of last year.

Revenue and Brokerage Fees.  The revenue and brokerage fees adjustments resulted from changing the date of revenue recognition from the date that purchasers commit to buy policies to the date that policy closings are funded.  This adjustment increased reported earnings before income taxes by $1.3 million for the Second Quarter of last year, and by $3.2 million for the First Half of last year.

Impairment Expense. We improved the method by which we calculate impairment on Investment in Policies.  Impaired value is based on estimates of life expectancy and the effect of those estimates on the cost of future premiums and the receipt of proceeds from policy maturities.  We increased the amount of actuarial data to improve our methodology for estimating life expectancy.  In general, life expectancies increased with the addition of more data.  This adjustment reduced reported earnings before income taxes by $1.5 million for the Second Quarter of last year, and by $3.1 million for the First Half of last year.

Deferred Policy Monitoring Costs.  We improved the method by which we calculate deferred policy monitoring costs.  Deferred policy monitoring costs is based on estimates of life expectancy and the effect of those estimates on the cost of monitoring policies over those life expectancies.  As we increased the amount of actuarial and historical data when estimating life expectancies, the life expectancies increased generally, which in turn increased our estimates of future monitoring costs.  The adjustment increased reported earnings before income taxes by $0.7 million for the Second Quarter of last year and by $1.4 million for the First Half of last year.

Executive Bonus Expense.  Before fiscal 2011, we recognized executive bonus expense when paid.  The restatement is only an issue of timing and increased reported earnings before income taxes by $0.3 million for the Second Quarter and for the First Half of last year.

Tax Adjustments.  The restatement includes the tax effects of the aforementioned adjustments by adjusting the deferred tax expense/benefit and deferred tax asset balance at the end of each fiscal period.

Balance Sheet Adjustments.  We have restated amounts within the balance sheet accounts to appropriately calculate and classify the proper balances in Accounts Receivable - Trade, Investments in Policies, Accounts Payable, Accrued Liabilities, Deferred Policy Monitoring Costs, State Income Taxes Payable, Deferred Income Tax Assets and Retained Earnings.

The following table shows the effect of the restatement on our previously issued financial statements as of and for the periods ended August 31, 2010:

	August 31, 2010
	As Reported	Restated
Balance Sheet:
Accounts receivable	$5,366,564	$385,813
Current deferred income taxes	185,612	1,974,167
Total current assets	45,518,657	42,136,729
Investments in policies	18,207,512	10,820,381
Long-term deferred income taxes	772,680	4,135,309
Total assets	78,636,216	71,229,786
Accounts payable	3,151,465	641,997
Accrued liabilities	871,966	871,966
Current deferred policy monitoring costs	998,994	415,028
Total current liabilities	9,204,603	8,087,909
Long-term deferred policy monitoring costs	-	2,778,872
Total long-term liabilities	279,905	3,058,577
Total liabilities	9,484,308	11,146,486
Retained earnings	58,126,715	49,058,107
Total shareholders' equity	69,151,908	60,083,300
Total liabilities and shareholders' equity	$78,636,216	$71,229,786

Income Statement:
	Three Months Ended		Six Months Ended
	August 31, 2010		August 31, 2010
	As Reported	Restated	As Reported	Restated
Revenues	$30,323,872	$33,157,423	$57,040,160	$64,388,559
Brokerage fees	13,980,016	14,746,865	25,649,047	28,433,917
Revenue, net of brokerage fees	16,343,856	18,410,558	31,391,113	35,954,642
General and administrative expense	2,871,744	2,871,744	6,090,231	5,761,562
Impairment investments in policies	54,862	1,553,038	31,367	3,106,076
Total expenses	3,647,943	5,146,119	7,086,628	9,832,668
Income from operations	12,695,913	13,264,439	24,304,485	26,121,974
Earnings before income taxes	12,611,155	13,179,681	24,489,107	26,306,596
Income taxes	4,510,787	4,927,588	8,778,144	9,871,354
Net income	$8,100,368	$8,252,093	$15,710,963	$16,435,242
Earnings per share	$0.43	$0.44	$0.84	$0.88

Statement of Shareholders' Equity:
	Three Months Ended		Six Months Ended
	August 31, 2010		August 31, 2010
	As Reported	Restated	As Reported	Restated
Balance, Beginning	$64,725,876	$55,505,542	$59,849,656	$55,249,967
Net income	8,100,368	8,252,093	15,710,963	16,435,242
Balance, Ending	$69,151,908	$60,083,300	$69,151,908	$60,083,300

Cash Flow:
	Six Months Ended
	August 31, 2010
	As Reported	Restated
Net income	$15,710,963	$16,435,242
Impairment of investments in policies	54,862	3,106,076
Deferred income taxes	274,942	(346,960)
Accounts receivable	7,667,071	1,053,921
Accounts payable	(2,362,805)	422,065
Accrued liabilities	(223,311)	(551,979)
Income taxes payable	(274,191)	1,403,312
Deferred policy monitoring costs	758,044	22,795
Net cash flow provided by operating activities	$21,937,024	$20,925,608

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

Property and Equipment.  Our property and equipment are depreciated over their estimated useful lives using the straight-line method.  Depreciation expense for the six months ended August 31, 2011 and 2010 were $130,965 and $140,761, respectively.  The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other.  The artifacts and other assets are stated at cost.  We have evaluated these assets and believe there is no impairment in their value as of August 31, 2011 and February 28, 2011.

Impairment of Long-Lived Assets.  We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.  We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired.  During the six months ended August 31, 2011 and 2010, we recorded impairments of $370,004 and $3,106,076, respectively.

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

Concentrations of Credit Risk and Major Customers.  In the First Half of this year and last year, there was no compensation to any single licensee or broker organization that represented more than 10% of brokerage fees. For the Second Quarter of this year, three brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 52.3% of the total face value of completed transactions.  For the Second Quarter of last year, three brokers accounted for more than 10% of the face value of all completed transactions, and constituted 44.6% of the total face value of completed transactions.

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

(6) CERTIFICATES OF DEPOSIT

A certificate of deposit with an original maturity of greater than three months, but less than a year, is held in one banking institution.  The certificate of deposit was not in excess of the FDIC insurance limit at August 31, 2011 and February 28, 2011.

(7) INVESTMENTS IN SECURITIES

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Our securities investments consist of common stocks, municipal and corporate bonds, and commodity, index and foreign currency funds and are classified as available-for-sale securities.

The table below shows the cost and estimated fair value of the investment securities classified as available-for-sale as of August 31, 2011 and February 28, 2011:

		Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value

Municipal and corporate bonds	$2,958,694	$-	$(26,035)	$2,932,659
U.S. common stocks	150,216	-	(79,856)	70,360
Commodity and index funds	157,421	-	(35,058)	122,363
Total at Aug. 31, 2011	$3,266,331	$-	$(140,949)	$3,125,382
Municipal and corporate bonds	$4,569,850	$-	$(82,463)	$4,487,387
U.S. common stocks	521,731	-	(47,955)	473,776
Commodity and index funds	157,421	-	(7,907)	149,514
Total at Feb. 28, 2011	$5,249,002	$-	$(138,326)	$5,110,677

The unrealized loss at August 31 and February 28, 2011, is considered temporary in nature and the securities are recorded at fair value in Investment in Securities on the balance sheet, with the change in fair value during the current period included in equity through Other Comprehensive Income.

(8) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts reflecting non-interest bearing advances to facilitate a settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment.  The receivable amounts at August 31, 2011 and February 28, 2011, were $541,834 and $404,363, respectively.

(9) ACCOUNTS RECEIVABLE – OTHER

The amounts shown on the balance sheet at August 31, 2011, termed Accounts Receivable – Other, is composed of $18,410 due us from maturities of policies and loans of $14,947 to various employees for a total of $33,357. The amount for February 28, 2011 is composed of $150,350 due us from maturities of policies and loans of $12,747 to various employees for a total of $163,097.  We consider all receivables to be current and collectible.

(10) NOTE RECEIVABLE

The amounts shown on the balance sheet termed Note Receivable represent a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009.  The original due date was February 28, 2009.  This note is substantially collateralized and we instituted collection proceedings, which resulted in an agreed final judgment being entered against the debtor on April 7, 2010, for the full amount of the note plus accrued interest on that date, attorney’s fees, costs, all taxable costs of court and post judgment interest at the highest rate allowable by law.  Our counsel in this matter is seeking collection of this judgment and is investigating the available collateral to foreclose upon to satisfy the judgment.  The amount of interest we may be able to collect is not certain.  As a result, we stopped accruing interest income on this Note in the second quarter of fiscal 2011.  We believe we will collect the full amount, including accrued interest, in the near term.  The amount, including accrued interest, at August 31, 2011, and February 28, 2011, was $581,096.

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 28, 2011	$9,733,395
Advances	3,053,333
Reimbursements and adjustments	(2,057,032)
Total premium advance balance at August 31, 2011	10,729,696
Allowance for doubtful accounts	(3,532,782)
Net premium advance balance at August 31, 2011	$7,196,914

(12) INVESTMENTS IN POLICIES

From time to time, we purchase interests in policies to hold for investment purposes.  ASC 325-30, Investments in Insurance Contracts, provides that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums, statutory interest, and direct external costs, if any) to keep the policy in force are capitalized.  The Company has historically elected to use the investment method, and refer to the recorded amount as the carrying value of the policies.

The table below describes the Investments in Policies account at August 31, 2011.

Policies With Remaining Life
Expectancy	Number of Life	Carrying	Face
(in years)	Settlement Contracts	Value	Value
0-1	39	$57,723	$722,871
1-2	26	962,318	1,370,470
2-3	52	716,239	1,521,023
3-4	78	1,692,592	3,096,629
4-5	123	1,305,854	4,051,131
Thereafter	1,048	4,460,247	21,730,624
Total	1,366	$9,194,973	$32,492,748

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

We evaluate the carrying value of our investments in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return.  We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any.  Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value.  We recorded $370,004 and $3,106,076 of impairment for the First Half of this year and the First Half of last year, respectively.  The fair value of the impaired policies at August 31 and February 28, 2011, was $1,248,641 and $1,172,608, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of August 31, 2011, are as follows.

Year 1	$248,870
Year 2	586,901
Year 3	721,564
Year 4	869,568
Year 5	863,689
Thereafter	11,747,331
Total estimated premiums	$15,037,113

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

(13) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements.  As of August 31, 2011 and February 28, 2011, we owned 19.9% of the trust, carried at $6,392,975 and $6,202,193, respectively, accounted for on the equity method of accounting.  At August 31, 2011, the Trust owned a portfolio of 266 life insurance settlements with a face value of $689 million, of which LPI supplied settlements with a face value of approximately $278 million.  We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets.    We have considered any potential impairment to the investment and believe no impairment to the investment value is warranted.

(14) INCOME TAXES

Total income tax expense was allocated for the First Half of this year and last year is as follows:

	2011	2010
Income tax (benefit) expense from continuing operations	$(499,080)	$9,871,354

Income tax expense was made up of the following components:

	Six Months Ended August 31,
	2011	2010
Current income taxes	$(880,845)	$10,218,314
Deferred tax expense (benefit)	381,765	(346,960)
Total income tax expense	$(499,080)	$9,871,354

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the six months ended August 31, 2011 and 2010, as a result of the following:

	Six Months Ended August 31,
	2011	2010
United States statutory rate	35.0%	35.0%
State income taxes	(2.0)%	1.6%
Permanent differences	(3.6)%	0.9%
Combined effective tax rate	29.4%	37.5%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Aug. 31, 2011	Feb. 28, 2011
Deferred tax assets:
Impairment of investment in policies	$3,866,855	$3,737,353
Premium advances allowance	1,236,474	1,130,218
Deferred policy monitoring costs	1,134,407	1,112,651
Unrealized revenues and brokerage fees	499,358	998,716
Investment in securities	611,298	611,298
Contingency costs	146,752	98,514
Unrealized loss on marketable securities	49,332	48,414
Compensated absences	35,919	40,095
State taxes	18,538	148,455
	7,598,933	7,925,714
Valuation allowance	(582,587)	(582,587)
Net deferred tax assets	7,016,346	7,343,127

Deferred tax liabilities:
Settlement costs	(945,259)	(945,259)
Depreciation	(161,657)	(185,905)
Prepaid expenses	(96,250)	(17,938)
Loss in investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(1,216,506)	(1,162,442)
Total deferred tax asset, net	$5,799,840	$6,180,685

Summary of deferred tax assets:
Current	$1,239,367	$1,312,215
Non-current	4,560,473	4,868,470
Total deferred tax asset, net	$5,799,840	$6,180,685

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

At February 28, 2010, we determined that it is more likely than not that we will be assessed additional Texas Margin Tax for non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin Tax taxable basis.  The amount accrued for this uncertain tax position at August 31, 2011 and February 28, 2011, was $123,374.

A reconciliation of the beginning and ending amount of unrecognized tax expense for the current period is as follows.

Balance at February 28, 2011	$123,374
Reductions based on tax positions related to the current period	-
Balance at August 31, 2011	$123,374

(15) COMPREHENSIVE INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive (loss) income for Second Quarter of this year and last year was $(326,270) and $8,306,963, respectively.  Comprehensive (loss) income for the First Half of this year and last year was $(1,199,032) and $16,234,944, respectively,  Basic and diluted earnings per share for comprehensive income for the Second Quarter of this year and last year was $(0.02) and $0.44, respectively.  Basic and diluted earnings per share for the First Half of this year and last year was $(0.06) and $0.88, respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the six month periods ended August 31, 2010 and August 31, 2011:

Date Declared	Date Paid	Dividend Amount
04/26/10	06/15/10	$0.20
08/06/10	09/15/10	$0.20
05/04/11	06/15/11	$0.20
08/11/11	09/15/11	$0.20

We had no share based awards that were granted, modified or outstanding for the First Half of this year or last year, and as a result, we had no share based compensation expense in any quarter.

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

Following is a table of Investment in Securities measured at fair value on a recurring basis as of August 31, 2011 and February 28, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Municipal and corporate bonds	$2,932,659	-	-	$2,932,659
US common stocks	70,360	-	-	70,360
Commodity and index funds	122,363	-	-	122,363
Total at Aug. 31, 2011	$3,125,382	-	-	$3,125,382
Municipal and corporate bonds	$4,487,387	-	-	$4,487,387
U.S. common stocks	473,776	-	-	473,776
Commodity, index and foreign currency funds	149,514	-	-	149,514
Total at Feb. 28, 2011	$5,110,677	-	-	$5,110,677

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

The carrying value of our investments in policies totaled $9,194,973, which includes $957,756 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $4,738,224.  Fair value of the investment in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio.  The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates.  The investment in policies is discussed more fully in Note 12.  The roll forward of the fair value of the investment is as follows:

Fair Value at February 28, 2011	$4,681,176
Purchases of Policies	42,256
Maturity of Policies	-
Change in Unrealized Gains	$14,792
Fair Value at August 31, 2011	$4,738,224

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

(17) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which LPI arranged the settlement with purchasers.  Most of these denials are related to unforeseeable reductions in face value.  Face value of the policies in question total $541,665 and our estimated liability is recorded in accrued liabilities at August 31, 2011.  During the six months ended August 31, 2011, we accrued an additional $356,120 for future claims that might arise in relation to these policies and paid $19,546 of settlements, which had been accrued in the current and previous periods.

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

(18) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements.  The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  The contribution expense for our matching contributions to the 401(k) plan for the six months ended August 31, 2011 and 2010 was $41,666 and $93,757, respectively.

(19) RELATED PARTY TRANSACTION

We currently operate under an agreement with ESP Communications, Inc. (“ESP”), which is owned by the spouse of our Chief Executive Officer.  Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims.  Either party may cancel the agreement with a 30-day written notice.  We currently pay ESP $7,500 on a semi-monthly basis for its services.  We recorded management services expense concerning this agreement with ESP of $90,000 in each of the six months ended August 31, 2011 and 2010.

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F).  We believe the reimbursed cost is well below the fair rental value for such use.  In the six months ended August 31, 2011 and 2010, we reimbursed costs of $90,645 and $89,252, respectively, for such use.  We also periodically use a boat owned by our Chairman and CEO, and reimburse him for the direct costs of our use.  We believe the reimbursed cost is well below the fair rental value for such use.  In the six months ended August 31, 2011 and 2010, we reimbursed costs of $127,542 and $75,355, respectively, for such use.

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

We follow the guidance contained in ASC 325-30, Investments in Insurance Contracts, to account for our investments in life settlement contracts.  ASC 325-30 states that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is made on an instrument-by instrument basis and is irrevocable.  Under the investment method, a purchaser recognizes the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are capitalized.  Under the fair value method, a purchaser recognizes the initial investment at the purchase price.  In subsequent periods, the purchaser re-measures the investment at fair value in its entirety at each reporting period and recognizes changes in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We elected to value our investments in life settlement contracts using the investment method.  As of August 31, 2011 and February 28, 2011, our investments in life settlements held for our own account were carried at $9,194,973 and $9,506,495, respectively.

We review the carrying value of our investments in policies for impairment whenever events and circumstances indicate that we might not recover the carrying value of the policies from future maturities.  In cases where undiscounted expected proceeds from future maturities are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value (including expected future costs to maintain the policies) exceeds the expected proceeds.  Based on this assessment, we recorded impairment costs for investments in policies of $370,004 and $3,106,076 during the First Half of this year and last year, respectively.

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

We review the carrying value of our property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the six months ended August 31, 2011 or 2010.

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

We are a specialty financial services company, providing purchasing services for life settlements to our client base.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 133,000 purchaser transactions involving over 6,400 policies totaling over $2.9 billion in face value.  We believe our experience, infrastructure and intellectual capital provide us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the three and six months ended August 31, 2011 and 2010:

	Three Months Ended Aug. 31,		Six Months Ended Aug. 31,
	2011	2010	2011	2010
Number of settlements	16	49	34	99
Face value of policies	$63,100,000	$157,756,904	$112,043,976	$306,484,503
Avg. revenue per settlement	$675,709	$676,682	$607,198	$650,389
Net revenues derived*	$3,649,307	$18,410,558	$7,333,700	$35,954,642

*      Net revenues derived are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended August 31, 2011 and 2010

We reported a net loss of $323,183 for the three months ended August 31, 2011 (the “Second Quarter of this year”), compared to net income of $8,252,093 for the three months ended August 31, 2010 (the “Second Quarter of last year”).  Our lower net income resulted primarily from a 67.4% decrease in revenues, an 80.2% decrease in revenues net of brokerage fees, and a 19.2% decrease in total operating and administrative expenses.  The number of life settlement transactions we brokered decreased from 49 to 16, while the average revenue per settlement increased by 0.1%, from $676,682 in the Second Quarter of last year to $675,709 in the Second Quarter of this year, furthering a trend of fewer transactions and a higher face value per settlement.

The dramatic decrease in revenue was due to two factors.  First, we believe the life settlement market declined from approximately $8 billion in face value transactions in calendar 2009 to approximately $4 billion in calendar 2010 and the market has continued to perform at this lower level.  A second contributing factor was the publication of news articles criticizing our operations coupled with our disclosure of a pending SEC investigation, both of which occurred in the fourth quarter of fiscal 2011.  The articles and disclosure of the pending investigation resulted in a significant drop in the price of our common stock and were followed by civil suits based generally on alleged false disclosures or omissions.  These developments significantly impacted our operations.  Compared to the Second Quarter of last year, we closed a lower number of settlements (16 from 49), lower aggregate face values ($63.1 million from $157.8 million) and lower total net revenues derived ($3.6 million from $18.4 million).  The stability in the average revenue per settlement reflects the fact that our revenue decreases result generally from decreases in purchaser demand for life settlements and not in the availability of policies for life settlement transactions.

Revenues: Revenue decreased by $22,346,074, or 67.4%, from $33,157,423 in the Second Quarter of last year to $10,811,349 in the Second Quarter of this year.  Brokerage fees declined by $7,584,823, resulting in an 80.2% decrease in the net revenues derived.

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

Brokerage and Referral Fees: Brokerage and referral fees decreased 51.4% or $7,584,823 from $14,746,865 in the Second Quarter of last year to $7,162,042 in the Second Quarter of this year.  Brokerage and referral fees as a percentage of gross revenue increased from 44.5% in the Second Quarter of last year to 66.3% in the Second Quarter of this year.  We paid a $600,000 termination fee to our former escrow services provider when we transitioned to a new provider.  In the Second Quarter of this year, broker referrals accounted for 100% of the total face value of policies transacted, which is unchanged from the Second Quarter of last year.  For the Second Quarter of this year, three brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 52.3% of the total face value of completed transactions.  For the Second Quarter of last year, three brokers accounted for more than 10% of the face value of all completed transactions, and constituted 44.6% of the total face value of completed transactions.

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

Expenses: Operating and administrative expenses decreased by 19.2% or $987,797 from $5,146,119 in the Second Quarter of last year to $4,158,321 in the Second Quarter of this year.  The decrease is primarily due to decreased impairment and bonuses less an increase in legal and professional fees.  Bonuses were $4,538 and $963,041 in the Second Quarter of this year and last year, respectively.  No executive bonuses were paid this year.  Legal and professional fees were $1,732,960 and $82,390 in the Second Quarter of this year and last year, respectively.  Legal and professional fees are a result of the legal fees associated with the SEC investigation, the shareholder suits and the fees to audit fiscal years 2009 through 2011.

Impairment of investments in policies in the Second Quarter of this year was $109,175, vs. $1,553,038 in the Second Quarter of last year.

During the Second Quarter of this year and last year, we made premium advances of $1,815,516 and $821,143, respectively, and were reimbursed $1,123,727 and $471,761, respectively.  In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  Net premium advance expense for the Second Quarter of this year and last year was $232,011 and $280,716, respectively, primarily as a result of the increased number of policies exhausting escrow.  See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 22.

Total other income increased from $(84,758) in the Second Quarter of last year to $103,474 in the Second Quarter of this year, primarily due to increased interest income.  There was a realized loss on sales of investment securities of $7,599 and $76,805 in the Second Quarter of this year and last year, respectively.

Income Taxes: Income tax declined from $4,927,588 in the Second Quarter of last year to  $(82,357) in the Second Quarter of this year, due to a loss in the current year versus pretax income in the previous year.

Comparison of the Six Months Ended August 31, 2011 and 2010

We reported a net loss of $1,197,327 for the six months ended August 31, 2011 (the “First Half of this year”), compared to net income of $16,435,242 for the six months ended August 31, 2010 (the “First Half of last year”).  Our lower net income resulted primarily from a 67.9% decrease in revenues, a 79.6% decrease in revenues net of brokerage fees, and a 5.7% decrease in total operating and administrative expenses.  The number of life settlement transactions we brokered decreased from 99 to 34, while the average revenue per settlement decreased 6.6% from $650,389 to $607,198.

The dramatic decrease in revenue was due to two factors.  First, we believe the life settlement market declined from approximately $8 billion in face value transactions in calendar 2009 to approximately $4 billion in calendar 2010 and the market has continued to perform at this lower level.  A second contributing factor was the publication of news articles criticizing our operations coupled with our disclosure of a pending SEC investigation, both of which occurred in the fourth quarter of fiscal 2011.  The articles and disclosure of the pending investigation resulted in a significant drop in the price of our common stock and were followed by civil suits based generally on alleged false disclosures or omissions.  These developments significantly impacted our operations.  Compared to the First Half of last year, we closed a lower number of settlements (34 from 99), lower aggregate face values ($112.0 million from $306.5 million) and lower total net revenues derived ($7.3 million from $36.0 million).  The increase in the average revenue per settlement reflects the fact that our revenue decreases result generally from decreases in purchaser demand for life settlements and not in the availability of policies for life settlement transactions.

Revenues: Revenues decreased by $43,743,815, or 67.9%, from $64,388,559 in the First Half of last year to $20,644,744 in the First Half of this year.  Brokerage fees declined by $15,122,873, resulting in a 79.62% decrease in the net revenues derived.

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

The greater impact upon demand for our services appears to have come from the critical new articles and the uncertainty related to the SEC investigations.  These developments have especially hurt our licensee network and purchaser base.  Our business model is somewhat unique in the industry in that we are the only publicly held, life settlement company and the only prominent company with a broad, retail base.  We believe the publicity from the news articles affected our client base more acutely than the articles might have affected a company with an institutional-oriented base.  We believe the articles portrayed us in a false light, and we have worked with our licensees and clients to restore lost confidence and rebut the charges in the articles.  We expect that we can gradually repair our client base and restore demand, but anticipate that the declines from these events will continue to adversely affect our operating results in fiscal 2012.  Restoration of demand approaching levels we recorded in fiscal 2010 may not occur, however, until and unless we are able to resolve the SEC investigation favorably and the life settlement market strengthens.

Brokerage and Referral Fees: Brokerage and referral fees decreased 53.2% or $15,122,873 from $28,433,917 in the First Half of last year to $13,311,044 in the First Half of this year.  Brokerage and referral fees as a percentage of gross revenue increased from 44.2% in the First Half of last year to 64.5% in the First Half of this year.  We paid a $600,000 termination fee to our former escrow services provider when we transitioned to a new provider in the Second Quarter.  In the First Half of this year, broker referrals accounted for 100% of the total face value of policies transacted, which is unchanged from the First Half of last year.  For the First Half of this year, three brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 39.6% of the total face value of completed transactions.  For the First Half of last year, three brokers accounted for more than 10% of the face value of all completed transactions, and constituted 46.4% of the total face value of completed transactions.

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

Expenses: Total operating and administrative expenses decreased by 5.7% or $556,442 from $9,832,668 in the First Half of last year to $9,276,226 in the First Half of this year.  The decrease is primarily due to decreased impairment and bonuses less an increase in legal and professional fees.  Bonuses were $10,862 and $1,320,275 in the First Half of this year and last year, respectively.  No executive bonuses were paid this year.  Legal and professional fees were $3,780,832 and $769,229 in the First Half  of this year and last year, respectively.  Legal and professional fees are a result of the legal fees associated with the SEC investigation, the shareholder suits and the fees to audit fiscal years 2009 through 2011.

Impairment of owned policies in the First Half of this year was $370,004, vs. $3,106,076 in the First Half of last year.

During the First Half of this year and last year, we made premium advances of $3,053,333 and $1,248,827, respectively, and were reimbursed $2,195,809 and $725,075, respectively.  In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  Net premium advance expense for the First Half of this year and last year was $852,053 and $455,086, respectively, primarily as a result of the increased number of policies exhausting escrow.  See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 22.

Total other income increased from $184,622 in the First Half of last year to $246,119 in the First Half of this year, primarily due to increased interest income.  There was a realized loss on sales of investment securities of $50,947 and $147,534 in the First Half of this year and the First Half of last year, respectively.

Income Taxes: Income tax expense declined from $9,871,354 in the First Half of last year to $(499,080) in the First Half of this year, due to a loss in the current year versus pretax earnings in the previous year.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of August 31, 2011 were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$217,882	$75,484	$126,973	$15,425	$-
Total obligations	$217,882	$75,484	$126,973	$15,425	$-

Liquidity and Capital Resources

Operating Activities: Net cash flows used by operating activities for the First Half of this year were $3,031,748.  Uses of cash flow resulted primarily from a net loss of $1,197,327, a reduction of accounts payable, to pay commissions, of $1,303,867, a reduction of net income taxes payable of $1,443,922, net premium advances of $996,301, and an increase in prepaid expenses of $864,008.  The primary source of cash flow was from an increase in accrued liabilities of $1,468,476.  Net cash flows provided by operating activities for the First Half of last year were $20,925,608.  The cash flows from operating activities for last year resulted primarily from net income of $16,435,242, impairment of investments in policies of $3,106,076, an increase in net income taxes payable of $1,403,312 and a decrease in accounts receivable of $1,053,921. The primary use of cash flow was premium advances of $1,024,250.

Investing Activities: Net cash flow provided by investing activities was $1,640,127 during the First Half of this year.  This amount consists of $1,931,724 of proceeds from sales of securities and $261,690 proceeds from maturities of owned policies, less $320,172 for purchases of owned policies, $190,782 for an additional investment in the life settlements trust and $42,308 for purchases of property and equipment.  In comparison, in the First Half of last year, net cash flow used by investing activities was $2,959,570.  This amounts consisted of $6,016,809 provided from proceeds of sales of investment securities, $148,537 proceeds from the investment in the life settlement trust and $81,405 from maturities of owned policies, minus $7,262,424 used for purchases of marketable securities, $1,859,931 for the purchase of policies, and $83,788 for purchases of property and equipment.

Financing Activities: For the First Half of this year and last year, we used $7,462,057 and $7,443,710, respectively, to pay dividends.

Working Capital and Capital Availability: As of August 31, 2011, we had working capital of $18,692,467.  We believe our existing working capital and future cash flows from operating activities will allow us to meet our anticipated working capital needs.

Outlook

We anticipate that our revenues, cash flows and recurring expenses for the remaining fiscal quarters of fiscal 2012 will be consistent with those of the First Half of this year.  We believe that life settlements as an asset class are attractive alternatives for persons seeking to diversify investment portfolios and avoid economically sensitive investments.  Since the returns on life settlements are based on policy maturities, they are not correlated to traditional equity and debt markets and commodity investments.  We believe the life settlement market will rebound, which will help our operating results.

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

ITEM 1A.	RISK FACTORS

See “Risk Factors” in our 2011 Annual Report for a detailed discussion of the risk factors affecting us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1           Rule 13a-14(a) Certification of CEO
31.2           Rule 13a-14(a) Certification of CFO
32              Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 28, 2011

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

By: /s/ David M. Martin
David M. Martin
Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certification of CEO	34

31.2	Rule 13a-14(a) Certification of CFO	35

32.1	Section 1350 Certification	36