Form 10-Q
period 2011-11-30
LIFE PARTNERS HOLDINGS INC
filed 2012-01-06
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: November 30, 2011

or

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

Shares of Common Stock, $.01 par value, outstanding as of November 30, 2011: 18,647,468 (18,750,000 issued less 102,532 treasury shares)

EXPLANATORY NOTE

In this Form 10-Q, we are restating our Consolidated Condensed Financial Statements for the three months and nine months ended November 30, 2010 (the “Third Quarter of last year” and the “First Nine Months of last year”).  Our Consolidated Condensed Financial Statements for three months and nine months ended November 30, 2011 (the “Third Quarter of this year” and the “First Nine Months of this year”) are not restated.  This Form 10-Q also revises “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Form 10-Q for the Third Quarter of last year, as it relates to such quarter.

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets – Nov. 30, 2011 (Unaudited) and February 28, 2011	4-5
	Consolidated Statements of Income - For the Three and Nine Months Ended November 30, 2011 and 2010 (Unaudited)	6
	Consolidated Statements of Cash Flows - For the Nine Months Ended November 30, 2011 and 2010 (Unaudited)	7
	Notes to Consolidated Condensed Financial Statements	8-21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults upon Senior Securities	32
Item 4.	(Removed and Reserved)	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

Signatures		33
Exhibit Index		34

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2011 (Unaudited) AND FEBRUARY 28, 2011

	Nov. 30, 2011	Feb. 28, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,288,749	$27,610,564
Certificates of deposit	100,772	100,737
Investment in securities	1,900,000	5,110,677
Accounts receivable – trade	143,864	404,363
Accounts receivable – other	33,512	163,097
Note receivable	581,096	581,096
Income tax receivable	1,569,097	-
Deferred income taxes	1,234,592	1,312,215
Prepaid expenses	396,203	96,663
Total current assets	22,247,885	35,379,412

PROPERTY AND EQUIPMENT:

Land and building	2,316,202	2,312,002
Proprietary software	545,663	517,646
Furniture, fixtures and equipment	1,477,808	1,536,416
Transportation equipment	9,800	9,800
Subtotal	4,349,473	4,375,864

Accumulated depreciation	(2,003,548)	(1,876,771)
Net property and equipment	2,345,925	2,499,093

OTHER ASSETS:
Premium advances, net of reserve of $3,631,320 and $3,229,194, respectively	7,225,851	6,504,201
Investments in policies	9,043,770	9,506,495
Investment in life settlements trust	6,349,773	6,202,193
Artifacts and other	834,700	834,700
Deferred income taxes	3,883,377	4,868,470
Total other assets	27,337,471	27,916,059
Total assets	$51,931,281	$65,794,564

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2011 (Unaudited) AND FEBRUARY 28, 2011

	Nov. 30, 2011	Feb. 28, 2011
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable	$2,142,603	$2,165,467
Accrued liabilities	796,709	204,901
Dividends payable	3,737,234	3,736,330
Accrued settlement expense	419,292	281,471
Income taxes payable	-	613,505
Current deferred policy monitoring costs	395,319	415,028

Total current liabilities	7,491,157	7,416,702

Long-term portion of deferred policy monitoring costs	2,506,391	2,703,739
Income taxes payable	66,068	424,156

Total long-term liabilities	2,572,459	3,127,895
Total liabilities	10,063,616	10,544,597

SHAREHOLDERS' EQUITY:

Common stock, $.01 par value 18,750,000 shares authorized; 18,647,468 shares issued	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	30,642,175	44,114,389
Accumulated comprehensive income, net of taxes	-	(89,912)
Less: treasury stock – 102,532 shares as of November 30, and February 28, 2011	(385,064)	(385,064)
Total shareholders' equity	41,867,665	55,249,967

Total liabilities and shareholders' equity	$51,931,281	$65,794,564

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
(Unaudited)

	Three Months Ended Nov. 30,		Nine Months Ended Nov. 30,
		(Restated)		(Restated)
	2011	2010	2011	2010
REVENUES	$6,666,795	$20,159,650	$27,311,539	$84,548,210
BROKERAGE FEES	4,161,233	9,659,733	17,472,277	38,093,650
REVENUES, NET OF BROKERAGE FEES	2,505,562	10,499,917	9,839,262	46,454,560
OPERATING AND ADMINISTRATIVE EXPENSES:

General and administrative	4,234,177	2,924,153	11,544,007	8,685,717
Impairment of investments in policies	129,173	1,553,038	499,177	4,659,114
Premium advances, net	236,138	208,435	1,088,191	663,521
Settlement costs	-	205,833	613,374	575,016
Depreciation	68,416	71,118	199,381	211,879

Total operating and administrative expenses	4,667,904	4,962,577	13,944,130	14,795,247
INCOME (LOSS) FROM OPERATIONS	(2,162,342)	5,537,340	(4,104,868)	31,659,313

OTHER INCOME (EXPENSES):

Interest and other income	820,951	241,636	1,123,712	575,297
Interest expense	-	-	(5,694)	(1,505)
Realized gain (loss) on sales of securities	(134,509)	267,448	(185,456)	119,914

Total other income and expense	686,442	509,084	932,562	693,706

INCOME (LOSS) BEFORE INCOME TAXES	(1,475,900)	6,046,424	(3,172,306)	32,353,019

Total income taxes	(393,052)	2,085,736	(892,131)	11,957,089

NET (LOSS) INCOME	$(1,082,848)	$3,960,688	$(2,280,175)	$20,395,930

EARNINGS (LOSS):
Per share – Basic and Diluted	$(0.05)	$0.21	$(0.12)	$1.09

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	18,647,468	18,644,058	18,647,468	18,640,735

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(1,082,848)	$3,960,688	$(2,280,175)	$20,395,930
Unrealized (loss) gain on investment securities, net of taxes	91,617	21,402	89,912	(178,896)
COMPREHENSIVE (LOSS) INCOME	$(991,231)	$3,982,090	$(2,190,263)	$20,217,034

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
(Unaudited)
	Nine Months Ended Nov. 30,
		(Restated)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,280,175)	$20,395,930
Adjustments to reconcile net income (loss) to operating activities:
Depreciation	199,381	211,879
Impairment of investments in policies	499,177	4,659,114
Gain on investment in life settlements trust	(22,531)	(104,272)
Increase in allowance for premium advances	402,126	170,719
Gain on sales of investments in policies	(691,489)	-
Realized loss (gain) on sales of investments in securities	185,456	(119,914)
Deferred income taxes	1,014,303	(426,707)
(Increase) decrease in operating assets:
Accounts receivable	390,084	630,552
Prepaid expenses	(299,540)	237,383
Premium advances	(1,123,777)	(1,520,617)
Increase (decrease) in operating liabilities:
Accounts payable	(22,864)	587,475
Accrued liabilities	591,808	(514,559)
Accrued settlement expense	137,821	(248,196)
Income taxes payable	(2,540,690)	(138,943)
Deferred policy monitoring costs	(217,057)	(39,255)
Net cash (used in) provided by operating activities	(3,777,967)	23,780,589
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(35)	(190)
Proceeds from sales of marketable securities	3,163,547	9,946,605
Purchases of marketable securities	-	(12,160,678)
Purchases of property and equipment	(46,213)	(98,906)
Investment in life settlements trust	(190,782)	-
Proceeds from investment in life settlements trust	65,733	311,367
Maturities of investment in policies	293,545	83,469
Proceeds from sales of investments in policies	906,225	-
Purchase of policies for investment purposes	(544,733)	(2,338,021)
Net cash provided by (used in) investing activities	3,647,287	(4,256,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(11,191,135)	(14,901,102)
Net cash used in financing activities	(11,191,135)	(14,901,102)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,321,815)	4,623,133

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,610,564	19,868,728

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,288,749	$24,491,861

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,694	$1,505
Income taxes paid	$634,865	$13,015,000

See accompanying notes to Consolidated Condensed Financial Statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

November 30, 2011

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

(2) RESTATEMENT

The accompanying Consolidated Condensed Financial Statements reflect adjustments made to previously reported consolidated condensed statements of income and cash flows for the three months and nine months ended November 30, 2010 (the “Third Quarter of last year”, and the “First Nine Months of last year”, respectively).  The restatements address timing issues related to revenue and related brokerage fees, impairment expense for investments in policies, deferred policy monitoring costs and the timing of state income taxes, the gain from the investment in the life settlement trust and executive bonus expense.  The deferred income tax provision related to these adjustments was also restated.  The restatement decreased reported earnings before income taxes by $5.1 million for the Third Quarter of last year, and by $3.3 million for the First Nine Months of last year.

Revenue and Brokerage Fees.  The revenue and brokerage fees adjustments resulted from changing the date of revenue recognition from the date that purchasers commit to buy policies to the date that policy closings are funded.  This adjustment decreased reported earnings before income taxes by $2.9 million for the Third Quarter of last year, and  increased reported earnings before income taxes by $3.1 million for the First Nine Months of last year.

Impairment Expense.  We improved the method by which we calculate impairment on Investment in Policies.  Impaired value is based on estimates of life expectancy and the effect of those estimates on the cost of future premiums and the receipt of proceeds from policy maturities.  We increased the amount of actuarial data to improve our methodology for estimating life expectancy.  In general, life expectancies increased with the addition of more data.  This adjustment reduced reported earnings before income taxes by $1.5 million for the Third Quarter of last year, and by $4.5 million for the First Nine Months of last year.

Deferred Policy Monitoring Costs.  We improved the method by which we calculate deferred policy monitoring costs.  Deferred policy monitoring costs is based on estimates of life expectancy and the effect of those estimates on the cost of monitoring policies over those life expectancies.  As we increased the amount of actuarial and historical data when estimating life expectancies, the life expectancies increased generally, which in turn increased our estimates of future monitoring costs.  The adjustment decreased reported earnings before income taxes by $0.7 million for the Third Quarter of last year and by $2.2 million for the First Nine Months of last year.

Executive Bonus Expense.  Before fiscal 2011, we recognized executive bonus expense when paid.  The restatement is only an issue of timing and increased reported earnings before income taxes by $0.3 million for the First Nine Months of last year.

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

The following table shows the effect of the restatement on our previously issued financial statements as of and for the periods ended November 30, 2010:

	November 30, 2010
	As Reported	Restated
Balance Sheet:
Accounts receivable	$11,893,089	$812,339
Current deferred income taxes	670,236	1,974,167
Total current assets	47,455,779	37,678,960
Investments in policies	18,603,572	9,743,369
Long-term deferred income taxes	370,808	4,203,531
Total assets	80,964,760	66,160,461
Accounts payable	5,743,050	807,406
Current deferred policy monitoring costs	954,728	415,028
Total current liabilities	11,797,278	6,451,476
Long-term deferred policy monitoring costs	-	2,716,822
Total long-term liabilities	385,201	3,102,023
Total liabilities	12,182,479	9,553,499
Retained earnings	57,735,687	45,560,368
Total shareholders’ equity	68,782,281	56,606,962
Total liabilities and shareholders’ equity	$80,964,760	$66,160,461

	Three Months Ended November 30, 2010		Nine Months Ended November 30, 2010
	As Reported	Restated	As Reported	Restated
Income Statement:
Revenues	$26,241,865	20,159,650	$83,282,026	$84,548,210
Brokerage fees	12,109,403	9,659,733	37,758,450	38,093,650
Revenue, net of brokerage fees	14,132,462	10,499,917	45,523,576	46,454,560
General and administrative expense	2,900,658	2,924,153	8,990,891	8,685,717
Impairment investments in policies	56,471	1,553,038	111,333	4,659,114
Total expenses	3,466,010	4,962,577	10,552,640	14,795,247
Income from operations	10,666,452	5,537,340	34,970,936	31,659,313
Earnings before income taxes	11,175,536	6,046,424	35,664,642	32,353,019
Income taxes	4,108,138	2,085,736	12,886,281	11,957,089
Net income	$7,067,398	$3,960,688	$22,778,361	$20,395,930
Earnings per share	$0.38	$0.21	$1.22	$1.09

	Three Months Ended November 30, 2010		Nine Months Ended November 30, 2010
	As Reported	Restated	As Reported	Restated
Statement of Shareholders' Equity:
Balance, Beginning	$69,151,908	$60,083,300	$59,849,656	$50,056,768
Net income	7,067,398	3,960,688	22,778,361	20,395,930
Balance, Ending	$68,782,281	$56,606,962	$68,782,281	$56,606,962

	Nine Months Ended November 30, 2010
	As Reported	Restated
Cash Flow:
Net income	$22,778,361	$20,395,930
Impairment of investments in policies	111,333	4,659,114
Deferred income taxes	180,666	(426,707)
Accounts receivable	1,143,697	630,552
Accounts payable	228,779	587,475
Accrued liabilities	(185,890)	(514,559)
Income taxes payable	182,882	(138,943)
Deferred policy monitoring costs	713,778	(39,255)
Net cash flow provided by operating activities	$25,130,486	$23,780,589

The notes to these Consolidated Condensed Financial Statements have been restated, as applicable, to reflect the restatement adjustments shown above.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The accompanying Consolidated Condensed Financial Statements include the accounts of Life Partners and its wholly owned subsidiary, LPI.  All significant intercompany balances and transactions have been eliminated in consolidation.  The balance sheet for February 28, 2011, is derived from audited financial statements.  The Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period in the normal course of business.  Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

These Consolidated Condensed Financial Statements have been prepared without audit, pursuant to the rules and regulations of the SEC, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the financial statements and information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the most recent Annual Report on Form 10-K.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current year’s presentation.  Investment in securities is shown as a current asset as opposed to the prior period when it was classified as a long-term asset.  Certain investments in securities are also shown as an investment in securities on the Statements of Cash Flows, when previously it was included in cash.  State income tax expense is shown on the statements of income in all periods as deducted from pre-tax earnings to arrive at net income (loss).  Payments for state income taxes are now presented as a component of income taxes paid on the Statements of Cash Flows.  These reclassifications had no impact on our results of operation or financial condition.  It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim period have been made and that all adjustments are of a normal recurring nature.

Property and Equipment.  Our property and equipment are depreciated over their estimated useful lives using the straight-line method.  Depreciation expenses for the First Nine Months of this year and last year were $199,381 and $211,879, respectively.  The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other.  The artifacts and other assets are stated at cost.  We have evaluated these assets and believe there is no impairment in their value as of November 30, 2011, and February 28, 2011.

Impairment of Long-Lived Assets.  We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.  We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired.  During the First Nine Months of this year and last year, we recorded impairments of $499,177 and $4,659,114, respectively.

Revenue Recognition.  We recognize income at the time a settlement closes.  In fiscal 2011, we improved our methodology for estimating deferred revenue.  We now do a more comprehensive estimate, based on future monitoring costs, amortized over the anticipated life expectancy of the insureds.  This amount is shown as Deferred Policy Monitoring Costs within current and long-term liabilities on the Consolidated Balance Sheets.

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

Concentrations of Credit Risk and Major Customers.  In the First Nine Months of this year and last year, there was no compensation to any single licensee or broker organization that represented more than 10% of brokerage fees.  For the Third Quarter of this year, six brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 94.3% of the total face value of completed transactions.  For the First Nine Months of this year, two brokers, who each accounted for more than 10% of the face value of all completed transactions, constituted 25.4% of the total face value of completed transactions.  For the Third Quarter of last year, two brokers accounted for more than 10% of the face value of all completed transactions, and constituted 32.5% of the total face value of completed transactions.  For the First Nine Months of last year, two brokers, who each accounted for more than 10% of the face value of all completed transactions, constituted 31.4% of the total face value of completed transactions.

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

(6) CERTIFICATES OF DEPOSIT

A certificate of deposit with an original maturity of greater than three months, but less than a year, is held in one banking institution.  The certificate of deposit was not in excess of the FDIC insurance limit at November 30, 2011, and February 28, 2011.

(7) INVESTMENTS IN SECURITIES

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Our securities investments consist of common stocks, municipal and corporate bonds, and commodity, index and foreign currency funds and are classified as available-for-sale securities.

The table below shows the cost and estimated fair value of the investment securities classified as available-for-sale as of November 30, 2011, and February 28, 2011:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal and corporate bonds	$1,900,000	$-	$-	$1,900,000
Total at November 30, 2011	$1,900,000	$-	$-	$1,900,000
Municipal and corporate bonds	$4,569,850	$-	$(82,463)	$4,487,387
U.S. common stocks	521,731	-	(47,955)	473,776
Commodity and index funds	157,421	-	(7,907)	149,514
Total at February 28, 2011	$5,249,002	$-	$(138,325)	$5,110,677

The unrealized loss at February 28, 2011 was considered temporary in nature and the securities are recorded at fair value in Investment in Securities on the balance sheet, with the change in fair value during the current period included in equity through Other Comprehensive Income.

(8) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts reflecting non-interest bearing advances to facilitate a settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment.  The receivable amounts at November 30, 2011, and February 28, 2011, were $143,864 and $404,363, respectively.

(9) ACCOUNTS RECEIVABLE – OTHER

The amount shown on the balance sheet at November 30, 2011, termed Accounts Receivable – Other, is composed of $18,423 due us from maturities of policies and loans of $15,089 to various employees for a total of $33,512.  The amount for February 28, 2011, is composed of $150,350 due us from maturities of policies and loans of $12,747 to various employees for a total of $163,097.  We consider all receivables to be current and collectible.

(10) NOTE RECEIVABLE

The amounts shown on the balance sheet termed Note Receivable represent a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009.  The original due date was February 28, 2009.  This note is substantially collateralized and we instituted collection proceedings, which resulted in an agreed final judgment being entered against the debtor on April 7, 2010, for the full amount of the note plus accrued interest on that date, attorney’s fees, costs, all taxable costs of court and post judgment interest at the highest rate allowable by law.  Our counsel in this matter is seeking collection of this judgment and is investigating the available collateral to foreclose upon to satisfy the judgment.  The amount of interest we may be able to collect is not certain.  As a result, we stopped accruing interest income on this Note in the Second Quarter of fiscal 2011.  We believe we will collect the full amount, including accrued interest, in the near term.  The amount, including accrued interest, at November 30, 2011, and February 28, 2011, was $581,096.

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 28, 2011	$9,733,395
Advances	3,959,581
Reimbursements and adjustments	(2,835,805)
Total premium advance balance at November 30, 2011	10,857,171
Allowance for doubtful accounts	(3,631,320)
Net premium advance balance at November 30, 2011	$7,225,851

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

The table below describes the Investments in Policies account at November 30, 2011.

Policies With Remaining Life Expectancy (in years)	Number of Contracts	Carrying Value	Face Value
0-1	6	$26,753	$52,339
1-2	15	743,491	1,020,641
2-3	46	802,578	1,153,616
3-4	63	1,100,328	2,191,203
4-5	125	1,799,784	4,580,089
Thereafter	1,092	4,570,836	21,263,601
Total	1,347	$9,043,770	$30,261,489

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

We evaluate the carrying value of our investments in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return.  We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any.  Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value.  We recorded $499,177 and $4,659,114 of impairment for the First Nine Months of this year and the First Nine Months of last year, respectively.  The fair values of the impaired policies at November 30, 2011, and February 28, 2011, were $1,121,115 and $1,172,608, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of November 30, 2011, are as follows.

Year 1	$633,830
Year 2	666,510
Year 3	802,990
Year 4	757,924
Year 5	779,006
Thereafter	10,222,317
Total estimated premiums	$13,862,577

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

(13) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed Investment in Life Settlements Trust is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements.  As of November 30, 2011, and February 28, 2011, we owned 19.9% of the trust, carried at $6,349,773 and $6,202,193, respectively, accounted for on the equity method of accounting.  At November 30, 2011, the Trust owned a portfolio of 262 life insurance settlements with a face value of $683 million, of which LPI supplied settlements with a face value of approximately $278 million.  We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets.  We have considered any potential impairment to the investment and believe no impairment to our investment value is warranted.

(14) INCOME TAXES

Total income tax expense was allocated for the First Nine Months of this year and last year is as follows:

	2011	2010
Income tax (benefit) expense from continuing operations	$(892,131)	$11,957,089

Income tax expense was made up of the following components:

	Nine Months Ended Nov. 30,
	2011	2010
Current income taxes	$(1,906,434)	$12,383,796
Deferred tax expense (benefit)	1,014,303	(426,707)
Total income tax expense	$(892,131)	$11,957,089

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the nine months ended November 30, 2011, and 2010, as a result of the following:

	Nine Months Ended Nov. 30,
	2011	2010
United States statutory rate	35.0%	35.0%
State income taxes	(2.1)%	0.3%
Permanent differences	(4.8)%	1.7%
Combined effective tax rate	28.1%	37.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Nov. 30, 2011	Feb. 28, 2011
Deferred tax assets:
Impairment of investment in policies	$3,690,845	$3,737,353
Premium advances allowance	1,270,962	1,130,218
Deferred policy monitoring costs	968,161	1,112,651
Investment in securities	676,209	611,298
Contingency costs	146,752	98,514
Charitable contributions	127,549	-
Compensated absences	39,004	40,095
State taxes	23,124	148,455
Unrealized revenues and brokerage fees	-	998,716
Unrealized loss on marketable securities	-	48,414
	6,942,606	7,925,714
Valuation allowance	(647,947)	(582,587)
Net deferred tax assets	6,295,109	7,343,127

Deferred tax liabilities:
Settlement costs	(883,332)	(945,259)
Depreciation	(150,436)	(185,905)
Prepaid expenses	(70,000)	(17,938)
Unrealized revenues and brokerage fees	(60,032)	-
Loss in investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(1,177,140)	(1,162,442)
Total deferred tax asset, net	$5,117,969	$6,180,685

Summary of deferred tax assets:
Current	$1,234,592	$1,312,215
Non-current	3,883,377	4,868,470
Total deferred tax asset, net	$5,117,969	$6,180,685

In fiscal 2010, we recorded a valuation allowance of $611,298 for capital losses resulting from other-than-temporary impairments.  This amount represents capital losses that we were not able to deduct until we had corresponding capital gains to apply the losses against.  In fiscal 2011, we had capital gains of $82,031.  This reduced the valuation allowance to $582,587 at February 28, 2011.  In fiscal 2012, we incurred additional capital losses of $185,456 that we are not able to deduct until we have corresponding capital gains to apply the losses against.  This increased the valuation allowance to $647,947 at November 30, 2011.

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

At February 28, 2010, we determined that it is more likely than not that we will be assessed additional Texas Margin Tax for non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin Tax taxable basis.  The amount accrued for this uncertain tax position at November 30, 2011, and February 28, 2011, was $123,374.

A reconciliation of the beginning and ending amount of unrecognized tax expense for the current period is as follows.

Balance at February 28, 2011	$123,374
Reductions based on tax positions related to the current period	-
Balance at November 30, 2011	$123,374

(15)	COMPREHENSIVE INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive (loss) income for Third Quarter of this year and last year was $(991,231) and $3,982,090, respectively.  Comprehensive (loss) income for the First Nine Months of this year and last year was $(2,190,263) and $20,217,034, respectively,  Basic and diluted earnings (loss) per share for comprehensive income for the Third Quarter of this year and last year were $(0.05) and $0.21, respectively.  Basic and diluted earnings (loss) per share for comprehensive income (loss) for the First Nine Months of this year and last year were $(0.12) and $1.09, respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the First Nine Months of last year and this year:

Date Declared	Date Paid	Dividend Amount
04/26/10	06/15/10	$0.20
08/06/10	09/15/10	$0.20
09/03/10	10/29/10	$0.20
10/21/10	12/15/10	$0.20
05/04/11	06/15/11	$0.20
08/11/11	09/15/11	$0.20
11/23/11	12/15/11	$0.20

We had no share based awards that were granted, modified or outstanding for the First Nine Months of this year or last year, and as a result, we had no share based compensation expense in any quarter.

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

Following is a table of Investment in Securities measured at fair value on a recurring basis as of November 30, 2011, and February 28, 2011, using quoted prices in active markets for identical assets (Level 1).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Municipal and corporate bonds	$1,900,000	-	-	$1,900,000
Total at Nov. 30, 2011	$1,900,000	-	-	$1,900,000
Municipal and corporate bonds	$4,487,387	-	-	$4,487,387
U.S. common stocks	473,776	-	-	473,776
Commodity, index and foreign currency funds	149,514	-	-	149,514
Total at Feb. 28, 2011	$5,110,677	-	-	$5,110,677

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

The carrying value of our investments in policies at November 30, 2011, totaled $9,043,770, which includes $1,034,223 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $4,596,072.  Fair value of the investment in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio.  The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates.  The investment in policies is discussed more fully in Note 12.  The roll forward of the fair value of the investment is as follows:
Fair Value at February 28, 2011	$4,681,176
Purchases of Policies	39,777
Maturity of Policies	1,378
Sales of Policies	(125,636)
Change in Unrealized Gains	(623)
Fair Value at November 30, 2011	$4,596,072

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

(17) CONTINGENCIES

LPI is aware of certain instances wherein the insurance companies denied payment on policies in which LPI arranged the settlement with purchasers.  Most of these denials are related to unforeseeable reductions in face value.  Face value of the policies in question total $541,665 and our estimated liability is recorded in accrued liabilities at November 30, 2011.  During the First Nine Months of this year, we accrued an additional $356,120 for future claims that might arise in relation to these policies and paid $19,546 of settlements, which had been accrued in the current and previous periods.

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

(18) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements.  The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  The contribution expenses for our matching contributions to the 401(k) plan for the First Nine Months of this year and last year were $58,447 and $116,975, respectively.

(19) RELATED PARTY TRANSACTIONS

We currently operate under an agreement with ESP Communications, Inc. (“ESP”), which is owned by the spouse of our Chief Executive Officer.  Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims.  Either party may cancel the agreement with a 30-day written notice.  We currently pay ESP $7,500 on a semi-monthly basis for its services.  We recorded management services expense concerning this agreement with ESP of $135,000 in each of the First Nine Months of this year and last year.

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F).  We believe the reimbursed cost is well below the fair rental value for such use.  In the First Nine Months of this year and last year, we reimbursed costs of $301,604 and $143,786, respectively, for such use.  We also periodically use a motoryacht owned by our Chairman and CEO, and reimburse him for the direct costs of our use.  We believe the reimbursed cost is well below the fair rental value for such use.  In the First Nine Months of this year and last year, we reimbursed costs of $136,497 and $127,100, respectively, for such use.

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

We recognize income at the time the purchasers have made the obligation to make the purchase and policy closings are funded.  We defer revenue equal to the estimated costs to monitor policies into the future, and we amortize this deferred cost over the anticipated life expectancy of the insureds.

We sometimes make short-term advances to facilitate a life settlement transaction.  These amounts are included in “Accounts receivable – trade”, and are collected as the life settlement transactions close.  All amounts are considered collectible as we are repaid the advance before any of the other parties involved in the transaction receive funds.

We follow the guidance contained in ASC 325-30, Investments in Insurance Contracts, to account for our investments in life settlement contracts.  ASC 325-30 states that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is made on an instrument-by instrument basis and is irrevocable.  Under the investment method, a purchaser recognizes the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are capitalized.  Under the fair value method, a purchaser recognizes the initial investment at the purchase price.  In subsequent periods, the purchaser re-measures the investment at fair value in its entirety at each reporting period and recognizes changes in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We elected to value our investments in life settlement contracts using the investment method.  As of November 30, 2011, and February 28, 2011, our investments in life settlements held for our own account were carried at $9,043,770 and $9,506,495, respectively.

We review the carrying value of our investments in policies for impairment whenever events and circumstances indicate that we might not recover the carrying value of the policies from future maturities.  In cases where undiscounted expected proceeds from future maturities are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value (including expected future costs to maintain the policies) exceeds the expected proceeds.  Based on this assessment, we recorded impairment costs for investments in policies of $499,177 and $4,659,114 during the First Nine Months of this year and last year, respectively.

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

We review the carrying value of our property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there were no impairments during the First Nine Months of this year and last year.

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

We are a specialty financial services company, providing purchasing services for life settlements to our client base.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 136,000 purchaser transactions involving over 6,400 policies totaling over $3.0 billion in face value.  We believe our experience, infrastructure and intellectual capital provide us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the three and nine months ended November 30, 2011 and 2010:

	Three Months Ended Nov. 30,		Nine Months Ended Nov. 30,
	2011	2010	2011	2010
Number of settlements	10	37	44	136
Face value of policies	$35,000,000	$109,925,000	$147,044,000	$416,410,000
Avg. revenue per settlement	$666,680	$544,855	$620,717	$621,678
Net revenues derived*	$2,505,562	$10,499,917	$9,839,262	$46,454,560

*      Net revenues derived are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended November 30, 2011 and 2010

We reported a net loss of $1,082,848 for the three months ended November 30, 2011 (the “Third Quarter of this year”), compared to net income of $3,960,688 for the three months ended November 30, 2010 (the “Third Quarter of last year”).  Our lower net income resulted primarily from a 66.9% decrease in revenues, a 76.1% decrease in revenues net of brokerage fees, and a 6.0% decrease in total operating and administrative expenses.  The number of life settlement transactions we brokered decreased from 37 to 10, while the average revenue per settlement increased by 22.3%, from $544,855 in the Third Quarter of last year to $666,680 in the Third Quarter of this year, furthering a trend of fewer transactions and a higher face value per settlement.

The dramatic decrease in revenue was due to two factors.  First, we believe the life settlement market declined from approximately $8 billion in face value transactions in calendar 2009 to approximately $4 billion in calendar 2010 and the market has continued to perform at this lower level.  A second contributing factor was the publication of news articles criticizing our operations coupled with our disclosure of a pending SEC investigation, both of which occurred in the fourth quarter of fiscal 2011.  The articles and disclosure of the pending investigation resulted in a significant drop in the price of our common stock and were followed by civil suits based generally on alleged false disclosures or omissions.  These developments significantly impacted our operations.  Compared to the Third Quarter of last year, we closed a lower number of settlements (10 from 37), lower aggregate face values ($35.0 million from $109.9 million) and lower total net revenues derived ($2.5 million from $10.5 million).  The stability, and increase, in the average revenue per settlement reflects the fact that our revenue decreases result generally from decreases in purchaser demand for life settlements and not in the availability of policies for life settlement transactions.

Revenues: Revenue decreased by $13,492,855, or 66.9%, from $20,159,650 in the Third Quarter of last year to $6,666,795 in the Third Quarter of this year.  Brokerage fees declined by $5,498,500, resulting in a 76.1% decrease in the net revenues derived.

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

Brokerage and Referral Fees: Brokerage and referral fees decreased 56.9% or $5,498,500 from $9,659,733 in the Third Quarter of last year to $4,161,233 in the Third Quarter of this year.  Brokerage and referral fees as a percentage of gross revenue increased from 47.9% in the Third Quarter of last year to 62.4% in the Third Quarter of this year.  In the Third Quarter of this year, broker referrals accounted for 100% of the total face value of policies transacted, which is unchanged from the Third Quarter of last year.  For the Third Quarter of this year, six brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 94.3% of the total face value of completed transactions.  For the Third Quarter of last year, two brokers accounted for more than 10% of the face value of all completed transactions, and constituted 32.6% of the total face value of completed transactions.

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

Expenses: Operating and administrative expenses decreased by 5.9% or $294,673 from $4,962,577 in the Third Quarter of last year to $4,667,904 in the Third Quarter of this year.  The decrease is primarily due to decreased impairment and bonuses less an increase in legal and professional fees.  Bonuses were $2,607 and $561,799 in the Third Quarter of this year and last year, respectively.  No executive bonuses were paid this year.  Legal and professional fees were $2,204,217 and $365,147 in the Third Quarter of this year and last year, respectively.  Legal and professional fees are a result of the legal fees associated with the SEC investigation and the shareholder suits and the fees for auditing fiscal years 2009 through 2011.

Impairment of investments in policies in the Third Quarter of this year was $129,173 as compared to $1,553,038 in the Third Quarter of last year.

During the Third Quarter of this year and last year, we made premium advances of $754,427 and $1,001,356, respectively, and were reimbursed $639,996 and $345,929, respectively.  In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  Net premium advance expense for the Third Quarter of this year and last year was $236,138 and $208,435, respectively, primarily as a result of the increased number of policies exhausting escrow.  See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 22.

Total other income increased from $509,084 in the Third Quarter of last year to $686,442 in the Third Quarter of this year, primarily due to a gain on sales of investments in policies of $691,489.  There was a realized loss on sales of investment securities of $134,509 in the Third Quarter of this year and a realized gain on sales of investment securities of $267,448 in the Third Quarter of last year.

Income Taxes: Income tax declined from $2,085,736 in the Third Quarter of last year to $(393,052) in the Third Quarter of this year, due to a loss in the current year versus pretax income in the previous year.

Comparison of the Nine months Ended November 30, 2011 and 2010

We reported a net loss of $2,280,175 for the nine months ended November 30, 2011 (the “First Nine Months of this year”), compared to net income of $20,395,930 for the nine months ended November 30, 2010 (the “First Nine Months of last year”).  Our lower net income resulted primarily from a 67.7% decrease in revenues, a 78.8% decrease in revenues net of brokerage fees, and a 5.8% decrease in total operating and administrative expenses.  The number of life settlement transactions we brokered decreased from 136 to 44, while the average revenue per settlement was essentially unchanged; $621,678 last year and $620,717 this year.

The dramatic decrease in revenue was due to two factors.  First, we believe the life settlement market declined from approximately $8 billion in face value transactions in calendar 2009 to approximately $4 billion in calendar 2010 and the market has continued to perform at this lower level.  A second contributing factor was the publication of news articles criticizing our operations coupled with our disclosure of a pending SEC investigation, both of which occurred in the fourth quarter of fiscal 2011.  The articles and disclosure of the pending investigation resulted in a significant drop in the price of our common stock and were followed by civil suits based generally on alleged false disclosures or omissions.  These developments significantly impacted our operations.  Compared to the First Nine Months of last year, we closed a lower number of settlements (44 from 136), lower aggregate face values ($147.0 million from $416.4 million) and lower total net revenues derived ($9.8 million from $46.5 million).  No change in the average revenue per settlement reflects the fact that our revenue decreases result generally from decreases in purchaser demand for life settlements and not in the availability of policies for life settlement transactions.

Revenues: Revenues decreased by $57,236,671, or 67.7%, from $84,548,210 in the First Nine Months of last year to $27,311,539 in the First Nine Months of this year.  Brokerage fees declined by $20,621,373, resulting in a 78.8% decrease in the net revenues derived.

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

Brokerage and Referral Fees: Brokerage and referral fees decreased 54.1% or $20,621,373 from $38,093,650 in the First Nine Months of last year to $17,472,277 in the First Nine Months of this year.  Brokerage and referral fees as a percentage of gross revenue increased from 45.1% in the First Nine Months of last year to 64.0% in the First Nine Months of this year.  We paid a $600,000 termination fee to our former escrow services provider when we transitioned to a new provider in the quarter ended August 31, 2011.  In the First Nine Months of this year, broker referrals accounted for 100% of the total face value of policies transacted, which is unchanged from the First Nine Months of last year.  For the First Nine Months of this year, two brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 25.4% of the total face value of completed transactions.  For the First Nine Months of last year, two brokers accounted for more than 10% of the face value of all completed transactions, and constituted 31.4% of the total face value of completed transactions.

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

Expenses: Total operating and administrative expenses decreased by 5.8% or $851,117 from $14,795,247 in the First Nine Months of last year to $13,944,130 in the First Nine Months of this year.  The decrease is primarily due to decreased impairment and bonuses less an increase in legal and professional fees.  Bonuses were $13,468 and $1,905,569 in the First Nine Months of this year and last year, respectively.  No executive bonuses were paid this year.  Legal and professional fees were $5,984,748 and $1,134,376 in the First Nine Months of this year and last year, respectively.  Legal and professional fees are a result of the legal fees associated with the SEC investigation, the shareholder suits and the fees to audit fiscal years 2009 through 2011.

Impairment of owned policies in the First Nine Months of this year was $499,177, vs. $4,659,114 in the First Nine Months of last year.

During the First Nine Months of this year and last year, we made premium advances of $3,959,582 and $2,250,183, respectively, and were reimbursed $2,835,805 and $1,071,004, respectively.  In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  Net premium advance expense for the First Nine Months of this year and last year was $1,088,191 and $663,521, respectively, primarily as a result of the increased number of policies exhausting escrow.  See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 22.

Total other income increased from $693,706 in the First Nine Months of last year to $932,562 in the First Nine Months of this year, primarily due to a gain on sales of investments in policies of $691,489.  There was a realized loss on sales of investment securities of $185,456 in the First Nine Months of this year and a realized gain on sales of investment securities of $119,914 the First Nine Months of last year.

Income Taxes: Income tax expense declined from $11,957,089 in the First Nine Months of last year to $(892,131) in the First Nine Months of this year, due to a loss in the current year versus pretax earnings in the previous year.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of November 30, 2011 were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$198,749	$74,438	$113,189	$11,122	$-
Total obligations	$198,749	$74,438	$113,189	$11,122	$-

Liquidity and Capital Resources

Operating Activities: Net cash flows used by operating activities for the First Nine Months of this year were $3,777,967.  Uses of cash flow resulted primarily from a net loss of $2,280,175, a reduction of net income taxes payable of $2,540,690, net premium advances of $1,123,777 and the gain on sales of investments in policies of $691,489.  The primary sources of cash flow were from a decrease in deferred income taxes of $1,014,303, an increase in accrued liabilities of $591,808, impairment of investment in policies of $499,177, an increase in the premiums allowance account of $402,126, and a reduction of accounts receivable of $390,084.  Net cash flows provided by operating activities for the First Nine Months of last year were $23,780,589.  The cash flows from operating activities for last year resulted primarily from net income of $20,395,930, impairment of investments in policies of $4,659,114, a decrease in accounts receivable of $630,552 and an increase in accounts payable of $587,475. The primary use of cash flow was premium advances of $1,520,617.

Investing Activities: Net cash flow provided by investing activities was $3,647,287 during the First Nine Months of this year.  This amount consists of $3,163,547 of proceeds from sales of securities, $906,225 of proceeds from sales of investments in policies, $293,545 proceeds from maturities of investments in policies and $65,733 proceeds from the life settlement trust, less $544,733 for purchases of owned policies, $190,782 for an additional investment in the life settlements trust and $46,213 for purchases of property and equipment.  In comparison, in the First Nine Months of last year, net cash flow used by investing activities was $4,256,354.  This amounts consisted of $9,946,605 provided from proceeds of sales of investment securities, $311,367 proceeds from the investment in the life settlement trust and $83,469 from maturities of owned policies, minus $12,160,678 used for purchases of marketable securities, $2,338,021 for the purchase of policies, and $98,906 for purchases of property and equipment.

Financing Activities: For the First Nine Months of this year and last year, we used $11,191,135 and $14,901,102, respectively, to pay dividends.

Working Capital and Capital Availability: As of November 30, 2011, we had working capital of $14,601,025.  While we believe our existing working capital and future cash flows from operating activities will allow us to fund our short and long-term operations, our working capital decreased $13.2 million during the First Nine Months of this year due primarily to the payment of dividends and, to a lesser extent, operating losses.  Our cash and cash equivalents decreased from $27.6 million as of February 28, 2011, to $16.3 million as of November 30, 2011.  To fund our short and long-term operations at current levels, we may not be able to continue to pay dividends at the historical rate and may need to significantly reduce or eliminate dividends to conserve working capital until we can realize improved operating results.

Outlook

We anticipate that our revenues, cash flows and recurring expenses for the remaining quarter of fiscal 2012 will be consistent with those of the First Nine Months of this year.  We believe that life settlements as an asset class are attractive alternatives for persons seeking to diversify investment portfolios and avoid economically sensitive investments.  Since the returns on life settlements are based on policy maturities, they are not correlated to traditional equity and debt markets and commodity investments.  We believe the life settlement market will rebound, which will help our operating results.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 3, 2012, we and certain of our directors and officers were sued by the Securities and Exchange Commission (the “SEC”).  The suit alleges that we, our Chairman and CEO Brian Pardo, General Counsel Scott Peden, and Chief Financial Officer David Martin had knowledge of, but failed to disclose to our shareholders, the alleged underestimation of the life expectancies of settlors of viatical and life settlement policies.  The suit further claims that we prematurely recognized revenues from the sale of the settlements and that we understated the impairment of our investments in policies.  The suit also claims that Pardo and Peden sold shares while possessing inside information.  In addition, the suit alleges that the defendants misled our auditors about our revenue recognition policy.  The suit contains claims for violations of various federal securities statutes and regulations, including violations of the antifraud provisions of the Securities Act of 1933 and the Securities and Exchange Act of 1934, and seeks various forms of relief, including injunctive relief, disgorgement, and civil penalties.

We believe our internal data along with applicable industry trends and practices refute the claims about the underestimation of life expectancies and that our revenue recognition practices, which were addressed in our most recent Form 10-K, did not result in violations of the Federal securities laws.  No claims were asserted against our subsidiary, Life Partners, Inc., and the suit has no effect on any of Life Partners, Inc.’s life settlements or its life settlement clients.

While we plan to defend ourselves vigorously in this suit, and believe we have valid defenses to the suit, as with all litigation, the defense of such proceedings is subject to inherent uncertainties.  The costs of defense will depend upon numerous factors, many of which are as yet unknown and unascertainable due to the early stage of the suit.  Likewise, the outcome of any litigation is necessarily uncertain.  We may be forced to expend considerable funds in connection with attorneys’ fees, costs, and litigation-related expenses associated with the defense, and management’s time and attention will also be taxed during the pendency of the suit.

There have been no other developments during the current quarter for our legal proceedings that were not disclosed in our Annual Report on Form 10-K for the year ended February 28, 2011 (the “2011 Annual Report.  For a full disclosure of legal proceedings, please reference our 2011 Annual Report.

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

Date:    January 6, 2012

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal
executive officer)

By: /s/ David M. Martin
David M. Martin
Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certification of CEO	35
31.2	Rule 13a-14(a) Certification of CFO	36
32.1	Section 1350 Certification	37