Form 10-K
period 2012-02-29
LIFE PARTNERS HOLDINGS INC
filed 2012-05-11
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”)
For the fiscal year ended: February 29, 2012

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

Indicated by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 2011, was $62,913,139, based on the last reported sale price of $6.87 on that date on the NASDAQ Global Select Market.

Shares of Common Stock, $.01 par value, outstanding as of May 1, 2012: 18,647,468 (18,750,000 issued and outstanding less 102,532 treasury shares)

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

2012 Form 10-K Annual Report

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K for the fiscal year ended February 29, 2012 (“fiscal 2012”), concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the payment or nonpayment of dividends, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, the outcomes of the SEC suit and pending litigation, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Item 1. Business

Life Partners

General. Life Partners Holdings, Inc. (“we” or “Life Partners”) is a specialty financial services company and the parent company of Life Partners, Inc. (“LPI”). LPI is the oldest and one of the more active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements”. LPI facilitates the sale of life settlements between sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes.

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

We are a specialty financial services company, providing purchasing services for life settlements to our client base. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 138,000 purchaser transactions involving over 6,400 policies totaling over $3.0 billion in face value. We believe our experience, infrastructure and intellectual capital provide us a unique market position within the life settlement market.

As a purchasing agent, we identify, examine and purchase policies on behalf of our clients that match their buying parameters and return expectations. Because we are obliged to work within these parameters, we must make offers that are competitive from the seller’s point of view, but still fit within the buying parameters of our clients. We locate potential policy owners generally through a network of life settlement brokers. Brokers are typically compensated based on a percentage of the face value of the policy sold and this amount is negotiated between the policyholder and the broker. This compensation is paid upon the closing of a settlement. We have long-term relationships with many of the country’s life settlement brokers and, for those that we transact business with, believe that these brokers adhere to applicable regulatory requirements when conducting their business. Broker referrals accounted for 99% of our total business as measured by policy face value in each of fiscal 2010, 2011 and 2012. In fiscal 2012, two brokers made referrals whose policy face values represented over 10% of our total business. Referrals from these brokers accounted for 24.3% of our total business. In fiscal 2011, we had two brokers with 10% or more of our total business, and who accounted for 26.9% of our total business. In fiscal 2010, we had one broker with 10% or more of our total business and it accounted for 15% of our total business. With the continued downturn in the life settlement markets, and in our business specifically, we anticipate lower levels of broker competition and we may experience increases in our supply concentration risk.

We categorize our purchasers of life settlements as either institutional or retail. Institutional purchasers are typically investment funds designed to acquire and hold life settlements. We acted as the purchasing agent for an institutional fund, Life Assets Trust, S.A., a Luxembourg joint stock company formerly known as Life Fund I, L.P. (the “Trust”), which closed in fiscal 2010 with life settlements totaling $706 million in face value. We supplied settlements with a face value of approximately $278 million to the Trust. Those sales accounted for 1% of our total revenue in fiscal 2010. We are not presently acting as purchasing agent for the Trust or any other institutional funds. In addition to providing policies, we own a 19.9% interest in the Trust, which has distributed $985,885 to us from policy maturities through February 29, 2012.

We have pursued the sponsorship of life settlement funds ourselves and offered funds in fiscal 2010 on a private placement basis. We were unable to obtain sufficient subscriptions to close the funds and withdrew the placements. We have no funds under management. We pursued the sponsorship of funds believing that the funds would expand our retail efforts by affording purchasers an alternative to the current retail model in which purchasers acquire direct interests in policies. The fund structure might also aid market penetration by enabling us to sell in states that treat life settlement transactions as securities, which may limit or block our ability to sell in those states. For these reasons, we may pursue the sponsorship of life settlement funds in the future.

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

For the protection of the seller’s ownership interest and the purchaser’s monetary interest, all transactions are closed through Advance Trust & Life Escrow Services, L.T.A. (“Advance Trust”), a licensed Texas trust company, which serves as escrow agent. Advance Trust will close a purchase when it receives from each purchaser executed policy funding agreements and the acquisition price for a policy, verifies that the policy is in full force and effect and that no security interest has attached to the policy, and receives a transfer of policy ownership form acknowledged by the insurance company. Advance Trust then pays the seller the offer price (net of fees and costs). We send confirmation of the transaction to the purchaser as well as a copy of the assignment documents. Advance Trust succeeds the Dunnam & Dunnam, L.L.P. law firm, which previously served as escrow agent. Advance Trust is owned by members of the law firm.

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

Pricing the Life Settlement. A purchaser’s investment return from a life settlement depends on three factors: the difference between the policy face amount and purchaser’s cost basis (consisting of the acquisition cost and premiums paid to maintain the policy), the length of the holding period, and the demise of the insured. We price settlements based on a combination of the policy face amount, the anticipated life expectancy of an insured and policy maintenance costs. We do not estimate life expectancies in-house, but have relied on outside sources. For many years, a physician, Dr. Donald T. Cassidy, of Reno, Nevada, provided our life expectancy estimations. In fiscal 2012, we added 21st Services, LLC. Dr. Cassidy uses a deterministic methodology, in which he adjusts an insured’s standard life expectancy to account for the insured’s medical conditions, family health history, and lifestyle. During fiscal 2012, Dr. Cassidy reviewed approximately 122 policies per month or about 6 policies per business day, including updates on policies previously reviewed. We are also obtaining a second life expectancy estimate from 21st Services, LLC. 21st Services assigns a median life expectancy based on proprietary mortality tables that it adjusts to account for the insured’s medical conditions, family health history, and social/lifestyle factors. To establish the escrow account for future premiums, we use the longer of the two estimates. When pricing the settlement, we consider the policy face amount and the acquisition costs, including future premium and transaction costs. We then deduct the estimated maintenance costs and the transaction costs from the face amount and take a further discount as a hedge for the imprecise nature of the estimates. This hedge protects the investment return to some extent if an insured lives beyond his or her estimated life expectancy.

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

We believe that several factors mitigate the conflicts. We work to ensure the neutral pricing of policies, that is, to ensure that policies are priced according to the value and risk presented. If pricing is neutral, there is no financial reason for favoring one policy over another. One factor in policy pricing is assessing life expectancy, which is determined in our model by an outside practicing physician and leading industry provider. Once we have the life expectancy, we apply a pricing formula to determine the purchase price. Further, most sellers are represented by experienced brokers, who know the market for settlements. Another factor that reduces the impact of conflicts is that policies are typically sold in pieces rather than in whole. Thus, several purchasers participate side-by-side in a single policy, which diminishes the risk that one purchaser might be favored over another purchaser. The methods by which purchasers select policies also reduce the potential for conflicts. Retail purchasers choose the policies in which they wish to participate from the available policies posted on our website. Institutional purchasers will typically set the parameters of policies that they wish to acquire.

We also avoid conflicts since we rarely compete against our retail or institutional purchasers in acquiring policies. We purchased the bulk of the policies for our own account as part of settlement agreements or tertiary purchases, in which we acquired previously purchased policies because they were no longer suitable for the purchasers. These were not opportunities offered to our retail or institutional purchasers and thus we were not competing with our purchasers. In the combined fiscal years 2010, 2011 and 2012, we acquired 1,208 interests in policies for our own account, all but 17 of which were a part of a settlement or a tertiary purchase. In fiscal 2010, we also invested in one institutional fund, for which we served as a purchasing agent. The fund has completed its acquisitions of policies and is no longer purchasing. We supplied approximately 39% of the policies purchased by the fund, and its purchases from us were never more than 8% of our revenues in any one year. Our compensation from the fund was less than the compensation we typically earned on retail purchases.

The Life Settlement Market and Competition. Life settlements provide a secondary market for existing life insurance policies that the owner no longer needs or wants and that insure a person whose life expectancy can be reasonably estimated. From the early 2000s through 2007, the market for life settlements grew substantially from both the demand and the supply sides of the transaction with an increase in the average face amount of policies presented for sale. Following the 2008 and 2009 financial crisis, however, the face value of transactions has declined dramatically. In reports issued in 2011 and 2012, the insurance research group, Conning & Co. (the “Conning reports”), estimated that the life settlement industry completed $11.8 billion in face value of transactions in 2008, but dropped to $7.6 billion in 2009, $3.8 billion in 2010 and $3.8 billion in 2011. Based on our own research from other providers, publicly reported data and estimates based on historical data, we concur with Conning’s estimate that the total amount of face value of transactions completed by the life settlement industry in calendar 2011 shrunk to about $4 billion. The 2012 Conning report suggests the decrease in the life settlement market results from a lack of capital due to the lingering distress in the credit and investment markets following the 2008 and 2009 financial crisis, increases in life expectancies, and investor concern regarding liquidity. Conning forecasts that the life settlement market overall will remain flat or decline during calendar 2012 and will remain relatively flat beyond 2012. We concur with Conning’s predictions about the 2012 market and feel we cannot predict with any certainty what the life settlement market will be past 2012. Continuing instability within the economy could undermine investor confidence or reduce available investment capital and soften demand for all investments including alternative investments such as life settlements. Demand may also be adversely affected if interest rates on government issued debt and certificates of deposit increase substantially. However, the 2012 Conning report notes, and we agree that life settlements remain an attractive alternative investment because the asset class has a low correlation to fixed-income and equity securities and offers investors the potential to generate competitive returns. We believe that life settlements should be appealing as an asset class, especially given the low interest rate environment for fixed income investments and equity market volatility.

Weaker demand should not diminish the supply of attractive policies, primarily because policy holders desiring to monetize their policies have few viable alternatives. The attractiveness of a life settlement for insureds is in the value that they can realize from life settlements, which exceeds the cash surrender value that life insurance companies will pay and the avoided costs of letting policies lapse. We believe the growing awareness among policy owners and their financial professionals and advisors of the value to be realized from life settlements plus an aging population should produce an ample supply of attractive policies, especially policies with higher face values.

Due to shrinking demand for settlements, coupled with reduced access to capital, the insurance industry’s addition of pre-death cash benefits, law enforcement pressure on companies operating illegally, and increasing government regulation, we believe the number of active participants in the life settlement market has decreased to approximately 15 companies, which is down from 20 active participants in 2010. Market participation also appears to be more diffuse than in prior years. While precise industry and company-specific data are not readily available, we estimate that our largest industry competitor currently has approximately 16% of the total market share based on the estimated face value of 2011 calendar year transactions, which is down from a 24% market share in calendar year 2010. Another market participant appears to have had approximately 14% of the market in 2011, but with no discernible market participation in 2010 or 2009. We estimate our market share was approximately 5% in calendar 2011, which is down from an estimated 14% of market share in calendar 2010. In the remainder of the market, we estimate only one other competitor for whom we have reported information had approximately 10% of the total market share and all other market participants had less than 5% of the total market share for calendar 2011.

Most industry participants use significant amounts of borrowing to acquire policies and rely on a single or preferred institutional client model for purchasing. Of the larger industry participants, we are the only company that uses no leverage and relies on a broad retail purchasing model. This approach worked well for us as the credit markets tightened in our fiscal 2009 and 2010. Our fiscal 2011 started well, but in the fourth quarter of fiscal 2011, we announced that we were subject to an investigation by the Securities and Exchange Commission (the “SEC”) and a national news publication ran a series of articles that were critical of our operations. Following these events, we experienced a drop in our stock price and in purchaser demand through our licensee network. A number of private legal actions resulting from these events soon followed.

In the fourth quarter of fiscal 2012, the SEC filed an action against us and our officers, which is more completely described below in Item 3. Legal Proceedings. The uncertainty resulting from these legal developments hurt demand in our business during fiscal 2012. During fiscal 2012, we closed 62 transactions compared with 166 transactions in fiscal 2011, mostly due to lower purchaser interest. Despite this decrease in demand, we continued to be selective about policies presented to our clients. During fiscal 2012, an average of almost 300 policies per month were submitted to us for review. Of this number, we made offers on an average of 22 policies per month resulting in an average of five completed transactions per month. The supply of attractive policies is supported by our average face value per policy, which remained fairly stable in fiscal 2012 at $2.9 million versus $3.1 million for fiscal 2011 and $2.9 million for fiscal 2010. Average revenue per settlement declined from $611,923 in fiscal 2011 to $531,003 in fiscal 2012.

We have responded to licensee and client concerns by addressing issues in the articles and lawsuits through correspondence and meetings with licensees. We noted that both the articles and the claims by the SEC used a sampling period for life expectancies that related generally to viatical settlements with HIV insureds. With medical advances, some of these insureds have lived far beyond their original life expectancy. This development was not unique to us, but affected the industry generally. Due to these developments, we have not engaged in a material number of viatical settlements since 2008. We believe the sampling of viatical settlements does not reflect the accuracy of our estimates for life settlements. Nonetheless, some data indicates that the life settlement industry may have underestimated life expectancies. The possibility was raised in the 2011 Conning report and is perhaps indicated in AIG’s $185 million impairment on its life settlement portfolio, which it took in the second quarter of 2011 due to revised life expectancies. Since most of our business activity occurred in fiscal 2008 through 2010 and the average life expectancies for life settlements range from four years or more, we do not have a sufficient sample to assess the accuracy of our life expectancies under our current methodologies. We recognize and appreciate the need for accurate life expectancies and it is in our best interest to use the best estimates reasonably available. Because we risk adjust our settlement prices for the possibility of an exceeded life expectancy, we believe our settlements will provide reasonable investment returns even when a settlor lives beyond the life expectancy estimate.

In response to licensee concerns and market demand, we have modified our procedures to include two life expectancy opinions for each policy presented. In addition, we escrow premiums for the longer of the two life expectancy opinions. Advance Trust & Life Escrow Services, L.T.A., which is a licensed Texas trust company, has succeeded the Dunnam & Dunnam, L.L.P. law firm as the settlement escrow agent. We believe these responses and changes will encourage demand within our license network and purchaser base. But until we can satisfactorily resolve the SEC litigation, we believe that purchase demand will not recover and return to the levels we experienced in fiscal 2009 and 2010.

We continue to believe that our broad-based, retail-oriented purchasing model provides an attractive platform. Our experience within the industry, our licensee network, and a scalable infrastructure provide value to both policyholders and our clients. Nonetheless, competition within the life settlement market remains active, and we will continue to experience competition for attractive policies. This competition affects the prices we pay for policies, the amount of brokerage and referral fees we pay, and the prices we set for the purchase of policies. We believe the overall supply of life settlements will increase over the long-term as the population ages and more seniors become aware of their option to liquidate an unwanted policy through a life settlement. The primary market limitation will be softer demand, which is further affected in our case by the SEC litigation.

The following table shows the number of life settlement contracts (policies) we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived for our last three fiscal years:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Number of settlements (policies)	62	166	186
Face value of policies	$180,043,976	$515,109,503	$541,755,547
Average revenue per settlement	$531,003	$611,923	$584,906
Total net revenues derived (1)	$11,714,430	$55,130,665	$59,540,774

(1)	The revenues derived are exclusive of brokerage and referral fees.

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

Consumer Protection Licensing. The consumer protection-type regulations arose largely from the draft of model laws and regulations promulgated by the National Association of Insurance Commissioners (“NAIC”) and the National Conference of Insurance Legislators (“NCOIL”). While seven states and the District of Columbia have no regulation and four states regulate only viatical settlements, 39 states have now adopted some version of these model laws or another form of regulation governing life settlement companies in some way.  These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insureds and sellers, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive.  Some of these laws fix minimum payment levels that a purchaser must pay a selling insured based on the insured’s life expectancy.  The minimum payment requirements generally apply when the insured is terminally ill or has a short life expectancy (typically 36 to 42 months or less).  In our settlement transactions, we typically deal with policies having life expectancies of 48 months or longer and thus these requirements do not usually affect our settlement transactions.

Licensing. Many states require the licensing of life settlement brokers and providers, mandate disclosures to sellers or purchasers or both, require periodic reporting requirements, and set forth prohibited business practices. We are licensed as a viatical and life settlement company by the Texas Department of Insurance. Under the Texas requirements, we must file our transaction documents with the state for approval, make certain disclosures to insureds and sellers, offer a 15-day right of rescission to the seller, file certain annual reports with the state, and abstain from unfair business practices. Other states have their own licensing requirements in order to purchase policies from policy owners in those states and we must comply with those requirements as well. In addition to Texas, we are licensed to engage in life settlement transactions with policy owners residing in the following states: Arkansas, Connecticut, Illinois, Maryland, Minnesota, Mississippi, Nevada, New Jersey, North Carolina, Oklahoma, Pennsylvania, Tennessee and Virginia. We also purchase from policy owners in other states, which have available exemptions from licensing requirements. We are not presently licensed in California or New York, where the pendency of the SEC suit has adversely affected our licensing applications. Information about us is available through the Texas Department of Insurance or on its website at: https://apps.tdi.state.tx.us/pcci/pcci_show_profile.jsp?tdiNum=8967842.

Securities Regulations. There has been a growing trend to treat life settlements as securities under Federal or state securities laws. Under Federal securities laws, the Federal Circuit Court of Appeals for the District of Columbia ruled in 1996 that our settlement transactions are not investment contracts under the Federal securities laws. We have relied upon that decision and continue to rely on that decision with regard to the non-applicability of Federal securities laws to our transactions. Other Federal courts, considering other facts and parties, have ruled that life settlement transactions may be considered investment contracts, and the SEC issued a staff report in July 2010 indicating its desire to regulate life settlements as securities. To date, no legislative or administrative changes to existing Federal securities laws have been proposed to treat life settlements as securities, but such proposals are possible.

Most states treat life settlements as securities under statutes, regulations or case law. To comply with these state securities laws, we typically seek exceptions or registration exemptions that enable our settlement transactions in those states despite their treatment as securities.

The trend toward increased regulation of life settlements as securities could affect our business significantly. If the Federal securities laws were amended to cover life settlements, we could be required to register the settlements (likely as a securitized pool) and to form or associate with a registered broker-dealer. Registration of life settlements under the Federal securities laws would significantly disrupt our retail-based purchasing model. Until and unless the securities laws are amended, however, we continue to rely on the Court of Appeals decision holding that our settlement transactions are not securities under Federal law.

We believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry. As a practical matter, the widespread application of securities laws, without viable registration exemptions, would burden us and senior Americans attempting to sell their policies with little or no benefit to purchasers. Our purchasers represent themselves to be financially sophisticated, high net worth individuals or institutions, and they have considerably less need for the registration protocols of the securities laws. At this point, due to the Court of Appeals decision and the availability, in some instances, of exceptions and exemptions under state securities laws, the Federal and state securities laws have not limited our business model to a significant extent. But we cannot give assurance that our business would not be materially and adversely impacted by securities-based regulation.

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

Employees

As of February 29, 2012, we had 43 direct employees, none of whom is represented by a labor union. We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory. As of February 29, 2012, we also had 1,763 licensees, who have done business with us in the last five years. Licensees act as independent contractors and refer clients to us for the purchase of life settlements.

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

Our life settlement transaction volumes and the trading price of our stock have declined following adverse publicity about our business and the filing of an SEC enforcement action.

In the fourth quarter of fiscal 2011, we were hurt by news articles critical of our business and by the announcement of a pending SEC investigation. Several putative securities class actions and shareholder derivative claims were subsequently filed against us and certain officers and, in the fourth quarter of fiscal 2012, the SEC filed a civil enforcement action against us and certain officers. These developments adversely affected our licensee network and purchaser base. Our volume of life settlement transactions dropped, as did our profitability and stock price. The developments particularly affected our business in that we are the only publicly held, life settlement company and the only prominent company with a broad, retail base within the life settlement industry. We believe the adverse publicity affected our client base more acutely than the publicity might have affected a company with an institutional-oriented base.

Whether we can restore our transaction volumes will depend largely on our success in restoring trust and confidence within our licensee network and purchaser base and in resolving the SEC suit. We believe the news articles portrayed us in a false light, and we have worked with our licensees and clients to restore lost confidence and rebut the charges in the articles. Whether we can gradually repair our client base and return to the levels of activity we enjoyed in fiscal 2009 and 2010 will depend largely on whether the SEC suit can be resolved satisfactorily. If the SEC suit lingers or is not resolved satisfactorily, our business will continue to suffer.

The outcomes of the SEC enforcement action and the civil suits filed against us could hurt our business significantly.

The SEC has filed an enforcement action against us and our officers. In addition, there are pending putative securities and breach of fiduciary duty class actions and shareholder derivative claims related to our business and that of our operating subsidiary, LPI, which pose significant risks for our business.

In the SEC enforcement action, the SEC is seeking monetary and injunctive relief against us and three of our executive officers, Brian D. Pardo, R. Scott Peden and David Martin, for possible violations of Federal securities laws. These claims relate primarily to our knowledge of, and disclosures about, the accuracy of the estimates of the life expectancies of settlors and our disclosures regarding and the propriety of and disclosures relating to certain of our accounting policies and practices, including revenue recognition and the impairment of life settlements held by us for investment. We cannot predict what the outcome of the action may be.

The SEC investigation and the subsequent enforcement action has required considerable legal expense and management’s time and attention and has damaged our licensee network and purchaser base, which are crucial to our transaction volumes. Moreover, the enforcement proceeding could subject us or our management to injunctions, fines, and other penalties or sanctions, loss of key personnel, or other adverse consequences. Our executive management team is relatively small and their industry knowledge is unique and highly specialized. SEC sanctions against one or more of our executive officers would be highly damaging to us.

The pending putative private securities and breach of fiduciary duty class actions and shareholder derivative claims were filed following the announcement of the SEC investigation and a series of news articles critical of our business, which resulted in a drop in our stock price. The complaints fall generally into three categories. The first alleges that we and certain of our current and former officers violated disclosure regulations under the Federal securities laws. A second category is shareholder derivative claims alleging the directors’ breaches of fiduciary duties relating to false or omitted disclosures. A third category of complaints are life settlement purchaser claims alleging breach of fiduciary duties, breach of contract or both in the underestimation of life expectancies. While we believe we have complied with the Federal securities laws, have breached no duties, and will prevail if these claims are adjudicated, the legal defense costs are a significant expense to us. These kinds of actions are complex and often continue for years. The burden of continuing the legal defense will weigh on our business, impact results of operations and cash flows, and depress the price of our stock.

Our success depends on restoring trust within our referral networks.

We rely primarily upon brokers to refer potential sellers of policies to us and upon financial professionals, known as licensees, to refer retail purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with life settlement brokers, and they are free to do business with our competitors. Our network of licensees is much broader, but no less important. The announcements of the SEC investigation and subsequent enforcement action, other private litigation, and critical news articles have damaged our reputation within the industry and have hurt our business. Our licensee network was particularly hurt, which has reduced the supply of capital for the purchase of life settlements and our transaction volumes. Our ability to restore and sustain relationships with our licensees will depend upon our ability to rebut the adverse publicity, to restore trust in the relationships, to resolve the SEC litigation satisfactorily, to maintain reasonable settlement closing rates, to bring value to our retail clients, and to compensate the referring professional at reasonable levels.

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

The stagnant economy appears to be hampering the recovery of the life settlement market. If the life settlement market does not recover to prior levels, our business, financial condition and results of operations would be materially adversely affected.

A growing trend to treat life settlements as securities could disrupt our business model, which relies on our life settlement transactions not being securities.

Our business model relies on retail sales of policies to financially sophisticated, high net worth individuals. We generally do not treat these sales as securities transactions under Federal securities laws in reliance on a 1996 Federal District of Columbia Circuit case dealing specifically with our settlement transactions, which held that the settlement transactions were not securities under Federal law. Under state securities laws, we generally rely on various exceptions or registration exemptions that enable our settlement transactions in those states.

There has been a growing trend, however, to treat life settlements as securities under Federal or state securities laws. In July 2010, the SEC issued a staff report recommending that Congress adopt legislation regulating life settlements as securities. If the Federal securities laws were amended to cover life settlements and no exemption from registration were available, our retail-based purchasing model would be significantly disrupted. Our model could also be disrupted by the further application of state securities registration requirements, especially in those states in which we have significant purchaser demand.

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

If we underestimate the average life expectancies and price our transactions too high, our purchasers will realize smaller returns, demand may fall, and purchasers may invest their funds elsewhere. In addition, amounts escrowed for premiums may be insufficient to keep the policy in force, requiring purchasers to invest further proceeds to pay these additional premiums, which weakens demand for future settlements and hurts our goodwill with purchasers. If we overestimate the average life expectancies, the settlement prices we offer will fall below market levels, the policy supply will decrease, and sellers may engage in business with our competitors or pursue other alternatives. Our ability to accurately predict life expectancies and price accordingly is affected by a number of factors, including:

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

An important component of our pricing system is the life expectancy estimate. Rather than assessing life expectancy in-house, we have relied historically on an outside practicing physician, Dr. Donald T. Cassidy, of Reno, Nevada. We have recently implemented a practice of obtaining a second life expectancy estimate from a leading industry provider, 21st Services, LLC, in addition to Dr. Cassidy’s estimate. We believe a life expectancy estimate that accounts for individual circumstances is useful in arriving at a settlement price and is preferable to a probabilistic methodology that relies solely on actuarial and statistical data. While their methodologies and data sourcing vary somewhat, each of the analyses done by Dr. Cassidy or 21st Services adjusts the estimate from life expectancy tables to account for the insured’s medical conditions, family health history, and social/lifestyle factors. While we believe these adjustments will produce life expectancy estimates that are more appropriate for pricing individual policies, any methodology is merely an estimate of how long the insured will live based upon statistical probability, medical and actuarial data, and the interpretation of such data, and no one can predict with certainty when a particular insured will die. In using estimates, however, we are relying upon predictions that are inherently uncertain. If those estimates tended consistently to underestimate or overestimate life expectancies, our business could be adversely affected.

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

None.

Item 2. Properties

Our corporate offices are located at 204 Woodhew Drive in Waco, Texas. We own two buildings on adjacent lots at this location and our offices occupy both buildings, which together total 24,000 square feet. One building was built in 1985 and the other in 1986.

Item 3. Legal Proceedings

On January 3, 2012, we and certain of our directors and officers were sued by the SEC in the U.S. District Court for the Western District of Texas, Waco Division, in an action styled Securities and Exchange Commission v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden and David M. Martin, Civil Action No.: 6:12-CV-00002. The suit alleges that we, our Chairman and CEO Brian Pardo, General Counsel Scott Peden, and Chief Financial Officer David Martin had knowledge of, but failed to disclose to our shareholders, the alleged underestimation of the life expectancies of settlors of viatical and life settlement policies. The suit further claims that we prematurely recognized revenues from the sale of the settlements and that we understated the impairment of our investments in policies. The suit also claims that Pardo and Peden sold shares while possessing inside information, which was the alleged knowledge of the purported underestimation of life expectancies and the impact on our revenues from the purported underestimation. In addition, the suit alleges that the defendants misled our auditors about our revenue recognition policy. The suit contains claims for violations of various Federal securities statutes and regulations, including violations of the antifraud provisions of the Securities Act of 1933 and the Securities and Exchange Act of 1934, and rules under those acts, and seeks various forms of relief, including injunctive relief, disgorgement, and civil penalties.

We believe our internal data, along with applicable industry trends and practices, refute the claims about the underestimation of life expectancies and that our revenue recognition practices, which were addressed in our Form 10-K for the period ended February 28, 2011, did not result in violations of the Federal securities laws. We filed a motion to dismiss the action on February 29, 2012 which was denied on April 19, 2012. We filed our answer on May 4, 2012. No claims were asserted against our subsidiary, Life Partners, Inc., and the suit has no direct effect on any of Life Partners, Inc.’s life settlements or its life settlement clients.

In February and March of 2011, six putative securities class action complaints were filed in the U.S. District Court for the Western District of Texas, Waco Division. The first-filed of these is styled Gerald A. Taylor, Individually and On Behalf of All Others Similarly Situated v. Life Partners Holdings, Inc., Brian D. Pardo, Nina Piper, David M. Martin, and R. Scott Peden, Civil Action No.: 2:11-CV-0027-AM The case was transferred to the Del Rio Division of the Western District. On July 5, 2011, these actions were consolidated into the case styled Selma Stone, et al. v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and David M. Martin, Civil Action No. DR-11-CV-16-AM. The consolidated complaint was filed on August 15, 2011, asserting claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and for control person liability under Section 20(a). Following the filing of a motion to dismiss the consolidated complaint and response and reply briefing by both sides, and following the SEC’s filing of its complaint, on January 23, 2012, plaintiffs filed an unopposed motion for leave to amend complaint, which the district court granted on February 10, 2012. On February 10, 2012, plaintiffs filed their first amended complaint alleging the same claims that were asserted in the prior complaint. However, by the amended complaint, plaintiffs assert substantially similar, and at times identical, facts and allegations to those asserted by the SEC in its complaint. Plaintiffs seek damages and an award of costs on behalf of a class of shareholders who purchased or otherwise acquired our common stock between May 26, 2006, and June 17, 2011. On March 26, 2012, defendants filed their motion to dismiss the amended complaint, which is currently pending.

We, our directors, and certain present and former officers have also been named as defendants in a shareholder derivative suit, which is based generally on the same alleged facts as the putative class action suits. On or about February 19, 2011, our board of directors received a shareholder demand letter sent on behalf of Gregory Griswold. That demand letter claimed that we were damaged because our business practices “caused [us] to have inaccurate life expectancy rates.” The independent directors (Tad Ballantyne, Harold Rafuse and Fred Dewald) conducted a review and, on April 11, 2011, they determined that it was not in our best interests to pursue the claims raised in the demand letter. On June 1, 2011, Griswold filed, in the United States District Court for the Western District of Texas, Waco Division, a shareholder derivative complaint styled Gregory Griswold, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00145. On or about June 1, 2011, Paul Berger, another shareholder, sent a shareholder demand letter to us and the independent directors making similar claims. The independent directors retained independent counsel and commenced a review, pursuant to statute, of the claims raised in Berger’s demand letter not previously raised in Griswold’s demand. Without making a demand on us or the board, on June 9, 2011, Harriet Goldstein, a third shareholder, filed a second derivative complaint in the United States District Court for the Western District of Texas, Waco Division, styled Harriet Goldstein, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00158. The Goldstein and Griswold cases were transferred to the Del Rio Division of the Western District of Texas, and on July 19, 2011, by an agreed-upon motion of the parties, the two cases were consolidated in the Del Rio Division under Consolidated Case Number 2:11-CV-00043. On August 18, 2011, Griswold and another plaintiff, Steven Zackian, filed a consolidated and amended complaint asserting claims of breach of fiduciary duty, gross mismanagement, and unjust enrichment. This complaint dropped Goldstein as a plaintiff. The complaint alleges that the defendants breached their fiduciary duties to us (the company) through the use of excessive life expectancies and incorrect accounting practices, which in general tracked the allegations previously disclosed regarding the SEC’s Wells Notice and our prior auditors’ resignation, and alleges that these breaches were not properly disclosed resulting in violations of the Federal securities laws. The complaint also claimed that the defendants caused us to pay “abnormally large dividends” for the benefit of Brian Pardo; and the defendants subjected us to “adverse publicity” as well as lawsuits and regulatory investigations. The complaint also claims that Brian Pardo and Scott Peden had “used their knowledge of Life Partners’ material, non-public information to sell their personal holdings while [our] stock was artificially inflated,” and that the Audit Committee had failed to exercise proper oversight. On October 3, 2011, the independent directors filed a motion to dismiss certain of the claims covering the use of “unsupportable life expectancies”, and a motion to stay the remaining claims to allow time to complete a review as to whether it was in our best interests to pursue the remaining claims. That review construed the complaint and Berger’s demand letter as raising largely the same claims. On October 31, 2011, the independent directors completed their investigation and issued a confidential report, which contained their determination that it would not be in our best interests to pursue any of the claims set forth in the complaint or Berger’s demand letter since the claims are not well-founded and have little likelihood of success. On December 20, 2011, the independent directors filed an amended motion to dismiss all claims in the complaint, based on the findings of their investigation.  Plaintiffs are conducting limited discovery in response to the motion to dismiss. On January 31, 2012, Berger filed a complaint, also in the United States District Court for the Western District of Texas, Del Rio Division, substantially setting forth the allegations in his earlier demand letter.  Berger’s complaint named the same defendants as the Griswold and Zackian complaint, except it did not name Nina Piper.  On February 7, 2012, Griswold and Zackian moved to consolidate the Berger claims into their action; that motion is currently pending before the court.  On February 22, 2012, Griswold and Zackian stipulated to the dismissal of Nina Piper as a defendant in that action.

On March 7, 2011, a putative class action complaint was filed in the U.S. District Court for the Central District of California, Eastern Division, styled William and Mary Rice, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. ECDV 11-00390 VAP (OPx). On May 27, 2011, by agreement of the parties, the Rice case was transferred to the Northern District of Texas, Dallas Division. On April 4, 2011, a putative class action suit was filed in the U.S. District Court for the Northern District of California, San Jose Division, styled Frederick Vieira, et al. v. Life Partners, Inc., No. 5:11-CV-01630-PSG. On June 3, 2011, pursuant to agreement of the parties, the Vieira suit was also transferred to the Northern District of Texas, Dallas Division. Thereafter, several substantially similar putative class action suits were filed in the Northern District of Texas, Dallas Division, including Robert Yoskowitz, et. al. v. Life Partners, Inc., No. 3:11-CV-01152-N, Sean T. Turnbow and Masako H. Turnbow, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. 3:11-cv-01030-M, William Bell, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. 3:11-CV-1325-M, and Michael Jackman v. Life Partners Holdings, Inc., et. al., Civil Action No. 3:11-CV-01093-M. The aforementioned suits were consolidated on June 23, 2011 and on July 11, 2011, the court granted a motion to intervene, joining two additional suits that were filed in the U.S. District Court for the Western District of Texas, Del Rio Division, styled Bryan Springston, et al. v. Life Partners, Inc., et al., Civil Action Number 2:11-CV-00029-AM and Y. Patterson, et al. v. Life Partners, Inc., Civil Action No. 2:11-CV-000030-AM. The cases were consolidated under the style Turnbow et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden, Civil Action No. 3:11-CV-1030-M. On August 25, 2011, plaintiffs filed their consolidated class action complaint (“complaint”), alleging claims of breach of fiduciary duty against Life Partners, Inc. (“LPI”), aiding and abetting breach of fiduciary duty against Pardo, Peden and us, breach of contract against LPI, and violation of California Unfair Competition Law by LPI, Pardo and Peden. All of plaintiffs’ claims arise out of the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use thereof in the facilitation of life settlement transactions in which plaintiffs acquired interests. On September 15, 2011, defendants filed a motion to dismiss, which the court has not yet decided. Plaintiffs filed their motion for class certification on February 15, 2012. Defendants will file their response in opposition to plaintiffs’ motion for class certification on May 16, 2012, and plaintiffs’ reply in support of the motion is due on June 15, 2012. The case is set for trial on April 15, 2013.

On March 11, 2011, a putative class action suit was filed in the 191st Judicial District Court of Dallas County, Texas, styled Helen Z. McDermott, Individually and on Behalf of all Others Similarly Situated v. Life Partners, Inc., Cause No. 11-02966. McDermott asserts claims for breach of contract, breach of fiduciary duty, and unjust enrichment on behalf of a putative class of all persons residing in the United States who purchased any portion of a life settlement that matured earlier than the estimated maximum life expectancy. Plaintiffs seek as purported damages (i) the amount of funds placed in escrow that was allegedly not needed or used for policy maintenance and was not returned or paid to plaintiffs, (ii) attorneys’ fees, and (iii) costs. Plaintiffs also seek injunctive relief, restitution, and disgorgement. LPI has filed its answer and the parties have engaged in pre-certification discovery, including depositions. Plaintiff’s deadline to file her brief in support of class certification is due by June 5, 2012. The class certification hearing is scheduled for July 30, 2012. The case is set for trial on March 11, 2013.

On March 14, 2011, a putative class action suit was filed in the 14th Judicial District Court of Dallas County, Texas, styled Michael Arnold and Janet Arnold v. Life Partners, Inc., Life Partners Holdings, Inc., and Abundant Income, Cause No. 11-02995. Plaintiffs ultimately amended their petition several times, adding additional named plaintiffs, and dismissing us (the company) with prejudice. Plaintiffs asserted two causes of action. The first claim asserted that defendants violated the registration provisions of the Texas Securities Act because the life settlements facilitated by LPI were securities and were not registered. The second claim asserted that defendants committed fraud under the Texas Securities Act because they represented that the life settlements were not securities. LPI answered and filed counterclaims against plaintiffs for the filing of a frivolous lawsuit. On September 26, 2011, the court entered an order granting LPI’s motion for partial summary judgment. The motion was based on, among other arguments, the arguments that the life settlements had previously been held not to be securities under Federal and state law. As a result of the court order, plaintiffs’ claims against LPI were dismissed with prejudice. On January 17, 2012, the court issued an order adjudicating all outstanding claims by and against LPI and plaintiffs, and plaintiffs have appealed the court’s decision dismissing their claims. Plaintiffs/appellants brief to the Dallas Court of Appeals is due on May 14, 2012.

On April 8, 2011, a putative class action complaint was filed in the 40th Judicial District Court of Ellis County, Texas, styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR). On July 27, 2011, by agreement of the parties, the Willingham case was transferred to the 101st Judicial District Court of Dallas County under Cause No. DC-11-10639. Plaintiff asserts claims of breach of fiduciary duty and breach of contract. All of plaintiff’s claims are based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization” on behalf of all Texas residents that purchased an interest in a life settlement facilitated by LPI. Plaintiff seeks economic and exemplary damages, attorneys’ fees and costs, and equitable relief in the form of enjoining LPI from continuing to engage in the alleged practices. On October 7, 2011, the parties filed a joint motion to transfer and consolidate for pre-trial purposes the Willingham case with a similar pending action styled Helen McDermott, et al. v. Life Partners, Inc., Cause No. 11-02966, pending in the 191st Judicial District Court of Dallas County, Texas, in which plaintiff is represented by the same law firm representing the Willingham plaintiff On January 4, 2012, LPI filed a motion for summary judgment, which was heard by the court on March 8, 2012. The court has not yet ruled on the motion. The court entered an agreed scheduling order in the case, under which a class certification hearing is scheduled for October 30, 2012, and trial is set for August 26, 2013.

On November 8, 2011, a putative class action was filed, which is styled Marilyn Steuben, on behalf of herself and all other California citizens similarly situated v. Life Partners, Inc., Superior Court of the State of California for the County of Los Angeles Court, Case No. BC472953. This suit is virtually identical to the Willingham case, other than it asserts a claim under California’s Unfair Competition law. Plaintiff is represented by the same law firm as Willingham. Like the Willingham suit, this suit alleges that LPI breached duties to Plaintiff and putative class based upon the failure to “optimize” premiums. On December 9, 2011, LPI removed the case from the California Superior Court to the U.S. District Court for the Central District of California (Los Angeles), and on December 16, 2011, LPI filed a motion to dismiss the complaint. On January 12, 2012, plaintiff filed a motion to remand which was granted on April 25, 2012. LPI has appealed the district court’s remand decision.

We are party to a lawsuit filed on November 3, 2011, styled Angela Austin, et. al. v. Life Partners, Inc., Life Partners Holdings, Inc., Doe Individuals 1-100, and Roe Corporations 1-100 inclusive, United States District Court, District of Nevada, Civ. Action No. 2:11-cv-01767-PMP-GWF.  LPI is plaintiff in a lawsuit filed in McLennan County, Texas, regarding the same nexus of facts styled Life Partners, Inc. v. Angela Austin, et. al., Cause No. 2011-1876-3, filed on May 3, 2011.  Plaintiffs/defendants are approximately 94 individuals and entities who purchased life and viatical settlement policies through LPI.  This suit is substantially similar to and overlaps with the other lawsuits brought by life settlement investors.  The claims arise from allegations that LPI used improper life expectancies on its life and viatical settlement transactions and made false or misleading representations related to the life expectancies.  The specific causes of action brought by plaintiffs are fraudulent misrepresentation, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing (both on a contract and tort basis), violations of Nevada’s Viatical Settlement Act, violations of Nevada’s Deceptive Trade Practices Act, rescission, breach of contract, unjust enrichment, fraud in the inducement, and negligence per se.  The suit filed by LPI in Texas was filed before the Nevada suit, and was an attempt to preempt the plaintiffs’ suit and adjudicate the parties’ rights under the applicable contracts.  The parties are currently awaiting rulings that will determine in which court the action will proceed.

While management believes that we have meritorious defenses in all of the above legal proceedings, including the SEC suit, and we fully intend to defend these proceedings vigorously, as with all litigation, the defense of such proceedings is subject to inherent uncertainties, and the actual costs will depend upon numerous factors, many of which are as yet unknown and unascertainable. Likewise, the outcome of any litigation is necessarily uncertain. We may be forced to continue to expend considerable funds in connection with attorneys’ fees, costs, and litigation-related expenses associated with the defense of these proceedings, and management’s time and attention will also be taxed during the pendency of these proceedings.

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

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of any pending proceeding. Nevertheless, although litigation is subject to uncertainty, management believes, and we have been so advised by counsel handling the respective proceedings, that we have a number of valid legal defenses in all pending litigation to which we or our directors or officers are a party, as well as valid bases for appeal of potential adverse rulings that may be rendered against us. All such proceedings are, and will continue to be, vigorously defended, and, to the extent available, all valid counterclaims pursued. Notwithstanding this fact, we may enter into settlement discussions in particular proceedings if we believe it is in the best interests of our shareholders to do so.

PART II

Item 5. Market for Our Common Stock, Related Shareholder Matters and Our Purchases of Our Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol LPHI. On April 30, 2012, there were approximately 85 shareholders of record of our Common Stock. Most of our common stock is held beneficially in “street name” through various securities brokers, dealers and registered clearing agencies. We believe that there are approximately 7,140 beneficial owners of shares of our common stock who hold in street name.

The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years (adjusted for the December 31, 2010 stock split):

	High	Low	Cash Dividends
Year Ended 2/28/11
First Quarter	$19.60	$15.74	$.20
Second Quarter	$17.35	$11.75	$.20
Third Quarter	$17.20	$11.85	$.40
Fourth Quarter	$18.64	$6.91	$.24
Year Ended 2/29/12
First Quarter	$8.60	$3.33	$.20
Second Quarter	$9.20	$3.20	$.20
Third Quarter	$7.20	$5.28	$.20
Fourth Quarter	$7.49	$3.80	$.10

On May 1, 2012, the last reported sale price of our common stock on The NASDAQ Global Select Market was $2.94 per share. Our total share volume for April 2012 was 1,853,200 shares compared to 2,835,100 shares traded in April 2011.

Dividends

Our Board of Directors determines the amount of and whether to declare dividends. We declared common stock dividends of $0.70 per share in fiscal 2012 and $1.24 per share in fiscal 2011, and have paid dividends of at least $0.05 per share in each quarter since March 1, 2005. Whether we will continue to pay dividends at the rate we have previously will depend on the Board’s determinations, taking into account our working capital, results of operations and other relevant factors.

Performance Graph

The line graph below compares the cumulative total shareholder return on our Common Stock for the last five fiscal years with cumulative total return on the Russell Microcap Index and the NASDAQ Financial Index. This graph assumes a $100 investment in each of Life Partners Holdings, Inc., the Russell Microcap Index and the NASDAQ Financial Index at the close of trading on February 28, 2007, and also assumes the reinvestment of all dividends. The points represent fiscal year-end levels based on the last trading day in each fiscal year. Return information is historical and not necessarily indicative of future performance.

	As of February 28/29,
	2007	2008	2009	2010	2011	2012
Life Partners	$100	$189	$270	$346	$187	$104
Russell Microcap Index	$100	$81	$43	$72	$94	$91
NASDAQ Financial Index	$100	$81	$44	$63	$72	$70

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

Our Purchases of Our Equity Securities

We made no purchases of our equity securities during our fiscal year ended February 29, 2012.

Item 6. Selected Financial Data

The following table sets forth certain information concerning our consolidated financial condition, operating results, and key operating ratios for the dates and periods indicated. This information does not purport to be complete and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto.

	Year Ended February 28/29, (millions, except per share information)
	2012	2011	2010	2009	2008
Operating Results
Revenues	$32.9	$101.6	$108.8	$104.7	$62.9
Income (Loss) from Operations	$(5.7)	$35.1	$43.4	$37.5	$20.9
Pre-tax (Loss) Income	$(4.6)	$36.2	$43.3	$39.6	$22.5
Net Income (Loss)	$(3.1)	$23.4	$26.1	$25.5	$14.6
Balance Sheet Data
Current Assets	$18.5	$35.4	$31.9	$25.3	$17.0
Current Liabilities	$4.0	$7.4	$7.8	$5.3	$3.4
Working Capital	$14.5	$28.0	$24.1	$20.0	$13.6
Total Assets	$45.8	$65.8	$61.2	$46.0	$24.3
Total Liabilities	$6.6	$10.5	$11.1	$8.5	$6.3
Shareholders’ Equity	$39.2	$55.3	$50.1	$37.5	$18.0
Return on Assets	(5.6)%	36.8%	48.6%	72.5%	74.9%
Return on Equity	(6.6)%	44.4%	59.5%	91.9%	117.1%

Per Share Data(1)
Earnings (Loss) Per Share	$(0.17)	$1.26	$1.40	$1.37	$0.78
Dividends Per Share	$0.70	$1.04	$0.86	$0.20	$0.15
Financial Ratios
Current Ratio	4.6 : 1	4.8 : 1	4.1 : 1	4.8 : 1	4.9 : 1
Quick Ratio	4.6 : 1	4.8 : 1	4.1 : 1	4.8 : 1	4.9 : 1

(1) Earnings per share data restated for the fiscal 2009 and 2011 stock splits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See Special Note Regarding Forward-Looking Statements for additional factors relating to such statements. We have restated our Consolidated Financial Statements for fiscal 2010. The nature of the restatement is discussed more fully below.

We provide the following discussion to assist in understanding our financial position as of February 29, 2012 (“fiscal 2012”), and results of operations for the years ended February 29, 2012, and February 28, 2011 (“fiscal 2011”) and 2010 (“fiscal 2010”). As you read this discussion, refer to our Consolidated Financial Statements and Notes thereto. We analyze and explain the differences between periods in the material line items of these statements.

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

We sometimes make short-term advances to facilitate a life settlement transaction. These amounts are included in “Accounts receivable – trade” and are collected as the life settlement transactions close. All amounts are considered collectible as we are repaid the advance before any of the other parties involved in the transaction receive funds.

We follow the guidance contained in Financial Accounting Standards Board Accounting Standards Codification “FASB ASC” 325-30, Investments in Insurance Contracts, to account for our investments in life settlement contracts. ASC 325-30 states that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is made on an instrument-by instrument basis and is irrevocable. Under the investment method, a purchaser recognizes the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are capitalized. Under the fair value method, a purchaser recognizes the initial investment at the purchase price. In subsequent periods, the purchaser re-measures the investment at fair value in its entirety at each reporting period and recognizes changes in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We elected to value our investments in life settlement contracts using the investment method. Investment in life settlements held for our own account were carried at $8,858,534 and $9,506,495 at February 29, 2012 and February 28, 2011, respectively.

We review the carrying value of our investments in policies for impairment whenever events and circumstances indicate that we might not recover the carrying value of the policies from future maturities. In cases where undiscounted expected proceeds from future maturities are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value (including expected future costs to maintain the policies) exceeds the expected proceeds. Based on this assessment, we recorded impairment costs for investments in policies of $906,451, $6,212,150 and $2,139,183 during fiscal 2012, 2011 and 2010, respectively.

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

We must make estimates of the collectability of accounts and notes receivable and premium advances. The accounts associated with these areas are critical to recognizing the correct amount of revenue and expenses in the proper period. Within the last quarter of fiscal 2010, issues were resolved which have enabled us to better estimate the collectability of premium advances. The agreement with the State of Texas allowed us to specifically identify a class of investors for whom we made premium advances and which, under the terms of the agreement, will be uncollectible. Our historical success of collecting premium advances enabled us to build a body of evidence by which we can demonstrate full collectability of the remaining balance of advanced premiums. As a result of the resolution of the suit, the reserve for uncollectible premium advances is based on our best estimate and historical data and premium advances are no longer fully reserved.

We review the carrying value of our property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment for property and equipment during fiscal 2012, 2011 and 2010.

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

New Accounting Pronouncements

Recent accounting pronouncements have been issued including ASU 2011-04, 2011-05, 2011-06 and 2011-12.  For a discussion of these pronouncements, refer to Note 3 of our Consolidated Financial Statements.

Life Partners

We are the world’s oldest and only publicly traded company operating exclusively in the life settlement industry. Our revenues are primarily derived from fees associated with facilitating life settlement transactions.

Comparison of Years Ended February 28/29, 2012, 2011 and 2010

We had a net loss of $3,123,478 for fiscal 2012, compared to net income of $23,425,749 for fiscal 2011 and $26,077,214 for fiscal 2010. The net loss in fiscal 2012, with a 67.6% decrease in gross revenues and a 78.8% decline in revenues, net of brokerage fees, was due to three factors. First, our licensee network and purchaser base were damaged by the SEC investigation and subsequent lawsuit, the filing of multiple private suits, and publication of news articles criticizing our operations. A second contributing factor was the substantial decline in the life settlement market, which dropped from an estimated $8 billion in face value transactions in calendar 2009 to approximately $4 billion in each of calendar 2010 and 2011. The third factor was our large increase in legal and professional expense. Large reductions in impairment expense and bonuses were positive influences on fiscal 2012. The 6.6% decrease in revenue in fiscal 2011 was primarily the result of the aforementioned general market decline, the news articles and disclosure of the SEC investigation, which occurred in the fourth quarter of fiscal 2011. In fiscal 2010, our ability to increase our operating margins by remaining highly selective in our purchasing strategies resulted in a 10.6% increase in revenues net of brokerage and licensee fees. The increase in revenues, net of brokerage fees, together with the large decrease in the allowance account for premium advances, resulted in an increase in income from operations of 15.7%. Legal and professional costs were $6,522,221, $1,986,648 and $1,311,637 in fiscal 2012, 2011 and 2010, respectively, and were the largest single general and administrative expense. The legal and professional costs were attributable primarily to legal costs associated with the SEC investigation and lawsuit, litigation, and our audit fees. See Item 3, Legal Proceedings.

Revenues – Revenues decreased by $68,657,024, or 67.6%, from $101,579,213 in fiscal 2011 to $32,922,189 in fiscal 2012. This decrease was due primarily to the decreased number of settlements, from 166 in fiscal 2011 to 62 in fiscal 2012, along with lower revenues, net of brokerage fees, as a percentage of gross revenue. Revenues, net of brokerage fees, was 35.6% of gross revenue in fiscal 2012, vs. 54.3% in fiscal 2011 and 54.7% in fiscal 2010, as we increased promotional bonuses and lowered our fees to obtain business. Average revenue per settlement also declined 13.2%, from $611,923 in fiscal 2011 to $531,003 in fiscal 2012. Revenues decreased $7,213,346 in fiscal 2011, from $108,792,559 in fiscal 2010 to $101,579,213 in fiscal 2011. This decrease was due primarily to the decreased number of settlements from 186 in fiscal 2010 to 166 in fiscal 2011 and a decrease in the total face value of policies from $541,755,547 in fiscal 2010 to $515,109,503 in fiscal 2011. Average revenue per settlement increased in both fiscal 2010 and 2011. The average revenue per settlement increased 4.6% from $584,906 in fiscal 2010 to $611,923 in fiscal 2011.

The global economic recession in fiscal 2009 and its aftermath resulted in declines in the estimated life settlements market. The well-regarded Conning reports for 2010 and 2011 indicated that the life settlement industry completed $11.8 billion in face value of transactions in calendar 2008, but dropped to $7.6 billion in 2009 and to $3.8 billion in 2010. Despite these industry trends, in fiscal 2010, demand for our services remained strong. The number of policies that met our purchasing qualifications remained constant, and we continued to see a supply of policies with higher face values. The demand side also showed promise in fiscal 2010 with increases in average revenue per settlement and in total revenues derived from settlements. We believe this demand resulted from our broad-based, retail oriented purchasing model and referrals from a large licensee network, in contrast to many of our competitors, which rely on the credit markets or a single institutional provider of investment capital.

In fiscal 2011, we believe the life settlements market suffered even further declines. The 2011 Conning report indicated a market drop from approximately $7.6 billion in face amount transacted in 2009 to approximately $3.8 billion in 2010. While our fiscal 2011 results did not reflect the size of drop suggested in the Conning report for calendar 2010, our fiscal 2011 results were generally weaker than in fiscal 2010. Our fiscal 2011 was also adversely affected in the fourth quarter by a series of news articles critical of our operations and our disclosure of an SEC investigation. These latter events especially affected our licensee network and purchaser base and resulted in significant revenue declines in the fourth quarter of fiscal 2011 and throughout all of fiscal 2012. In the first two quarters of fiscal 2011, our results of operations had held up relatively well despite the industry downturn. Our revenues and net income were relatively stable and the metrics that we use to measure performance, such as average policy face value and revenues per settlement, were also stable. In the third and fourth quarter of fiscal 2011, however, our quarterly revenues fell to $20,159,650 and $17,031,006, respectively, and the quarterly revenues for fiscal 2012 were $9,833,395, $10,811,349, $6,666,795 and $5,610,650, respectively. Net income fell to $3,960,688 in the third quarter and to $3,029,818 in the fourth quarter of fiscal 2011 and we operated with a net loss throughout fiscal 2012. Our number of settlements fell to 37 in the third quarter and 30 in the fourth quarter of fiscal 2011 and totaled 62 for all of fiscal 2012.

Demand for life settlements generally is supported by a desire to diversify investment portfolios and avoid economically sensitive investments. Returns on life settlements are linked to the lives of the insureds. As such, settlements function independently from, and are not correlated to, traditional equity and debt markets and commodity investments. The industry benefits from the investment community searching for returns higher than what is currently available in the traditional marketplace. The financial markets have remained somewhat unsteady following the 2008 financial crisis. While this would appear to benefit the life settlement market, the life settlement market declines in 2009 and 2010 suggest retreating investor capital and a lack of confidence in the industry.

Demand for our services was especially hurt by the critical news articles and the uncertainty related to the SEC investigation and lawsuit, which affected our licensee network and purchaser base. Our business model is somewhat unique in the industry in that we are the only publicly held, life settlement company and the only prominent company with a broad, retail base. We believe the adverse publicity affected our client base more acutely than the publicity might have affected a company with an institutional-oriented base. We believe the news articles portrayed us in a false light, and we have worked with our licensees and clients to restore lost confidence and rebut the charges in the articles. Our ability to return to fiscal 2009 or 2010 levels will not occur until and unless we can resolve the SEC suit satisfactorily. Until the SEC suit is resolved, we anticipate that our operating results in fiscal 2013 will be no better than fiscal 2012 and could decline further.

Brokerage and Referral Fees – Brokerage and referral fees decreased 54.3%, or $25,240,789 from $46,448,548 in fiscal 2011 to $21,207,759 in fiscal 2012. Brokerage and referral fees decreased 5.7%, or $2,803,237, from $49,251,785 in fiscal 2010 to $46,448,548 in fiscal 2011. Brokerage and referral fees constituted 64.4%, 45.7% and 45.3%, of revenues in fiscal 2012, 2011 and 2010, respectively. In fiscal 2012, 2011 and 2010, broker referrals accounted for 99% of the total face value of policies transacted. Policies presented from two brokers each represented more than 10% of all completed transactions in fiscal 2012 and represented 24.3% in total. Policies presented from two brokers each represented more than 10% of all completed transaction in fiscal 2011 and represented 26.9% in total. Policies presented from one broker represented more than 10% of all completed transactions in fiscal 2010 at 15%.

Brokerage and referral fees generally increase or decrease with revenues, face value of policies transacted and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual policyholders whom they represent. In some instances, several brokers may compete for representation of the same seller, which will result in lower broker fees. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category and individual agreements between clients and their referring financial planners. Referral fees have increased as a percentage of revenues due to added promotional programs to stimulate transaction interest. We also have reduced our fees on select brokerage transactions to remain competitive in the marketplace. No broker fees are paid when a policy owner is not represented by a broker and presents a policy to us directly.

Many states now license life settlement brokerage activity, which may result in the capping of fees or the increased disclosure of fees. Industry analysts have suggested that these regulations could tend to lower the fees, although we have yet to see such a result directly from regulation.

Operating Expense – General and administrative expenses decreased 20.9%, or $2,049,717, from $9,828,675 in fiscal 2011 to $7,778,958 in fiscal 2012. General and administrative expenses decreased 5.9%, or $618,584, from $10,447,259 in fiscal 2010 to $9,928,675 in fiscal 2011.

The decrease in fiscal 2012 was due primarily to executive bonuses. Bonuses decreased $2,044,135 in fiscal 2012 as there were no executive bonuses. Executive and employee bonuses decreased $615,716 in fiscal 2011 as earnings decreased. Increased payments in 2010 and decreased payments in 2011 and 2012 are a direct result of our increasing and decreasing profitability, which is linked to executive compensation plans and bonuses given to all employees.

Legal and professional expenses were higher in fiscal 2012; $6,522,221 compared to $1,986,648 in fiscal 2011. These expenses are primarily associated with the SEC investigation and lawsuit, the private litigation that followed disclosure of the SEC investigation, and auditing fees. Legal and professional expenses in fiscal 2010 were $1,311,637.

The increase in legal and professional fees in fiscal 2012 was partially offset by lower impairment expense. Impairment expense for fiscal 2012 declined $5,305,699 to $906,451, as many of the older viatical policies that we own were fully impaired in previous periods. We increased impairment expense for our investment in policies from $2,139,183 in fiscal 2010 to $6,212,150 in fiscal 2011 due primarily to longer projected life expectancies within the investment portfolio.

For various legal actions or claims in which we believe we might incur liability, we paid non-recurring settlement expenses of $613,374 in fiscal 2012 and $789,622 in fiscal 2011, compared to $3,615,726 in fiscal 2010. The settlement expense in fiscal 2010 included settlements with Maxim for $1,250,000 of treasury stock, the State of Florida for $770,000, and a $500,000 reimbursement to purchasers for prepaid premiums.

Premium advances, net of reimbursements, in fiscal 2012, 2011 and 2010 were $1,363,915, $882,920 and a negative $1,715,265, respectively. In fiscal 2010, the allowance account for net premium advances was reduced. For business goodwill, we make advances on policy premiums to maintain certain policies. In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances or purchased the policies as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances and upon our desire to preserve business goodwill. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.

We must make estimates of the collectability of these premium advances. We recorded an allowance against the premium advances at the time of the advance and treated reimbursements as a reduction of the allowance. Until fiscal 2010, due to the uncertainty of the outcome of a court case with the State of Texas, we were unable to estimate the amount of any future advances we may elect to make or the timing of the amount of reimbursements we were likely to receive. Within fiscal 2010, issues were resolved that enabled us to better estimate the collectability of premium advances. The agreement with the State of Texas allowed us to specifically identify a class of investors for whom we made premium advances and which, under the terms of the agreement, will be uncollectible. Our historical success of collecting premium advances has enabled us to build a body of evidence by which we can demonstrate full collectability of the remaining balance of advanced premiums. To date, we have ultimately been fully reimbursed when we have made an advance and the policy has matured. As a result, we eliminated $6.4 million of the allowance on the advanced premiums account in the fourth quarter of fiscal 2010.

Interest Income and Expense – Interest and other income increased $540,340 from $834,050 in fiscal 2011 to $1,374,390 in fiscal 2012. Interest and other income decreased $659,414, from $1,493,464 in fiscal 2010 to $834,050 in fiscal 2011. The increase in interest and other income in fiscal 2012 was primarily a result of $809,218 of gains on sales of Investments in Policies. These gains were offset by a slight decrease in interest income as there was a lower amount of cash available for investment. Interest and other income in fiscal 2011 corresponded to lower interest rates on lower amounts of cash available for investment, as well as reduced gains from maturities on owned policies. Interest expense was $5,694, $1,505 and $46,988 in fiscal 2012, 2011 and 2010, respectively. Interest expense in fiscal 2010 related primarily to the long-term debt financing on our property, which was retired on April 28, 2009. There were gains from our investment in the life settlements trust in fiscal 2011 and 2010, resulting in gains of $143,554 and $222,186, respectively.

Realized Loss on Investments – We realized a loss on sales of investment securities of $185,456 in fiscal 2012, a gain of $88,492 in fiscal 2011 and a loss of $1,823,364 in fiscal 2010.

Income Taxes – The income tax benefit was $1,429,921 in fiscal 2012 as we had negative pretax earnings. Income tax expense decreased by $4,410,635, or 25.6%, from $17,197,268 in fiscal 2010 to $12,786,633 in fiscal 2011. Income tax expense is in direct correlation to pretax earnings, taxed at 35% at the Federal level. In fiscal 2010, we had an additional accrual of $831,233 of Texas Margin Tax; $402,104 for an estimated assessment due to non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin, and $429,129 for the current year taxes due in May 2011. Income tax expense was also affected by the impact of establishing a $611,298 valuation allowance within the deferred income tax asset account. This allowance was established to recognize the uncertainty of netting future capital gains against a current capital loss.

Liquidity and Capital Resources

Operating Activities – Net cash flows used by operating activities in fiscal 2012 were $5,730,997, primarily as a result of a net loss of $3,123,478, a decrease in income taxes payable, a decrease in accounts payable and a gain on sales of investments in policies, while impairment of policies and deferred income taxes had a positive impact. Net cash flows provided by operating activities decreased by 118.7%, decreasing $36,464,220 from $30,733,223 in fiscal 2011 to $(5,730,997) in fiscal 2012. Net cash flows provided by operating activities decreased $468,653 from $31,201,876 in fiscal 2010 to $30,733,223 in fiscal 2011. Fiscal 2011’s cash flow was primarily from net income of $23,425,749 and increased by impairment of owned policies and an increase in accounts payable. Fiscal 2010’s cash flow was primarily from net income of $26,077,214 increased by impairment of owned policies, impairment of investment in securities, an increase in accrued liabilities and a decrease in accounts receivable.

Investing and Financing Activities – Our investing activities provided cash of $4,403,837 in fiscal 2012, primarily from $4,663,547 of proceeds from sales of securities and $1,027,018 of proceeds from sales of investments in policies, less $769,835 used for purchases of investments in policies and $712,333 of net premium advances. In contrast, we used cash of $3,615,737 in investing activities in fiscal 2011 versus $12,590,680 in fiscal 2010. We used available cash to purchase policy interests for our own account. We purchased policies of $3,654,183 in fiscal 2011 and $7,863,520 in fiscal 2010. Of the policies purchased in fiscal 2010, $6,441,625 represented policies that we acquired in connection with a settlement with the state of Colorado. We have continued to acquire policy interests on a discretionary basis as those opportunities are presented to us by existing clients and on terms that are agreeable to both parties. We believe that we will profit from the investment in these policies when they mature. We also used cash to make net premium advances, which were $712,333, $2,954,289 and $3,549,912 in fiscal 2012, 2011 and 2010, respectively. In fiscal 2010, we invested $1,227,484 in a life settlements trust, which acquired life settlement interests. In addition to investing, we acted as a non-exclusive purchasing agent for the trust and its predecessor partnership. The trust is no longer acquiring life settlements and we do not anticipate further investments. The trust owns a portfolio of life insurance settlements with an initial face value of $706 million, which we anticipate will mature over the next few years. The trust experienced some maturities during fiscal 2012, 2011 and 2010, which paid us $84,443, $464,796 and $420,743, respectively.

Sales of marketable securities were $4,663,547 in fiscal 2012 and $14,764,648 in fiscal 2011, with purchases in fiscal 2011 resulting in a net source of $2,308,658. At February 29, 2012, we held $400,000 in marketable securities, compared to $5,110,677 at February 28, 2011. Purchases of investment securities were $3,051,996 in 2010. In fiscal 2012, we made purchases of property and equipment of $47,291 and in fiscal 2011, we made purchases of property and equipment of $117,947 versus $382,567 in fiscal 2010. Investments in certificates of deposit were $111 in fiscal 2012, $203 in fiscal 2011 and zero in fiscal 2010. Maturities of certificates of deposit were zero in fiscal 2012 and 2011 versus $2,933,069 in fiscal 2010.

We used $14,920,716 in financing activities in fiscal 2012, versus $19,375,650 in 2011 and $14,003,685 in fiscal 2010. Financing activities in 2012 and 2011 were solely for dividends. We paid dividends of $13,224,612 in fiscal 2010, and we retired our long-term debt at a cost of $779,073.

Working Capital and Capital Availability – As of February 29, 2012, we had cash and cash equivalents of $11,362,688 and working capital of $14,500,384, compared to $27,610,564 as of February 28, 2011. Our cash during fiscal 2012 decreased by $16,247,876, compared to an increase in 2011 of $7,741,836 and an increase in fiscal 2010 of $4,607,511. Our investments in marketable securities decreased by $4,710,677 from $5,110,677 at February 28, 2011, to $400,000 at February 29, 2012.

While our working capital position remains relatively strong, the large drops in revenues, the significant legal and professional fees, and large operating losses have eroded the strength of our financial condition. The SEC suit has been highly damaging to our business, and we do not anticipate a recovery in our revenues and net income while the SEC suit continues. We are conserving our cash in anticipation that the suit will not be quickly resolved. We have decreased our stock dividends and may make further cuts. We are reducing our investments, including investments in policies. We have eliminated executive and employee bonuses and are trimming general and administrative expense in other ways. At this point, we believe we have more than sufficient cash and cash equivalents to support our short and long-term operations. We do not anticipate a need for future borrowings or stock sales.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of February 29, 2012 were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$189,605	$76,809	$103,305	$9,491	$-
Total obligations	$189,605	$76,809	$103,305	$9,491	$-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Our audited Consolidated Financial Statements, together with the report of auditors and the notes to the Consolidated Financial Statements, are included in this Annual Report beginning on page 37.

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2012, 2011 and 2010. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein.

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$9,833,395	$10,811,349	$6,666,795	$5,610,650
Loss from Operations	$(1,433,512)	$(509,014)	$(2,162,342)	$(1,631,771)
Pre-tax Loss	$(1,290,866)	$(405,540)	$(1,475,900)	$(1,381,093)
Net Loss	$(874,144)	$(323,183)	$(1,082,848)	$(843,303)
Net Loss Per Share	$(0.05)	$(0.02)	$(0.06)	$(0.05)

	Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$31,231,136	$33,157,423	$20,159,650	$17,031,006
Income from Operations	$12,857,536	$13,264,440	$5,537,341	$3,488,476
Pre-tax Income	$13,126,916	$13,179,682	$6,046,425	$3,859,361
Net Income	$8,183,150	$8,252,093	$3,960,688	$3,029,818
Net Income Per Share	$0.44	$0.44	$0.21	$0.16

	Fiscal 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$26,366,949	$28,057,548	$28,070,602	$26,297,460
Income from Operations	$10,237,028	$9,969,317	$10,527,686	$12,695,154
Pre-tax Income	$10,939,235	$10,506,269	$10,991,993	$10,836,986
Net Income	$6,595,243	$6,322,644	$6,628,460	$6,530,866
Net Income Per Share	$0.36	$0.34	$0.36	$0.35

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Ernst & Young LLP (“Ernst & Young”) was our independent registered public accounting firm. It audited our fiscal 2010 financial statements and expressed an unqualified opinion on such statements. On June 6, 2011, we received a letter from Ernst & Young addressed to the Chairman of our Audit Committee (the “Resignation Letter”) confirming that it had resigned effective June 3, 2011, as our independent registered public accounting firm, as had been orally communicated to the Chairman of the Audit Committee on June 3, 2011. The resignation followed a letter from Mr. Brian Pardo, our Chairman and CEO, to our licensee network (persons who refer purchasers to us) commenting upon the delayed filing of our Annual Report on Form 10-K for fiscal 2011 (the “2011 Annual Report”). The letter stated that it was Mr. Pardo’s position that we would “take action” against Ernst & Young if it did not promptly complete its audit and sign off on our financial statements without adjustment. Our Audit Committee wrote to Ernst & Young disclaiming the letter’s statements and asserting that the letter did not speak for the Audit Committee. Notwithstanding the Audit Committee’s disclaimer, Ernst & Young stated that the letter compromised its independence, and when considered with other recent developments, that it was no longer able to rely upon management’s representations, and that it was unwilling to be associated with the financial statements prepared by management.

In its Resignation Letter, Ernst & Young further stated that after a re-examination of our revenue recognition policy, it had concluded that we should revise the policy. Our existing policy recognizes income at the time a settlement has been closed (that is, an agreement has been reached with the settlor and the purchaser has obligated itself to make the purchase). Ernst & Young believed that revenues should be recognized no earlier than the final closing of escrowed funds with the settlor. Ernst & Young also stated that some portion of our fee revenue should be allocated and deferred based upon our practice of making premium advances. It further concluded that the use of our current accounting policies and practices with respect to these matters results in a more than remote likelihood that a material misstatement in our annual and interim financial statements could occur and not be prevented or detected by our internal controls (which are based on existing policies).

The revenue recognition matter constitutes a disagreement as defined under Item 304(a)(1)(iv) of Regulation S-K, as promulgated by the SEC. Ernst & Young discussed the subject matter of the disagreement with our Audit Committee and our Chief Financial Officer. We have authorized Ernst & Young to respond fully to our present independent registered public accounting firm, Whitley Penn.

In our Consolidated Financial Statements for fiscal 2012, 2011 and 2010, we are recognizing revenue from life settlement transactions on the date that policy closings are funded rather than the date that purchasers commit contractually to buy policies. This change comports with Ernst & Young’s position. The Consolidated Financial Statements for fiscal 2010 were restated to reflect this change. We have not chosen to allocate and defer a portion of our fee revenue based upon our practice of making premium advances, as it is not a contractual obligation nor do we believe it is appropriate under accounting rules.

Except as described above, during the two most recent fiscal years and interim period preceding Ernst & Young’s resignation, there were no other disagreements with Ernst & Young as defined under Item 304(a)(1)(iv) of Regulation S-K and no other reportable events with the firm as defined under Item 304(a)(1)(v) of Regulation S-K. While not a reportable event, our report on internal controls included information related to material weaknesses in our internal controls, which were included in our Form 10-K for the year ended February 28, 2009. The material weakness was unrelated to the matters cited as disagreements by Ernst & Young.

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

We assessed the effectiveness of our internal control over financial reporting as of February 29, 2012, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by COSO. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was effective in achieving its objectives as of February 29, 2012.

The effectiveness of our internal control over financial reporting as of February 29, 2012 has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended February 29, 2012

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Life Partners Holdings, Inc.

We have audited Life Partners Holdings, Inc. and subsidiaries’ (the “Company) internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of the Company as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company for each of the three years in the period ended February 29, 2012, and our report dated May 11, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Whitley Penn LLP

Dallas, Texas

May 11, 2012

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements. The Consolidated Financial Statements for the fiscal years ended February 28/29, 2012, 2011 and 2010, are included in this Annual Report beginning on page 37.

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

May 11, 2012	Life Partners Holdings, Inc.

	By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian D. Pardo	President, Principal Executive	May 11, 2012
Brian D. Pardo	Officer, and Director

/s/ David M. Martin	Chief Financial Officer and	May 11, 2012
David M. Martin	Principal Financial and
Accounting Officer

/s/ R. Scott Peden	Secretary, Director	May 11, 2012
R. Scott Peden

/s/Tad Ballantyne	Director	May 11, 2012
Tad Ballantyne

/s/ Harold Rafuse	Director	May 11, 2012
Harold Rafuse

/s/ Fred Dewald	Director	May 11, 2012
Fred Dewald

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012 AND FEBRUARY 28, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Life Partners Holdings, Inc. and subsidiaries (the “Company”), as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, as of February 29, 2012, and February 28, 2011, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the PCAOB, the Company’s internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 11, 2012, expressed an unqualified opinion.

/s/ Whitley Penn LLP

Dallas, Texas

May 11, 2012

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

ASSETS

	Feb. 29, 2012	Feb. 28, 2011
CURRENT ASSETS:

Cash and cash equivalents	$11,362,688	$27,610,564
Certificates of deposit	100,848	100,737
Investment in securities	400,000	5,110,677
Accounts receivable – trade	99,363	404,363
Accounts receivable – other	34,359	163,097
Note receivable	581,096	581,096
Current portion of investment in policies	2,317,974	-
Income tax overpayment	1,807,128	-
Deferred income taxes	1,327,918	1,312,215
Prepaid expenses	474,837	96,663

Total current assets	18,506,211	35,379,412

PROPERTY AND EQUIPMENT:

Land and building	2,316,202	2,312,002
Proprietary software	545,663	517,646
Furniture, fixtures and equipment	1,478,885	1,536,416
Transportation equipment	9,800	9,800
	4,350,550	4,375,864
Accumulated depreciation	(2,070,316)	(1,876,771)

	2,280,234	2,499,093
OTHER ASSETS:

Premium advances, net of allowance of $3,804,219 in 2012 and $3,229,194 in 2011	7,216,534	6,504,201
Long term portion of investment in policies	6,540,560	9,506,495
Investment in life settlements trust	6,337,339	6,202,193
Artifacts and other	834,700	834,700
Deferred income taxes	4,051,036	4,868,470

Total other assets	24,980,169	27,916,059

Total assets	$45,766,614	$65,794,564

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

LIABILITIES AND SHAREHOLDERS' EQUITY

	Feb. 29, 2012	Feb. 28, 2011
CURRENT LIABILITIES:

Accounts payable	$710,148	$2,165,467
Accrued liabilities	605,299	204,901
Dividends payable	1,872,399	3,736,330
Accrued settlement expense	419,292	281,471
Income taxes payable	-	613,505
Deferred policy monitoring costs - current	398,689	415,028

Total current liabilities	4,005,827	7,416,702

LONG-TERM LIABILITIES:
Long-term portion of deferred policy monitoring costs	2,523,493	2,703,739
Income taxes payable	77,678	424,156

Total long-term liabilities	2,601,171	3,127,895

Total liabilities	6,606,998	10,544,597

SHAREHOLDERS’ EQUITY:

Common stock, $0.01 par value; 18,750,000 shares authorized; 18,750,000 shares issued and outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	27,934,126	44,114,389
Accumulated other comprehensive loss, net of taxes	-	(89,912)
Less: Treasury stock – 102,532 shares as of February 29, 2012 and February 28, 2011	(385,064)	(385,064)

Total shareholders’ equity	39,159,616	55,249,967

Total liabilities and shareholders’ equity	$45,766,614	$65,794,564

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28/29, 2012, 2011 AND 2010

	2012	2011	2010
REVENUES	$32,922,189	$101,579,213	$108,792,559
BROKERAGE FEES	21,207,759	46,448,548	49,251,785
REVENUES, NET OF BROKERAGE FEES	11,714,430	55,130,665	59,540,774
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	7,778,958	9,828,675	10,447,259
Legal and professional fees	6,522,221	1,986,648	1,311,637
Premium advances, net	1,363,915	882,920	(1,715,265)
Impairment of investment in policies	906,451	6,212,150	2,139,183
Settlement costs	613,374	789,622	3,615,726
Depreciation and amortization	266,150	282,859	313,050
	17,451,069	19,982,874	16,111,590
INCOME (LOSS) FROM OPERATIONS	(5,736,639)	35,147,791	43,429,184

Interest and other income	1,374,390	834,050	1,493,464
Interest expense	(5,694)	(1,505)	(46,988)
Gain on investment in life settlements trust	-	143,554	222,186
Realized gain (loss) and impairment on investment securities	(185,456)	88,492	(1,823,364)
	1,183,240	1,064,591	(154,702)
INCOME (LOSS) BEFORE INCOME TAXES	(4,553,399)	36,212,382	43,274,482
INCOME TAXES	(1,429,921)	12,786,633	17,197,268
NET INCOME (LOSS)	$(3,123,478)	$23,425,749	$26,077,214
EARNINGS (LOSS):
Per share – Basic and Diluted	$(0.17)	$1.26	$1.40

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	18,647,468	18,641,554	18,573,770
Diluted	18,647,468	18,641,554	18,573,770
THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income (loss)	$(3,123,478)	$23,425,749	$26,077,214
Gain (loss) on investment securities, net of taxes	89,912	(89,912)	2,298,640
COMPREHENSIVE INCOME	$(3,033,566)	$23,335,837	$28,375,854

Common share dividends declared	$0.70	$1.04	$0.86

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED FEBRUARY 28/29, 2012, 2011 AND 2010

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Number of Shares	Treasury Stock	Total Shareholders’ Equity
Balance, February 28, 2009	18,750,000	$187,500	$11,423,054	$29,904,701	$(2,298,640)	206,673	$(1,635,064)	$37,581,551
Dividends declared	-	-	-	(15,900,637)	-	-	-	(15,900,637)
Change in unrealized losses on investment securities	-	-	-	-	2,298,640	-	-	2,298,640
Net income	-	-	-	26,077,214	-	-	-	26,077,214
Balance, February 28, 2010	18,750,000	187,500	11,423,054	40,081,278	-	206,673	(1,635,064)	50,056,768
Dividends declared	-	-	-	(19,392,638)	-	-	-	(19,392,638)
Issuance from treasury stock	-	-	-	-	-	(70,288)	1,250,000	1,250,000
Split eliminated treasury shares	-	-	-	-	-	(33,853)	-	-
Change in unrealized gains on investment securities	-	-	-	-	(89,912)	-	-	(89,912)
Net income	-	-	-	23,425,749	-	-	-	23,425,749
Balance, February 28, 2011	18,750,000	187,500	11,423,054	44,114,389	(89,912)	102,532	(385,064)	55,249,967
Dividends declared	-	-	-	(13,056,785)	-	-	-	(13,056,785)
Change in unrealized gains on investment securities	-	-	-	-	89,912	-	-	89,912
Net loss	-	-	-	(3,123,478)	-	-	-	(3,123,478)
Balance, February 29, 2012	18,750,000	$187,500	$11,423,054	$27,934,126	$-	102,532	$(385,064)	$39,159,616

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28/29, 2012, 2011 AND 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,123,478)	$23,425,749	$26,077,214
Adjustments to reconcile net (loss) income to operating activities:
Depreciation	266,150	282,859	313,050
Impairment on investment in securities	-	-	1,823,364
Realized loss (gain) on sales of investment securities	185,456	(88,492)	-
Impairment of investments in policies	906,451	6,212,150	2,139,183
Gain on sales of investments in policies	(809,218)	-	-
Earnings from life settlements trust	(84,443)	(464,796)	(420,743)
Deferred income taxes	753,317	(477,608)	(165,312)
(Increase) decrease in operating assets:
Accounts receivable	433,738	928,068	954,913
Note receivable	-	-	(26,178)
Income taxes receivable (payable)	(2,767,111)	635,890	608,800
Prepaid expenses	(378,174)	278,924	(234,301)

Increase (decrease) in operating liabilities:

Accounts payable	(1,455,319)	1,945,535	(1,280,029)
Accrued liabilities	400,398	(1,670,406)	982,907
Accrued settlement expense	137,821	(222,312)	41,442
Deferred policy monitoring costs	(196,585)	(52,338)	387,566

Net cash (used in) provided by operating activities	(5,730,997)	30,733,223	31,201,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificate of deposit	(111)	(203)	-
Certificate of deposit maturities	-	-	2,933,069
Proceeds from sales of marketable securities	4,663,547	14,764,648	-
Purchases of marketable securities	-	(12,455,990)	(3,051,996)
Premium advances, net	(712,333)	(2,954,289)	(3,549,912)
Purchases of property and equipment	(47,291)	(117,947)	(382,567)
Proceeds from life settlements trust	84,443	464,796	420,743
Return of investment in life settlements trust	55,636	253,962	133,987
Investment in life settlements trust	(190,782)	-	(1,227,484)
Proceeds from sales of investments in policies	1,027,018	-	-
Maturities of investments in policies	293,545	83,469	-
Increase in other assets	-	-	(3,000)
Purchases of investment in policies and capitalized premiums	(769,835)	(3,654,183)	(7,863,520)
Net cash provided by (used in) investing activities	4,403,837	(3,615,737)	(12,590,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	-	(779,073)
Dividends paid	(14,920,716)	(19,375,650)	(13,224,612)
Net cash used in financing activities	(14,920,716)	(19,375,650)	(14,003,685)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,247,876)	7,741,836	4,607,511
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,610,564	19,868,728	15,261,217
CASH AND CASH EQUIVALENTS, END OF YEAR	$11,362,688	$27,610,564	$19,868,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,694	$1,505	$46,988
Income taxes paid	$634,866	$13,565,514	$17,262,000

See accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

Property and Equipment. Our property and equipment are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for fiscal 2012, 2011 and 2010, were $266,150, $282,859 and $313,050, respectively. The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other. The artifacts and other assets are stated at cost. We have evaluated these assets and believe there is no impairment in their value as of February 29, 2012 and February 28, 2011.

Impairment of Long-Lived Assets. We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired. During fiscal 2012, 2011 and 2010, we recorded impairments of $906,451, $6,212,150 and $2,139,183, respectively.

Revenue Recognition. We recognize revenue at the time a settlement closes and we defer revenue to cover minor policy monitoring services provided after the settlement date and amortize this amount over the anticipated life expectancy of the insureds. This amount is shown as Deferred Policy Monitoring Costs within current and long-term liabilities on the balance sheet.

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

Concentrations of Credit Risk and Major Customers. In fiscal 2012, 2011 and 2010, there was no compensation to a single licensee that represented more than 10% of all brokerage and referral fees. In fiscal 2012, two brokers made referrals whose policy face values represented over 10% of our total business. Referrals from these brokers accounted for 24.3% of our total business. In fiscal 2011, we had two brokers with 10% or more of our total business, and who accounted for 26.9% of our total business. In fiscal 2010, we had one broker with 10% or more of our total business and it accounted for 15% of our total business.

(3) NEW ACCOUNTING PRONOUNCEMENTS

In January 2011, the FASB issued ASU 2011-06, Improving Disclosures about Fair Value Measurements. ASU 2011-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2011-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. ASU 2011-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years. We adopted ASU 2011-06 on March 1, 2011. The adoption of ASU 2011-06 did not have a material impact on our footnote disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. We believe this ASU will not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of shareholders’ equity will be eliminated. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us beginning March 1, 2012, and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 indefinitely defers the new provisions under ASU 2011-05, which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. This ASU is effective for the years beginning after December 15, 2011. We believe this ASU will not have a material impact on our Consolidated Financial Statements.

(4) CASH AND CASH EQUIVALENTS

For purposes of the consolidated balance sheets and statements of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents. The average balance of our operating checking account balance is generally in excess of $250,000. The Federal Deposit Insurance Corporation (“FDIC”) currently insures all bank accounts up to $250,000, with unlimited coverage on non-interest-bearing accounts. Amounts in interest-bearing accounts in excess of $250,000, with the exception of amounts in FDIC sweep accounts, are at risk to the extent that their balances exceed FDIC coverage. Money market investments generally do not have FDIC protection. We believe we have mitigated our exposure to loss with deposits in a combination of five smaller, community banks and four of the largest national financial institutions.

(5) CERTIFICATES OF DEPOSIT

A certificate of deposit with an original maturity of greater than three months, but less than a year, is held in one banking institution. The certificate of deposit was not in excess of the FDIC insurance limit at February 29, 2012 or February 28, 2011.

(6) INVESTMENTS IN SECURITIES

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Our securities investments consist of common stocks, municipal and corporate bonds, and commodity, index and foreign currency funds and are classified as available-for-sale securities.

The table below shows the cost and estimated fair value of the investment securities classified as available-for-sale as of February 29, 2012 and February 28, 2011:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal and corporate bonds	$4,569,850	$-	$(82,463)	$4,487,387
U.S. common stocks	521,731	-	(47,955)	473,776
Commodity and index funds	157,421	-	(7,907)	149,514
Total at February 28, 2011	$5,249,002	$-	$(138,325)	$5,110,677
Municipal and corporate bonds	$400,000	$-	$-	$400,000
Total at February 29, 2012	$400,000	$-	$-	$400,000

The unrealized loss at February 28, 2011, was considered temporary in nature and the securities are recorded at fair value in Investment in Securities on the balance sheet, with the change in fair value, net of taxes, during the current period included in equity through Other Comprehensive Income.

All Investments in Securities that were outstanding as of February 29, 2012 were sold on April 27, 2012 for $400,000.

(7) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the consolidated balance sheets termed Accounts Receivable – Trade are amounts representing non-interest bearing advances to facilitate a settlement transaction. We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds. Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment. The receivable amounts at February 29, 2012 and February 28, 2011 were $99,363 and $404,363, respectively.

(8) ACCOUNTS RECEIVABLE – OTHER

The amounts shown on the consolidated balance sheet at February 29, 2012, termed Accounts Receivable – Other, is composed of $15,949 due us from maturities of policies and loans of $18,410 to various employees for a total of $34,359. The amount for February 28, 2011, is composed of $150,350 due us from maturities of policies and loans of $12,747 to various employees, for a total of $163,097. We consider all receivables to be current and collectible.

(9) NOTE RECEIVABLE

The amounts shown on the consolidated balance sheets termed Note Receivable represent a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009. The original due date was February 28, 2009. This note is collateralized and we instituted collection proceedings, which resulted in an agreed final judgment being entered against the debtor on April 7, 2010, for the full amount of the note plus accrued interest, attorney’s fees, costs, all taxable costs of court and post judgment interest at the highest rate allowable by law. Our counsel in this matter is seeking collection of this judgment and is investigating the available collateral to foreclose upon to satisfy the judgment. We believe we will collect the full amount, including accrued interest, in the near term. The amount of interest we may be able to collect is not certain. As a result, we stopped accruing interest income on this Note in the second quarter of fiscal 2011. The amount, including accrued interest, at February 29, 2012 and 2011, was $581,096.

(10) PREMIUM ADVANCES

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 28, 2010	$6,849,536
Advances	4,424,840
Reimbursements and adjustments	(1,540,981)
Total premium advance balance at February 28, 2011	$9,733,395
Advances	1,851,803
Reimbursements and adjustments	(564,445)
Total premium advance balance at February 29, 2012	11,020,753
Allowance for doubtful accounts	(3,804,219)
Net premium advance balance at February 29, 2012	$7,216,534

(11) INVESTMENT IN POLICIES

From time to time, we purchase interests in policies to hold for investment purposes. ASC 325-30, Investments in Insurance Contracts, provides that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the policy in force are capitalized. We have historically elected to use the investment method and refer to the recorded amount as the carrying value of the policies.

The table below describes the Investment in Policies account at February 29, 2012.

Policies With Remaining Life Expectancy (in years)	Number of Interests in Life Settlement Contracts	Carrying Value	Face Value
0-1	57	$-	$831,833
1-2	25	482,273	686,811
2-3	40	524,937	1,138,293
3-4	135	2,867,454	5,264,433
4-5	112	623,375	2,724,154
Thereafter	1,037	4,360,495	20,182,681
Total of all policies	1,406	$8,858,534	$30,828,205

Before fiscal 2004, our business model focused on viatical settlements, in which the insured is terminally ill. At that time, most viaticals involved insureds with HIV. Subsequent advances in medical science and health care greatly extended the life expectancies of these insureds, and we and the industry switched to life settlements. Beginning in fiscal 2004, we began facilitating the purchase of life settlements for our clients and by fiscal 2006, life settlements constituted the majority of transactions we facilitated. The bulk of policies we own that have exceeded life expectancy are viaticals. Actual maturity dates in any category may vary significantly (either earlier or later) from the remaining life expectancies reported above.

We evaluate the carrying value of our investment in policies on a regular basis and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return. We recognize impairment on individual policies if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We recorded $906,451, $6,212,150 and $2,139,183 of impairment for fiscal years 2012, 2011 and 2010, respectively. The fair value of the impaired policies at February 29, 2012 and February 28, 2011, was $1,201,561 and $1,172,608, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the policies in force as of February 29, 2012, are as follows.

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

We sold the viatical portion of our Investment in Policies to an unrelated party on May 1, 2012 for $3,870,353. Accordingly, the carrying value of the viatical portion of that investment, $2,317,974, is classified as a current asset at February 29, 2012. The remainder of the carrying value of the investment, $6,540,560, is classified as a long-term asset.

(12) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements. As of February 29, 2012 and February 28, 2011, we owned 19.9% of the Trust, carried at $6.3 and $6.2 million, respectively, and accounted for on the equity method of accounting. At February 29, 2012, the Trust owned a portfolio of 260 life insurance settlements with a face value of $683 million, of which LPI supplied settlements with a face value of approximately $278 million. We anticipate the policies will mature over the next several years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets. We have considered potential impairment of the investment and believe no impairment to the investment value is warranted.

(13) LEASES

We lease office equipment under non-cancelable operating leases expiring in various years through 2016.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 29, 2012, for each of the next five years and in the aggregate are as follows:

2013	$76,809
2014	75,764
2015	27,541
2016	9,491
2017	-
Total minimum future rental payments	$189,605

Rental expense was $97,158, $70,202 and $71,921 for fiscal 2012, 2011 and 2010, respectively.

Certain operating leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(14) INCOME TAXES

Total income tax expense was allocated for the fiscal 2012, 2011 and 2010, as follows:

	2012	2011	2010
Income tax (benefit) expense	$(1,429,921)	$12,786,633	$17,197,268

Income tax expense was made up of the following components at February 29, 2012, and February 28, 2011 and 2010:

	2012	2011	2010
Current tax (benefit) expense	$(2,183,238)	$13,308,907	$17,419,140
Deferred tax expense (benefit)	753,317	(522,274)	(221,872)
Total income tax expense	$(1,429,921)	$12,786,633	$17,197,268

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for fiscal 2012, 2011 and 2010, as a result of the following:

	2012	2011	2010
United States statutory rate	35.0%	35.0%	35.0%
State income taxes	(1.1)%	0.1%	3.0%
Permanent differences	(2.5)%	0.3%	0.3%
Valuation allowance	-	(0.1)%	1.4%
Combined effective tax rate	31.4%	35.3%	39.7%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Feb. 29, 2012	Feb. 28, 2011
Deferred tax assets:
Policy impairments	$3,706,127	$3,737,353
Premium advances allowance	1,331,477	1,130,218
Deferred policy monitoring fees	980,597	1,112,651
Investment in securities	672,115	611,298
Charitable contributions	176,199	-
Contingency costs	146,752	98,514
Compensated absences	40,932	40,095
State taxes	27,188	148,455
Unrealized revenues and brokerage fees	-	998,716
Unrealized loss on marketable securities	-	48,414
	7,081,387	7,925,714
Valuation allowance	(643,403)	(582,587)
Net deferred tax assets	6,437,984	7,343,127

Deferred tax liabilities:
Settlement costs	(861,080)	(945,259)
Depreciation	(140,860)	(185,905)
Prepaid expenses	(43,750)	(17,938)
Loss on investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(1,059,030)	(1,162,442)
Total deferred tax asset, net	$5,378,954	$6,180,685

Summary of deferred tax assets:
Current	$1,327,918	$1,312,215
Non-current	4,051,036	4,868,470
Total deferred tax asset, net	$5,378,954	$6,180,685

In fiscal 2010, we recorded a valuation allowance of $611,298 for capital losses resulting from other-than-temporary impairments. This amount represents capital losses that we were not able to deduct until we had corresponding capital gains to apply the losses against. In fiscal 2011, we had capital gains of $82,031. This reduced the valuation allowance to $582,587 at February 28, 2011. In fiscal 2012, we had capital losses of $173,760 that we were not able to deduct until we had corresponding capital gains, against which to apply the losses. This increased the valuation allowance to $643,403 at February 29, 2012.

With few exceptions, we are no longer subject to Federal, state or local examinations by tax authorities for fiscal years 2007 and prior.

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

At February 29, 2012, we determined that it is more likely than not that we will be assessed additional Texas Margin Tax for non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin Tax taxable basis. At February 29, 2012, and February 28, 2011, the amount accrued for this uncertain tax position was $123,374.

(15) COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive (loss) income for fiscal 2012, 2011 and 2010, was $(3,033,566), $23,335,837 and $28,375,854, respectively. Basic and diluted (loss) earnings per share for comprehensive income for fiscal 2012, 2011 and 2010, net of tax, were $(0.16), $1.25 and $1.53, respectively.

Dividends. There are no formal restrictions that materially limit, or are reasonably expected to materially limit, our ability to pay dividends. We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
02/24/09	03/16/09	$0.0600
05/07/09	06/15/09	$0.0600
05/14/09	06/15/09	$0.2000
07/27/09	09/15/09	$0.2000
10/26/09	12/15/09	$0.2000
01/25/10	03/15/10	$0.2000
04/26/10	06/15/10	$0.2000
08/06/10	09/15/10	$0.2000
09/03/10	10/29/10	$0.2000
10/21/10	12/15/10	$0.2000
01/06/11	02/15/11	$0.0400
01/21/11	03/15/11	$0.2000
05/04/11	06/15/11	$0.2000
08/11/11	09/15/11	$0.2000
11/23/11	12/15/11	$0.2000
02/27/12	03/15/12	$0.1000

We had no share based awards that were granted, modified or outstanding for the years ended February 28/29, 2012, 2011 and 2010, and as a result, we had no share based compensation expense in any year.

Stock Split. On December 2, 2010, our board of directors authorized a five-for-four split of the common stock, effected in the form of a stock dividend, distributed on December 31, 2010, to shareholders of record of December 21, 2010. The par value of the additional shares of common stock issued in connection with the stock split was credited to “Common Stock” and a like amount charged to “Additional paid-in-capital” in the period the shares were distributed. Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. The following table represents the number of common shares and per share data before and after the stock split.

	For the Year Ended February 28/29,
	2012		2011			2010
	Before Stock Split	After Stock Split	Before Stock Split	After Stock Split		Before Stock Split	After Stock Split
Shares Outstanding:
Common Stock issued and outstanding	14,917,974	18,647,468 *	14,917,974	18,647,468	*	14,859,016	18,573,770	*
Treasury Stock	82,026	102,532	82,026	102,532		165,338	206,673
Average Common and Common Equivalent Shares Outstanding:
Basic and Diluted	14,917,974	18,647,468	14,913,243	18,641,554		14,859,016	18,573,770
Basic and Diluted Earnings per Share
Net (Loss) Income	(0.21)	(0.17)	1.57	1.26		1.75	1.40
Basic and Diluted Earnings per Share
Comprehensive Income	(0.20)	(0.16)	1.56	1.25		1.91	1.53

*	Reflects 18,750,000 shares are issued and outstanding less the number of treasury shares outstanding at those points in time, adjusted for the number of treasury shares retired for the latest 5-for-4 split in fiscal 2011.

Treasury Stock. No treasury share purchases were made in fiscal 2010, 2011 or 2012. With the stock split in fiscal 2011, we retired 33,853 treasury shares to avoid exceeding the 18,750,000 total number of shares authorized. All of these transactions are reflected on the Statements of Shareholders’ Equity and are considered in the non-affiliated market value calculation.

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

Following is a table of Investment in Securities measured at fair value on a recurring basis as of February 28, 2011 and February 29, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Municipal and corporate bonds	$4,487,387	$-	$-	$4,487,387
U.S. common stocks	473,776	-	-	473,776
Commodity, index and foreign currency funds	149,514	-	-	149,514
Total at February 28, 2011	$5,110,677	$-	$-	$5,110,677
Municipal and corporate bonds	$400,000	-	-	$400,000
Total at February 29, 2012	$400,000	$-	$-	$400,000

Our financial assets and liabilities are certificates of deposit, accounts receivable, note receivable, investments in securities, investments in policies, investment in life settlements trust, accounts payable and accrued liabilities. The recorded values of certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 5 through 8. The recorded value of the note receivable is the original note amount plus accrued interest. The note’s fair value is not readily determinable; it is discussed in Note 10. The recorded value of investments in securities is based on fair value as a result of impairment and is discussed in Note 7. The investment in the Trust is accounted for using the equity method of accounting and is recorded at our investment account balance. The investment’s fair value is not readily determinable; it is discussed in Note 13.

The carrying value of our investments in policies totaled $8,858,534, which includes $1,192,396 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $4,483,039. Fair value of the investment in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates. The investments in policies are discussed more fully in Note 12. A progression of the Level 3 inputs is shown in the table below:

Balance at February 28, 2011	$4,681,176
Purchases of policies	90,332
Maturities of policies	(2,398)
Sales of policies	(95,333)
Change in valuation	(190,738)
Estimated Fair Value at February 29, 2012	$4,483,039

(17) RELATED PARTY TRANSACTIONS

We currently operate under an agreement with ESP Communications, Inc. (“ESP”), which is owned by the spouse of our Chairman and CEO. Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims. Either party may cancel the agreement with a 30-day written notice. We currently pay ESP $7,500 on a semi-monthly basis for its services. We recorded management services expense concerning this agreement with ESP of $180,000 in each of fiscal 2012, 2011 and 2010.

We periodically use an aircraft owned by our Chairman and CEO and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F). We believe the reimbursed cost is well below the fair rental value for such use. In fiscal 2012, 2011 and 2010, we reimbursed costs of $422,057, $189,653 and $404,093, respectively, for such use. We also periodically use a motoryacht owned by our Chairman and CEO and reimburse him for the direct costs of our use. We believe the reimbursed cost is well below the fair rental value for such use. In fiscal 2012, 2011 and 2010, we reimbursed costs of $136,497, $187,626 and $145,352, respectively, for such use.

(18) CONTINGENCIES

We are aware of certain instances wherein the insurance companies denied payment on policies in which we arranged the settlement with purchasers. Most of these denials are related to unforeseeable reduction in face value. Face value of the policies in question total $541,665 and are recorded in accrued settlement expense at February 29, 2012. During fiscal 2012, we accrued an additional $356,120 for future claims that might arise in relation to these policies and paid $19,546 of settlements during the year, which had been accrued in previous periods.

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

On January 3, 2012, we and certain of our directors and officers were sued by the SEC in the U.S. District Court for the Western District of Texas, Waco Division, in an action styled Securities and Exchange Commission v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden and David M. Martin, Civil Action No.: 6:12-CV-00002. The suit alleges that we, our Chairman and CEO Brian Pardo, General Counsel Scott Peden, and Chief Financial Officer David Martin had knowledge of, but failed to disclose to our shareholders, the alleged underestimation of the life expectancies of settlors of viatical and life settlement policies. The suit further claims that we prematurely recognized revenues from the sale of the settlements and that we understated the impairment of our investments in policies. The suit also claims that Pardo and Peden sold shares while possessing inside information, which was the alleged knowledge of the purported underestimation of life expectancies and the impact on our revenues from the purported underestimation. In addition, the suit alleges that the defendants misled our auditors about our revenue recognition policy. The suit contains claims for violations of various Federal securities statutes and regulations, including violations of the antifraud provisions of the Securities Act of 1933 and the Securities and Exchange Act of 1934, and rules under those acts, and seeks various forms of relief, including injunctive relief, disgorgement, and civil penalties.

We believe our internal data, along with applicable industry trends and practices, refute the claims about the underestimation of life expectancies and that our revenue recognition practices, which were addressed in our Form 10-K for the period ended February 28, 2011, did not result in violations of the Federal securities laws. We filed a motion to dismiss the action on February 29, 2012 which was denied on April 19, 2012. We filed our answer on May 4, 2012. No claims were asserted against our subsidiary, Life Partners, Inc., and the suit has no direct effect on any of Life Partners, Inc.’s life settlements or its life settlement clients.

In February and March of 2011, six putative securities class action complaints were filed in the U.S. District Court for the Western District of Texas, Waco Division. The first-filed of these is styled Gerald A. Taylor, Individually and On Behalf of All Others Similarly Situated v. Life Partners Holdings, Inc., Brian D. Pardo, Nina Piper, David M. Martin, and R. Scott Peden, Civil Action No.: 2:11-CV-0027-AM The case was transferred to the Del Rio Division of the Western District. On July 5, 2011, these actions were consolidated into the case styled Selma Stone, et al. v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and David M. Martin, Civil Action No. DR-11-CV-16-AM. The consolidated complaint was filed on August 15, 2011, asserting claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and for control person liability under Section 20(a). Following the filing of a motion to dismiss the consolidated complaint and response and reply briefing by both sides, and following the SEC’s filing of its complaint, on January 23, 2012, plaintiffs filed an unopposed motion for leave to amend complaint, which the district court granted on February 10, 2012. On February 10, 2012, plaintiffs filed their first amended complaint alleging the same claims that were asserted in the prior complaint. However, by the amended complaint, plaintiffs assert substantially similar, and at times identical, facts and allegations to those asserted by the SEC in its complaint. Plaintiffs seek damages and an award of costs on behalf of a class of shareholders who purchased or otherwise acquired our common stock between May 26, 2006, and June 17, 2011. On March 26, 2012, defendants filed their motion to dismiss the amended complaint, which is currently pending.

We, our directors, and certain present and former officers have also been named as defendants in a shareholder derivative suit, which is based generally on the same alleged facts as the putative class action suits. On or about February 19, 2011, our board of directors received a shareholder demand letter sent on behalf of Gregory Griswold. That demand letter claimed that we were damaged because our business practices “caused [us] to have inaccurate life expectancy rates.” The independent directors (Tad Ballantyne, Harold Rafuse and Fred Dewald) conducted a review and, on April 11, 2011, they determined that it was not in our best interests to pursue the claims raised in the demand letter. On June 1, 2011, Griswold filed, in the United States District Court for the Western District of Texas, Waco Division, a shareholder derivative complaint styled Gregory Griswold, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00145. On or about June 1, 2011, Paul Berger, another shareholder, sent a shareholder demand letter to us and the independent directors making similar claims. The independent directors retained independent counsel and commenced a review, pursuant to statute, of the claims raised in Berger’s demand letter not previously raised in Griswold’s demand. Without making a demand on us or the board, on June 9, 2011, Harriet Goldstein, a third shareholder, filed a second derivative complaint in the United States District Court for the Western District of Texas, Waco Division, styled Harriet Goldstein, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00158. The Goldstein and Griswold cases were transferred to the Del Rio Division of the Western District of Texas, and on July 19, 2011, by an agreed-upon motion of the parties, the two cases were consolidated in the Del Rio Division under Consolidated Case Number 2:11-CV-00043. On August 18, 2011, Griswold and another plaintiff, Steven Zackian, filed a consolidated and amended complaint asserting claims of breach of fiduciary duty, gross mismanagement, and unjust enrichment. This complaint dropped Goldstein as a plaintiff. The complaint alleges that the defendants breached their fiduciary duties to us (the company) through the use of excessive life expectancies and incorrect accounting practices, which in general tracked the allegations previously disclosed regarding the SEC’s Wells Notice and our prior auditors’ resignation, and alleges that these breaches were not properly disclosed resulting in violations of the Federal securities laws. The complaint also claimed that the defendants caused us to pay “abnormally large dividends” for the benefit of Brian Pardo; and the defendants subjected us to “adverse publicity” as well as lawsuits and regulatory investigations. The complaint also claims that Brian Pardo and Scott Peden had “used their knowledge of Life Partners’ material, non-public information to sell their personal holdings while [our] stock was artificially inflated,” and that the Audit Committee had failed to exercise proper oversight. On October 3, 2011, the independent directors filed a motion to dismiss certain of the claims covering the use of “unsupportable life expectancies”, and a motion to stay the remaining claims to allow time to complete a review as to whether it was in our best interests to pursue the remaining claims. That review construed the complaint and Berger’s demand letter as raising largely the same claims. On October 31, 2011, the independent directors completed their investigation and issued a confidential report, which contained their determination that it would not be in our best interests to pursue any of the claims set forth in the complaint or Berger’s demand letter since the claims are not well-founded and have little likelihood of success. On December 20, 2011, the independent directors filed an amended motion to dismiss all claims in the complaint, based on the findings of their investigation.  Plaintiffs are conducting limited discovery in response to the motion to dismiss. On January 31, 2012, Berger filed a complaint, also in the United States District Court for the Western District of Texas, Del Rio Division, substantially setting forth the allegations in his earlier demand letter.  Berger’s complaint named the same defendants as the Griswold and Zackian complaint, except it did not name Nina Piper.  On February 7, 2012, Griswold and Zackian moved to consolidate the Berger claims into their action; that motion is currently pending before the court.  On February 22, 2012, Griswold and Zackian stipulated to the dismissal of Nina Piper as a defendant in that action.

On March 7, 2011, a putative class action complaint was filed in the U.S. District Court for the Central District of California, Eastern Division, styled William and Mary Rice, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. ECDV 11-00390 VAP (OPx). On May 27, 2011, by agreement of the parties, the Rice case was transferred to the Northern District of Texas, Dallas Division. On April 4, 2011, a putative class action suit was filed in the U.S. District Court for the Northern District of California, San Jose Division, styled Frederick Vieira, et al. v. Life Partners, Inc., No. 5:11-CV-01630-PSG. On June 3, 2011, pursuant to agreement of the parties, the Vieira suit was also transferred to the Northern District of Texas, Dallas Division. Thereafter, several substantially similar putative class action suits were filed in the Northern District of Texas, Dallas Division, including Robert Yoskowitz, et. al. v. Life Partners, Inc., No. 3:11-CV-01152-N, Sean T. Turnbow and Masako H. Turnbow, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. 3:11-cv-01030-M, William Bell, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. 3:11-CV-1325-M, and Michael Jackman v. Life Partners Holdings, Inc., et. al., Civil Action No. 3:11-CV-01093-M. The aforementioned suits were consolidated on June 23, 2011 and on July 11, 2011, the court granted a motion to intervene, joining two additional suits that were filed in the U.S. District Court for the Western District of Texas, Del Rio Division, styled Bryan Springston, et al. v. Life Partners, Inc., et al., Civil Action Number 2:11-CV-00029-AM and Y. Patterson, et al. v. Life Partners, Inc., Civil Action No. 2:11-CV-000030-AM. The cases were consolidated under the style Turnbow et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden, Civil Action No. 3:11-CV-1030-M. On August 25, 2011, plaintiffs filed their consolidated class action complaint (“complaint”), alleging claims of breach of fiduciary duty against Life Partners, Inc. (“LPI”), aiding and abetting breach of fiduciary duty against Pardo, Peden and us, breach of contract against LPI, and violation of California Unfair Competition Law by LPI, Pardo and Peden. All of plaintiffs’ claims arise out of the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use thereof in the facilitation of life settlement transactions in which plaintiffs acquired interests. On September 15, 2011, defendants filed a motion to dismiss, which the court has not yet decided. Plaintiffs filed their motion for class certification on February 15, 2012. Defendants will file their response in opposition to plaintiffs’ motion for class certification on May 16, 2012, and plaintiffs’ reply in support of the motion is due on June 15, 2012. The case is set for trial on April 15, 2013.

On March 11, 2011, a putative class action suit was filed in the 191st Judicial District Court of Dallas County, Texas, styled Helen Z. McDermott, Individually and on Behalf of all Others Similarly Situated v. Life Partners, Inc., Cause No. 11-02966. McDermott asserts claims for breach of contract, breach of fiduciary duty, and unjust enrichment on behalf of a putative class of all persons residing in the United States who purchased any portion of a life settlement that matured earlier than the estimated maximum life expectancy. Plaintiffs seek as purported damages (i) the amount of funds placed in escrow that was allegedly not needed or used for policy maintenance and was not returned or paid to plaintiffs, (ii) attorneys’ fees, and (iii) costs. Plaintiffs also seek injunctive relief, restitution, and disgorgement. LPI has filed its answer and the parties have engaged in pre-certification discovery, including depositions. Plaintiff’s deadline to file her brief in support of class certification is due by June 5, 2012. The class certification hearing is scheduled for July 30, 2012. The case is set for trial on March 11, 2013.

On March 14, 2011, a putative class action suit was filed in the 14th Judicial District Court of Dallas County, Texas, styled Michael Arnold and Janet Arnold v. Life Partners, Inc., Life Partners Holdings, Inc., and Abundant Income, Cause No. 11-02995. Plaintiffs ultimately amended their petition several times, adding additional named plaintiffs, and dismissing us (the company) with prejudice. Plaintiffs asserted two causes of action. The first claim asserted that defendants violated the registration provisions of the Texas Securities Act because the life settlements facilitated by LPI were securities and were not registered. The second claim asserted that defendants committed fraud under the Texas Securities Act because they represented that the life settlements were not securities. LPI answered and filed counterclaims against plaintiffs for the filing of a frivolous lawsuit. On September 26, 2011, the court entered an order granting LPI’s motion for partial summary judgment. The motion was based on, among other arguments, the arguments that the life settlements had previously been held not to be securities under Federal and state law. As a result of the court order, plaintiffs’ claims against LPI were dismissed with prejudice. On January 17, 2012, the court issued an order adjudicating all outstanding claims by and against LPI and plaintiffs, and plaintiffs have appealed the court’s decision dismissing their claims. Plaintiffs/appellants brief to the Dallas Court of Appeals is due on May 14, 2012.

On April 8, 2011, a putative class action complaint was filed in the 40th Judicial District Court of Ellis County, Texas, styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR). On July 27, 2011, by agreement of the parties, the Willingham case was transferred to the 101st Judicial District Court of Dallas County under Cause No. DC-11-10639. Plaintiff asserts claims of breach of fiduciary duty and breach of contract. All of plaintiff’s claims are based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization” on behalf of all Texas residents that purchased an interest in a life settlement facilitated by LPI. Plaintiff seeks economic and exemplary damages, attorneys’ fees and costs, and equitable relief in the form of enjoining LPI from continuing to engage in the alleged practices. On October 7, 2011, the parties filed a joint motion to transfer and consolidate for pre-trial purposes the Willingham case with a similar pending action styled Helen McDermott, et al. v. Life Partners, Inc., Cause No. 11-02966, pending in the 191st Judicial District Court of Dallas County, Texas, in which plaintiff is represented by the same law firm representing the Willingham plaintiff On January 4, 2012, LPI filed a motion for summary judgment, which was heard by the court on March 8, 2012. The court has not yet ruled on the motion. The court entered an agreed scheduling order in the case, under which a class certification hearing is scheduled for October 30, 2012, and trial is set for August 26, 2013.

On November 8, 2011, a putative class action was filed, which is styled Marilyn Steuben, on behalf of herself and all other California citizens similarly situated v. Life Partners, Inc., Superior Court of the State of California for the County of Los Angeles Court, Case No. BC472953. This suit is virtually identical to the Willingham case, other than it asserts a claim under California’s Unfair Competition law. Plaintiff is represented by the same law firm as Willingham. Like the Willingham suit, this suit alleges that LPI breached duties to Plaintiff and putative class based upon the failure to “optimize” premiums. On December 9, 2011, LPI removed the case from the California Superior Court to the U.S. District Court for the Central District of California (Los Angeles), and on December 16, 2011, LPI filed a motion to dismiss the complaint. On January 12, 2012, plaintiff filed a motion to remand which was granted on April 25, 2012. LPI has appealed the district court’s remand decision.

We are party to a lawsuit filed on November 3, 2011, styled Angela Austin, et. al. v. Life Partners, Inc., Life Partners Holdings, Inc., Doe Individuals 1-100, and Roe Corporations 1-100 inclusive, United States District Court, District of Nevada, Civ. Action No. 2:11-cv-01767-PMP-GWF.  LPI is plaintiff in a lawsuit filed in McLennan County, Texas, regarding the same nexus of facts styled Life Partners, Inc. v. Angela Austin, et. al., Cause No. 2011-1876-3, filed on May 3, 2011.  Plaintiffs/defendants are approximately 94 individuals and entities who purchased life and viatical settlement policies through LPI.  This suit is substantially similar to and overlaps with the other lawsuits brought by life settlement investors.  The claims arise from allegations that LPI used improper life expectancies on its life and viatical settlement transactions and made false or misleading representations related to the life expectancies.  The specific causes of action brought by plaintiffs are fraudulent misrepresentation, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing (both on a contract and tort basis), violations of Nevada’s Viatical Settlement Act, violations of Nevada’s Deceptive Trade Practices Act, rescission, breach of contract, unjust enrichment, fraud in the inducement, and negligence per se.  The suit filed by LPI in Texas was filed before the Nevada suit, and was an attempt to preempt the plaintiffs’ suit and adjudicate the parties’ rights under the applicable contracts.  The parties are currently awaiting rulings that will determine in which court the action will proceed.

While management believes that we have meritorious defenses in all of the above legal proceedings, including the SEC suit, and we fully intend to defend these proceedings vigorously, as with all litigation, the defense of such proceedings is subject to inherent uncertainties, and the actual costs will depend upon numerous factors, many of which are as yet unknown and unascertainable. Likewise, the outcome of any litigation is necessarily uncertain. We may be forced to continue to expend considerable funds in connection with attorneys’ fees, costs, and litigation-related expenses associated with the defense of these proceedings, and management’s time and attention will also be taxed during the pendency of these proceedings.

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

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of any pending proceeding. Nevertheless, although litigation is subject to uncertainty, management believes, and we have been so advised by counsel handling the respective proceedings, that we have a number of valid legal defenses in all pending litigation to which we or our directors or officers are a party, as well as valid bases for appeal of potential adverse rulings that may be rendered against us. All such proceedings are, and will continue to be, vigorously defended, and, to the extent available, all valid counterclaims pursued. Notwithstanding this fact, we may enter into settlement discussions in particular proceedings if we believe it is in the best interests of our shareholders to do so.

We have elected to advance premiums on certain older polices on which the initial premium payment reserves have been fully utilized. In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances or repurchased the policies as an accommodation to certain purchasers, upon our desire to preserve business goodwill, and based on our assumptions that we will ultimately recoup the advances or investment. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. We record an allowance against the premium advances at the time of the advance and treat reimbursements as a reduction of the allowance. We are unable to estimate the amount of any future advances we may elect to make or the timing of the amount of reimbursements we are likely to receive. Since advances precede reimbursements, we expect the amount of advances will exceed reimbursements as our purchaser base increases. During fiscal 2012, 2011 and 2010, we advanced premiums totaling $1,851,803, $4,424,840 and $2,116,586 respectively, and received repayments of advances of $564,445, $1,540,981 and $683,671, respectively.

(19) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements. The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan for fiscal 2012, 2011 and 2010 were $78,431, $161,536 and $166,949, respectively.

(20) SUBSEQUENT EVENTS

We sold the viatical portion of our Investment in Policies to an unrelated party on May 1, 2012 for $3,870,353, resulting in a book gain of $1,584,477. The remainder of the carrying value of the investment, $6,572,658, is classified as a long-term asset.

(21) QUARTERLY FINANCIAL DATA

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2012, 2011 and 2010. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein.

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$9,833,395	$10,811,349	$6,666,795	$5,610,650
Loss from Operations	$(1,433,512)	$(509,014)	$(2,162,342)	$(1,631,771)
Pre-tax Loss	$(1,290,866)	$(405,540)	$(1,475,900)	$(1,381,093)
Net Loss	$(874,144)	$(323,183)	$(1,082,848)	$(843,303)
Net Loss Per Share	$(0.05)	$(0.02)	$(0.06)	$(0.05)

	Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$31,231,136	$33,157,423	$20,159,650	$17,031,006
Income from Operations	$12,857,536	$13,264,440	$5,537,341	$3,488,476
Pre-tax Income	$13,126,916	$13,179,682	$6,046,425	$3,859,361
Net Income	$8,183,150	$8,252,093	$3,960,688	$3,029,818
Net Income Per Share	$0.44	$0.44	$0.21	$0.16

	Fiscal 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$26,366,949	$28,057,548	$28,070,602	$26,297,460
Income from Operations	$10,237,028	$9,969,317	$10,527,686	$12,695,154
Pre-tax Income	$10,939,235	$10,506,269	$10,991,993	$10,836,986
Net Income	$6,595,243	$6,322,644	$6,628,460	$6,530,866
Net Income Per Share	$0.36	$0.34	$0.36	$0.35

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description
3.1	Articles of Incorporation, dated August 16, 2002 (1)
3.2	Amended Articles of Incorporation, dated April 24, 2003 (1)
3.3	Amended Articles of Incorporation, dated August 16, 2007 (as corrected) (1)
3.4	Amended and Restated Bylaws (1)
4.1	Form of stock certificate for our common stock (1)
14	Code of Ethics for Directors and Executive Officers (2)
21	Subsidiaries of the Registrant (1)
31	Rule 13a-14(a) Certifications	63
32	Section 1350 Certification	65

_______________________

(1)	These exhibits were filed with our Annual Report on Form 10-K for the year ended February 28, 2010, and are incorporated by reference herein.

(2)	This exhibit was filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and is incorporated by reference herein.

Our exhibits on Form 10-K for the year ended February 29, 2012, as filed with the SEC, are available on our website at www.lphi.com under “Investor Relations/Filings”. They are also available to any shareholder, upon request, by calling 800-368-5569 or writing to Mr. R. Scott Peden, General Counsel, Life Partners Holdings, Inc., 204 Woodhew Drive, Waco, Texas 76712. Shareholders requesting exhibits to the Form 10-K will be provided the same upon payment of reproduction expenses.

