Form 10-Q
period 2012-05-31
LIFE PARTNERS HOLDINGS INC
filed 2012-07-09
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 31, 2012

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

Shares of Common Stock, $.01 par value, outstanding as of June 4, 2012: 18,647,468 (18,750,000 issued and outstanding less 102,532 treasury shares)

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - May 31, 2012 (Unaudited) and February 29, 2012	3-4

	Condensed Consolidated Statements of Operations - For the Three Months Ended May 31, 2012 and 2011 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows - For the Three Months Ended May 31, 2012 and 2011 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

Exhibit Index		27

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2012 (Unaudited) AND FEBRUARY 29, 2012

ASSETS

	May 31, 2012	Feb. 29, 2012
CURRENT ASSETS:

Cash and cash equivalents	$12,730,186	$11,362,688
Certificates of deposit	100,937	100,848
Investment in securities	-	400,000
Accounts receivable – trade	96,751	99,363
Accounts receivable – other	4,193,879	34,359
Note receivable	-	581,096
Current portion of investment in policies	2,861,323	2,317,974
Current portion of income tax receivable	2,523,127	1,807,128
Deferred income taxes	1,396,974	1,327,918
Prepaid expenses	1,326,337	474,837

Total current assets	25,229,514	18,506,211

PROPERTY AND EQUIPMENT:

Land and building	2,316,202	2,316,202
Proprietary software	545,663	545,663
Furniture, fixtures and equipment	1,543,222	1,478,885
Transportation equipment	9,800	9,800

Subtotal	4,414,887	4,350,550

Accumulated depreciation	(2,133,148)	(2,070,316)

Net property and equipment	2,281,739	2,280,234

OTHER ASSETS:

Premium advances, net of reserve of $3,943,057 and $3,804,219, respectively	7,643,891	7,216,534
Investments in policies	-	6,540,560
Investment in life settlements trust	6,305,157	6,337,339
Artifacts and other	834,700	834,700
Income tax receivable	2,429,663	-
Deferred income taxes	559,667	4,051,036
Total other assets	17,773,078	24,980,169

Total assets	$45,284,331	$45,766,614

See the accompanying notes to Condensed Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2012 (Unaudited) AND FEBRUARY 29, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY

	May 31, 2012	Feb. 29, 2012
CURRENT LIABILITIES:

Accounts payable	$1,031,414	$710,148
Accrued liabilities	610,393	605,299
Dividends payable	1,872,403	1,872,399
Accrued settlement expense	419,292	419,292
Current deferred policy monitoring costs	402,485	398,689

Total current liabilities	4,335,987	4,005,827

Long-term portion of deferred policy monitoring costs	2,583,106	2,523,493
Income taxes payable	33,339	77,678

Total long-term liabilities	2,616,445	2,601,171

Total liabilities	6,952,432	6,606,998

SHAREHOLDERS' EQUITY:

Common stock, $.01 par value 18,750,000 shares authorized; 18,647,468 shares issued and outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	27,106,409	27,934,126
Less: treasury stock – 102,532 shares as of May 31 and February 29, 2012	(385,064)	(385,064)

Total shareholders' equity	38,331,899	39,159,616

Total liabilities and shareholders' equity	$45,284,331	$45,766,614

See the accompanying notes to Condensed Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2012 AND 2011

(Unaudited)

	Three Months Ended May 31,
	2012	2011
REVENUES	$5,739,557	$9,833,395

BROKERAGE FEES	3,573,399	6,149,003

REVENUES, NET OF BROKERAGE FEES	2,166,158	3,684,392

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,775,652	1,780,223
Legal and professional expense	1,011,081	2,047,571
Impairment of investment in policies	671,918	260,829
Premium advances, net	275,031	620,042
Settlement costs	79,604	342,974
Depreciation	62,832	66,265

Total operating and administrative expenses	3,876,118	5,117,904

LOSS FROM OPERATIONS	(1,709,960)	(1,433,512)

OTHER INCOME (EXPENSES):
Interest income and other (expense)	94,549	185,994
Gain on sale of assets	3,482,470	-
Loss on settlement of note receivable	(231,096)	-
Realized loss on sales of securities	-	(43,348)

Total other income	3,345,923	142,646

INCOME (LOSS) BEFORE INCOME TAXES	1,635,963	(1,290,866)

Total income tax expense (benefit)	598,932	(416,722)

NET INCOME (LOSS)	$1,037,031	$(874,144)

EARNINGS (LOSS):

Per share – Basic and Diluted	$0.05	$(0.05)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	18,647,468	18,647,468

THE COMPONENTS OF COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$1,037,031	$(874,144)
Unrealized gain on investment securities, net of taxes	-	10,382

COMPREHENSIVE INCOME (LOSS)	$1,037,031	$(863,762)

See the accompanying notes to Condensed Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2012 AND 2011

(Unaudited)

	Three Months Ended May 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,037,031	$(874,144)
Adjustments to reconcile net income (loss) to operating activities:
Depreciation	62,832	66,265
Impairment of investments in policies	671,918	260,829
Gain on sale of investments in policies	(3,482,470)	-
Increase in allowance for premium advances	138,838	166,566
Realized loss on sales of securities	-	43,348
Loss on settlement of note receivable	231,096	-
Deferred income taxes	3,422,313	136,870
(Increase) decrease in operating assets:
Accounts receivable	26,363	24,396
Note receivable	350,000	-
Income taxes receivable and payable	(3,190,001)	(1,116,669)
Prepaid expenses	(851,500)	(110,791)
Premium advances, net	(566,195)	(165,735)
Increase (decrease) in operating liabilities:
Accounts payable	321,266	(870,972)
Accrued liabilities	5,094	12,413
Accrued settlement expense	-	152,367
Deferred policy monitoring costs	63,409	(58,164)
Net cash used in operating activities	(1,760,006)	(2,333,421)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in certificates of deposit	(89)	(13)
Proceeds from sales of marketable securities	400,000	968,253
Purchases of property and equipment	(64,337)	(37,108)
Investment in life settlements trust	-	(190,782)
Proceeds from investment in life settlements trust	32,182	-
Maturities of investments in policies	-	234,774
Proceeds from sales of investments in policies	4,693,178	-
Purchase of policies for investment purposes	(68,686)	(200,341)
Net cash provided by investing activities	4,992,248	774,783
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,864,744)	(3,733,115)
Net cash used in financing activities	(1,864,744)	(3,733,115)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,367,498	(5,291,753)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,362,688	27,610,564
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,730,186	$22,318,811
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$366,620	$563,080

See accompanying notes to Condensed Consolidated Financial Statements.

Life Partners Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

May 31, 2012

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include the accounts of Life Partners and its wholly owned subsidiary, LPI. All significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period in the normal course of business. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

These Condensed Consolidated Financial Statements have been prepared without audit, pursuant to the rules and regulations of the SEC, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our most recent Annual Report on Form 10-K.

Property and Equipment. Our property and equipment are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the three months ended May 31, 2012 and 2011 (the “First Quarter of this year” and “First Quarter of last year”, respectively) was $62,832 and $66,265, respectively. The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other. The artifacts and other assets are stated at cost. We have evaluated these assets, obtained a recent appraisal, and believe there is no impairment in their value as of May 31, 2012, and February 29, 2012.

Impairment of Long-Lived Assets. We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired. During the First Quarter of this year and last year, we recorded impairment of $671,918 and $260,829, respectively.

Revenue Recognition. We recognize income at the time a settlement closes and we defer revenue to cover minor policy monitoring services provided after the settlement date and amortize this amount over the anticipated life expectancy of the insureds. This amount is shown as Deferred Policy Monitoring Costs within current and long-term liabilities on the consolidated balance sheets.

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

Concentrations of Credit Risk and Major Customers. In the First Quarter of this year and last year, there was no compensation to any single licensee organization that represented more than 10% of brokerage fees. For the First Quarter of this year, five brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 98% of the total face value of completed transactions. For the First Quarter of last year, six brokers each accounted for more than 10% of the face value of all completed transactions, and constituted 87% of the total face value of completed transactions.

(3) NEW ACCOUNTING PRONOUNCEMENTS

In January 2011, the FASB issued ASU 2011-06, Improving Disclosures about Fair Value Measurements. ASU 2011-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2011-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. ASU 2011-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years. We adopted ASU 2011-06 on March 1, 2012. The adoption of ASU 2011-06 did not have a material impact on our footnote disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  ASU 2011-04 became effective for us beginning March 1, 2012, and has no material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of shareholders’ equity will be eliminated. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance became effective for us beginning March 1, 2012, and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income (loss), the adoption does not have an impact on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 indefinitely defers the new provisions under ASU 2011-05, which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. This ASU became effective for us on March 1, 2012, and had no material impact on our Consolidated Financial Statements.

(4) CASH AND CASH EQUIVALENTS

For purposes of the consolidated balance sheets and statements of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents. The average balance of our operating checking account balance is generally in excess of $250,000. The Federal Deposit Insurance Corporation (“FDIC”) currently insures all bank accounts up to $250,000, with unlimited coverage on non-interest-bearing accounts. Amounts in interest-bearing accounts in excess of $250,000, with the exception of amounts in FDIC sweep accounts, are at risk to the extent that their balances exceed FDIC coverage. Money market investments generally do not have FDIC protection. We believe we have mitigated our exposure to loss with deposits in a combination of six smaller community banks, and three of the largest national financial institutions.

(5) CERTIFICATES OF DEPOSIT

A certificate of deposit with an original maturity of greater than three months, but less than a year, is held in one banking institution. The certificate of deposit was not in excess of the FDIC insurance limit at May 31, 2012, or February 29, 2012.

(6) INVESTMENTS IN SECURITIES

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Our securities investments consist of common stocks, municipal and corporate bonds, and commodity, index and foreign currency funds and are classified as available-for-sale securities.

The table below shows the cost and estimated fair value of the investment securities classified as available-for-sale as of February 29, 2012. There were no investment securities at May 31, 2012.

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal and corporate bonds	$400,000	$-	$-	$400,000
Total at Feb. 29, 2012	$400,000	$-	$-	$400,000

(7) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the consolidated balance sheets termed Accounts Receivable – Trade are amounts reflecting non-interest bearing advances to facilitate a settlement transaction. We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds. Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment. The receivable amounts at May 31, 2012, and February 29, 2012, were $96,751 and $99,363, respectively.

(8) ACCOUNTS RECEIVABLE – OTHER

The amounts shown on the consolidated balance sheet at May 31, 2012, termed Accounts Receivable – Other, is composed of $4,183,271 due us from sales of investments in policies and loans of $10,608 to various employees for a total of $4,193,879. The amount for February 29, 2012, is composed of $15,949 due us from maturities of policies and loans of $18,410 to various employees for a total of $34,359. We consider all receivables to be current and collectible.

(9) NOTE RECEIVABLE

The amount of $581,096 shown on the consolidated balance sheet at February 29, 2012, termed Note Receivable represented a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009. We instituted collection proceedings which resulted in an agreed final judgment being entered against the debtor on April 7, 2010, for the full amount of the note plus accrued interest on that date, attorney’s fees, costs, all taxable costs of court and post judgment interest at the highest rate allowable by law. On May 15, 2012, we received a payment of $350,000 and settled this note, which resulted in a loss of $231,096.

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 29, 2012	$11,020,753
Advances	989,703
Reimbursements and adjustments	(423,508)
Total premium advance balance at May 31, 2012	11,586,948
Allowance for doubtful accounts	(3,943,057)
Net premium advance balance at May 31, 2012	$7,643,891

(11) INVESTMENTS IN POLICIES

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

The table below describes the Investments in Policies account at May 31, 2012.

Policies With Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	-	$-	$-
1-2	-	-	-
2-3	6	44,956	261,742
3-4	31	974,615	1,403,870
4-5	18	161,275	468,924
Thereafter	65	1,680,477	4,963,330
Total	120	$2,861,323	$7,097,866

We evaluate the carrying value of our investments in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return. We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We recorded $671,918 and $260,829 of impairment for the First Quarter of this year and last year, respectively. The fair value of the impaired policies at May 31, 2012, and February 29, 2012, was $229,704 and $1,201,561, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of May 31, 2012, are as follows.

Year 1	$113,353
Year 2	198,574
Year 3	250,012
Year 4	287,744
Year 5	266,848
Thereafter	1,508,210
Total estimated premiums	$2,624,741

The majority of our Investments in Policies were purchased as part of settlement agreements and purchases from existing clients, which we refer to as tertiary purchases. We do not currently have a strategy of buying large amounts of policies for investment purposes, but we expect to continue to make purchases as they may be presented to us and if the purchases can be made with benefit to both parties. Since the purchases for our own account are motivated by settlements and tertiary purchases, the supply of available policies in the secondary market does not affect our purchases. The risks that we might experience as a result of investing in policies are unknown remaining life expectancy, a change in credit worthiness of the policy issuer, funds needed to maintain the asset until maturity and changes in discount rates.

We sold the viatical portion of our Investments in Policies to an unrelated party on May 1, 2012, for $3,829,849, and a significant portion of the life settlements portion of our Investment in Policies to two unrelated parties on May 23, 2012, for $4,056,214. Within the current quarter we also sold several life settlement interests, to various unrelated buyers, for $990,386. The remainder of the carrying value of the investment, $2,861,323, net of impairment, is classified as a current asset, as we anticipate selling the policy interests within the next twelve months.

(12) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the consolidated balance sheets termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements. As of May 31, 2012, and February 29, 2012, we owned 19.9% of the trust, carried at $6.3 million, and accounted for on the equity method of accounting. At May 31, 2012, the Trust owned a portfolio of 259 life insurance settlements with a face value of $680 million, of which LPI supplied settlements with a face value of approximately $278 million. We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets. We have considered any potential impairment to the investment and believe no impairment to the investment value is warranted.

(13) INCOME TAXES

Total income tax expense (benefit) was allocated for the First Quarter of this year and last year as follows:

	Three Months Ended May 31,
	2012	2011
Income tax expense (benefit) from continuing operations	$598,932	$(416,722)

Income tax expense (benefit) was made up of the following components:

	Three Months Ended May 31,
	2012	2011
Current income tax benefit	$(2,823,381)	$(553,592)
Deferred tax expense	3,422,313	136,870
Total income tax expense (benefit)	$598,932	$(416,722)

Income tax expense (benefit) differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the First Quarter of this year and last year, as a result of the following:

	Three Months Ended May 31,
	2012	2011
United States statutory rate	35.0%	35.0%
State income taxes	1.3%	(1.3)%
Permanent differences	0.3%	(1.4)%
Combined effective tax rate	36.6%	32.3%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	May 31, 2012	Feb. 29, 2012
Deferred tax assets:
Premium advances allowance	$1,380,071	$1,331,477
Deferred policy monitoring costs	1,008,061	980,597
Investment in securities	672,115	672,115
Impairment of investment in policies	478,228	3,706,127
Charitable contributions	210,919	176,199
Contingency costs	146,752	146,752
Compensated absences	37,301	40,932
State taxes	11,440	27,188
	3,944,887	7,081,387
Valuation allowance	(643,403)	(643,403)
Net deferred tax assets	3,301,484	6,437,984
Deferred tax liabilities:
Settlement costs	(716,980)	(861,080)
Unrealized revenues and brokerage fees	(425,816)	-
Depreciation	(171,207)	(140,860)
Prepaid expenses	(17,500)	(43,750)
Loss in investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(1,344,843)	(1,059,030)
Total deferred tax asset, net	$1,956,641	$5,378,954
Summary of deferred tax assets:
Current	$1,396,974	$1,327,918
Non-current	559,667	4,051,036
Total deferred tax asset, net	$1,956,641	$5,378,954

In fiscal 2010, we recorded a valuation allowance of $611,298 for capital losses resulting from other-than-temporary impairments. This amount represents capital losses that we were not able to deduct until we had corresponding capital gains to apply the losses against. In fiscal 2011 and fiscal 2012, we had net capital losses of $91,729. This increased the valuation allowance to $643,403 at February 29, 2012 and May 31, 2012.

$2,523,127 of Income Tax Receivable is a current asset on the condensed consolidated balance sheet at May 31, 2012. This is due to the net operating loss from fiscal 2012 being carried back to previously profitable years, resulting in a refund. $2,429,663 of Income Tax Receivable is a long-term asset at May 31, 2012. Impairment expense recognized prior to fiscal 2013 for book purposes was deferred for tax purposes. With the sale of the majority of Investment in Policies, that impairment will become tax deductible in fiscal 2013, resulting in another refund.

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

At February 29, 2012, we determined that it is more likely than not that we will be assessed additional Texas Margin Tax for non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin Tax taxable basis. The amount accrued for this uncertain tax position at May 31, 2012 and February 29, 2012, was $123,374.

A reconciliation of the beginning and ending amount of unrecognized tax expense for the current period is as follows.

Balance at February 29, 2012	$123,374
Reductions based on tax positions related to the current period	-
Balance at May 31, 2012	$123,374

(14) COMPREHENSIVE INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive (loss) income for the First Quarter of this year and last year was $1,037,031 and $(863,762), respectively. Basic and diluted earnings (loss) per share for comprehensive income for the First Quarter of this year and last year, net of tax, were $0.05 and $(0.05), respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the First Quarter of this year and last year:

Date Declared	Date Paid	Dividend Amount
05/04/11	06/15/11	$0.20
05/23/12	06/15/12	$0.10

We had no share based awards that were granted, modified or outstanding for the First Quarter of this year or last year, and as a result, we had no share based compensation expense in any quarter.

(15) NON-CASH ACTIVITY

We had two transactions that impacted balance sheet accounts but did not have a cash impact. We sold a significant portion of life settlement interests in Investment in Policies in late May 2012, for $4,183,271 which is included in accounts receivable - other at May 31, 2012. We also declared dividends on May 23, 2012, for $1,864,748 which are included in dividends payable at May 31, 2012.

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

Following is a table of Investment in Securities measured at fair value on a recurring basis as of February 29, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3). There were no investment securities at May 31, 2012.

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Municipal and corporate bonds	$400,000	$-	$-	$400,000
Total at Feb. 29, 2012	$400,000	$-	$-	$400,000

Our financial assets and liabilities are cash and cash equivalents, certificates of deposit, accounts receivable, note receivable, investments in securities, investments in policies, investment in a life settlements trust, accounts payable and accrued liabilities. The recorded values of cash and cash equivalents, certificates of deposit, investment in securities, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 4 through 8. The note receivable no longer exists but is discussed in Note 9. The investment in the trust is accounted for using the equity method of accounting. Fair value is not readily determinable; the investment is discussed in Note 12.

The carrying value of our investments in policies totaled $2,861,323, which includes $365,736 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $1,650,702. Fair value of the investment in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates. The investment in policies is discussed more fully in Note 11. The roll forward of the fair value of the investment is as follows:

Fair Value at February 29, 2012	$4,483,039
Sales of Policies	(2,524,301)
Purchases of Policies	1,005
Change in Unrealized Gains	(309,041)
Fair Value at May 31, 2012	$1,650,702

(17) RELATED PARTY TRANSACTION

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

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F). We believe the reimbursed cost is well below the fair rental value for such use. In the three months ended May 31, 2012 and 2011, we reimbursed costs of $106,919 and $43,922, respectively, for such use. We also periodically use a boat owned by our Chairman and CEO, and reimburse him for the direct costs of our use. We believe the reimbursed cost is well below the fair rental value for such use. In the First Quarter of this year, there were no reimbursed costs. Last year, we reimbursed costs of $36,905 for such use.

(18) CONTINGENCIES

We are aware of certain instances wherein the insurance companies denied payment on policies in which we arranged the settlement with purchasers. Most of these denials are related to unforeseeable reduction in face value. Face value of the policies in question total $541,665 and are recorded in accrued settlement expense at February 29 and May 31, 2012. During fiscal 2012, we accrued an additional $356,120 for future claims that might arise in relation to these policies and paid $19,546 of settlements during the year, which had been accrued in previous periods. There was no activity in accrued settlement expense in the current quarter.

There have been no material developments during the current quarter for legal proceedings that were disclosed in our Annual Report on Form 10-K for the year ended February 29, 2012 (the “2012 Annual Report”). For a full disclosure of legal proceedings, please reference our 2012 Annual Report.

We record provisions in the Condensed Consolidated Financial Statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed elsewhere in this note: (i) management has not concluded that it is probable that a loss has been incurred in any pending litigation; or (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending litigation; and (iii) accordingly, management has not provided any amounts in the Condensed Consolidated Financial Statements for unfavorable outcomes, if any.

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

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements. The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan for the First Quarter of this year and last year was $25,247 and $24,289, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note: Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“SEC”), including our Annual Report on Form 10-K for the year ended February 29, 2012 (“Fiscal 2012”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

We follow the guidance contained in ASC 325-30, Investments in Insurance Contracts, to account for our investments in life settlement contracts. ASC 325-30 states that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is made on an instrument-by instrument basis and is irrevocable. Under the investment method, a purchaser recognizes the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are capitalized. Under the fair value method, a purchaser recognizes the initial investment at the purchase price. In subsequent periods, the purchaser re-measures the investment at fair value in its entirety at each reporting period and recognizes changes in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We elected to value our investments in life settlement contracts using the investment method. As of May 31, 2012, and February 29, 2012, our investments in life settlements held for our own account were carried at $2,861,323 and $8,858,534, respectively.

We review the carrying value of our investments in policies for impairment whenever events and circumstances indicate that we might not recover the carrying value of the policies from future maturities. In cases where undiscounted expected proceeds from future maturities are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value (including expected future costs to maintain the policies) exceeds the expected proceeds. Based on this assessment, we recorded impairment costs for investments in policies of $671,918 and $260,829 during the First Quarter of this year and last, respectively.

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

We must make estimates of the collectability of accounts and premium advances. The accounts associated with these areas are critical to recognizing the correct amount of revenue and expenses in the proper period. Within the last quarter of fiscal 2010, issues were resolved which have enabled us to better estimate the collectability of premium advances. The agreement with the State of Texas allowed us to specifically identify a class of investors for whom we made premium advances, and which, under the terms of the agreement, will be uncollectible. Our historical success of collecting premium advances enabled us to build a body of evidence by which we can demonstrate full collectability of the remaining balance of advanced premiums. As a result of the resolution of the suit, the reserve for uncollectible premium advances is based on our best estimate and historical data and premium advances are no longer fully reserved.

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

We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions. We discuss our significant accounting policies, including those policies that are not critical, in Note 2 of our Consolidated Condensed Financial Statements.

New Accounting Pronouncements

Recent accounting pronouncements have been issued including ASU 2011-06, ASU 2011-04, ASU 2011-05 and ASU 2011-12. For a discussion of these pronouncements, refer to Note 3 of our Consolidated Condensed Financial Statements.

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

We are a specialty financial services company, providing purchasing services for life settlements to our client base. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 140,000 purchaser transactions involving over 6,500 policies totaling over $3.0 billion in face value. We believe our experience, infrastructure and intellectual capital provide us a unique market position within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the First Quarter of this year and last year:

	Three Months Ended May 31,
	2012	2011
Number of settlements	10	18
Face value of policies	$30,650,000	$48,943,976
Average revenue per settlement	$573,956	$546,300
Net revenues derived*	$2,166,158	$3,684,392

*      Net revenues derived are exclusive of brokerage and referral fees.

Since the economic crisis in 2008, the life settlement market has declined by more than half. In addition, our business was further affected by an investigation and subsequent suit by the Securities and Exchange Commission (the “SEC”) and a series of news articles that were critical of our operations. A number of private legal actions resulted from these events. For a full disclosure of legal proceedings, please refer to our Annual Report on Form 10-K for the fiscal year ended February 29, 2012. Following these events, we have experienced a substantial drop in purchaser demand through our licensee network, which has resulted in substantially lower revenues and operating losses.

Comparison of the Three Months Ended May 31, 2012 and 2011

We reported net income of $1,037,031 for the First Quarter of this year, compared to a net loss of $(874,144) for the First Quarter of last year. Our net income resulted primarily from selling a large portion of our Investments in Policies for $8.9 million, resulting in a $3.5 million gain. There was a 41.6% decrease in revenues, a 41.2% decrease in revenues net of brokerage fees, and a 24.3% decrease in total operating and administrative expenses, which was largely attributable to a 50.6% decrease in legal and professional expenses.

The decrease in revenue was due to two factors. First, we believe the life settlement market declined from approximately $7.6 billion in face value transactions in calendar 2009 to approximately $3.8 billion in calendar years 2010 and 2011, and the market has continued to perform at this lower level. A second contributing factor was the publication of news articles criticizing our operations coupled with our disclosure of a pending SEC investigation, both of which occurred in the fourth quarter of fiscal 2011. The articles and disclosure of the pending investigation resulted in a significant drop in the price of our common stock and were followed by civil suits based generally on alleged false disclosures or omissions. These developments significantly impacted our operations. Compared to the First Quarter of last year, we closed a lower number of settlements (10 from 18), lower aggregate face values ($30.7 million from $48.9 million) and lower total net revenues derived ($2.2 million from $3.7 million). The increase in the average revenue per settlement (to $573,956 from $546,300) indicates that policies are generally available for life settlement transactions and that our gross revenue decreases result generally from decreases in purchaser demand for life settlements.

Revenues: Revenues decreased by $4,093,838, or 41.6%, from $9,833,395 in the First Quarter of last year to $5,739,557 in the First Quarter of this year. Brokerage fees declined by $2,575,604, resulting in a 41.2% decrease in the net revenues derived.

It is difficult to discern the respective impacts of the general decline in the life settlement markets and the specific adverse developments affecting us. The greater impact upon demand for our services appears to have come from the critical news articles and the uncertainty related to the SEC investigations. These developments have especially hurt our licensee network and purchaser base. Our business model is somewhat unique in the industry in that we are the only publicly held, life settlement company and the only prominent company with a broad, retail base. We believe the publicity from the news articles affected our client base more acutely than the articles might have affected a company with an institutional-oriented base. We believe the articles portrayed us in a false light, and we have worked with our licensees and clients to restore lost confidence and rebut the charges in the articles. We expect that we can gradually repair our client base and restore demand, but anticipate that the declines from these events will continue to adversely affect our operating results in fiscal 2013. Restoration of demand approaching levels we recorded in fiscal 2010 may not occur, however, until and unless we are able to resolve the SEC investigation favorably and the life settlement market strengthens.

Brokerage and Referral Fees: Brokerage and referral fees decreased 41.9%, or $2,575,604, from $6,149,003 in the First Quarter of last year to $3,573,399 in the First Quarter of this year. Brokerage and referral fees as a percentage of gross revenue remained relatively unchanged from 62.5% in the First Quarter of last year to 62.3% in the First Quarter of this year. In the First Quarter of this year, broker referrals accounted for 100% of the total face value of policies transacted, which is unchanged from the First Quarter of last year. For the First Quarter of this year, five brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 98% of the total face value of completed transactions. For the First Quarter of last year, six brokers accounted for more than 10% of the face value of all completed transactions, and constituted 87% of the total face value of completed transactions. No one licensee accounts for more than 10% of the brokerage and referral fees expense.

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

Expenses: Total operating and administrative expenses decreased by 24.3% or $1,241,786 from $5,117,904 in the First Quarter of last year to $3,876,118 in the First Quarter of this year. The decrease is primarily due to legal and professional expense declining $1,036,490, from $2,047,571 in the First Quarter of last year to $1,011,081 in the First Quarter of this year. Legal and professional expense declined primarily as a result of the legal fees associated with the SEC investigation being paid by our director and officers’ insurance carrier, a decline in audit and accounting fees from the prior year, and lower activity in lawsuits filed in previous periods. Other outside services was the only other significant operating and administrative expense that changed; it increased due to increased operating expenses relating to the escrow agent utilized for transactions closed before March 2008.

Impairment of investments in policies in the First Quarter of this year was $671,918, compared to $260,829 in the First Quarter of last year.

During the First Quarter of this year and last year, we made premium advances of $989,703 and $1,237,817, respectively, and were reimbursed $423,508 and $1,072,082, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and, for business goodwill, we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. Net premium advance expense for the First Quarter of this year and last year was $275,031 and $620,042, respectively, primarily as a result of the decreased number of policies exhausting escrow. See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 18.

Settlement costs decreased $263,370, from $342,974 in the First Quarter of last year to $79,604 in the First Quarter of this year. Last year’s expense included a large settlement for a policy payout.

Total other income increased from $142,646 in the First Quarter of last year to $3,345,923 in the First Quarter of this year, primarily due to a gain on the sales of the majority of our Investments in Policies. We sold all of our viatical positions and approximately 40% of our life settlements portfolio to unrelated parties in May 2012. The total gain realized was $3,482,470. We anticipate selling the remainder of our life settlements portfolio within the next twelve months. As a result, we are recording the portfolio as a current asset. Its carrying value as of May 31, 2012, was $2,861,323, net of impairment. See Footnote 11 in the notes to Consolidated Condensed Financial Statements for more information about our Investments in Policies. On May 1, 2012, we settled our note receivable for a payment of $350,000, resulting in a loss of $231,096.

Income Taxes: Income tax expense increased from a benefit of $(416,722) in the First Quarter of last year to expense of $598,932 in the First Quarter of this year, due to a loss in the prior year versus pretax income in the current year.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of May 31, 2012 were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$184,720	$79,388	$94,776	$10,556	$-
Total obligations	$184,720	$79,388	$94,776	$10,556	$-

Liquidity and Capital Resources

Operating Activities: Net cash flows used by operating activities for the First Quarter of this year were $(1,760,006). Uses of cash flow resulted primarily from the gain on the sale of investments in policies of $3,482,470, income tax overpayments of $3,190,001, prepaid expenses of $851,500 and premium advances of $566,195. The increase in prepaid expenses results from prepaid commissions. A deferred income tax decrease of $3,422,313, net income of $1,037,031 and impairment of Investments in Policies of $671,918 reduced the amount of cash flow used by operating activities. Net cash flows used by operating activities for the First Quarter of last year were $2,333,421, primarily from a net loss of $874,144, a lowering of net income taxes payable of $1,116,669 and a reduction of accounts payable of $870,972.

Investing Activities: Net cash flow provided by investing activities was $4,992,248 during the First Quarter of this year. This was primarily from the proceeds from sales of Investments in Policies of $4,693,178 and the sale of Investment Securities of $400,000, less $64,337 for the purchases of property and equipment and $68,686 of purchases of policies for investment purposes. Net cash flow provided by investing activities for the First Quarter of last year was $774,783. This amount consists of $968,253 of proceeds from sales of securities and $234,774 proceeds from maturities of owned policies less $200,341 for purchases of owned policies, $190,782 for an additional investment in the life settlements trust and $37,108 for purchases of property and equipment.

Financing Activities: For the First Quarter of this year and the First Quarter of last year, we used $1,864,744 and $3,733,115, respectively, to pay dividends.

Working Capital and Capital Availability: As of May 31, 2012, we had working capital of $20,893,527, which reflects a working capital decrease of $2,311,284 during the last twelve month period, primarily due to payments of dividends and operating losses, less the sale of the Investment in Policies. Our cash and cash equivalents decreased $9.6 million over the last year, from $22.3 million to $12.7 million as of May 31, 2011 and May 31, 2012, respectively.

Outlook

We anticipate that our revenues and recurring expenses for the remaining fiscal quarters of fiscal 2013 will be consistent with those of the First Quarter of this year. We believe that life settlements as an asset class are attractive alternatives for persons seeking to diversify investment portfolios and avoid economically sensitive investments. Since the returns on life settlements are based on policy maturities, they are not correlated to traditional equity and debt markets and commodity investments. We believe the life settlement market will rebound, although we cannot say when or to what extent a rebound might occur.

The large drops in revenues, the significant legal and professional fees, and operating losses have eroded the strength of our financial condition. The SEC suit has been highly damaging to our business, and we do not anticipate a recovery in our revenues and net income while the SEC suit continues. We are conserving our cash in anticipation that the suit will not be quickly resolved. We have decreased our stock dividends and may make further cuts and could eliminate the dividends. We are reducing our investments, including investments in policies.

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

Our risk exposure in the financial markets consists of exposure to market driven interest rate changes. We invest our excess cash in depository accounts with financial institutions. We attempt to protect and preserve our funds by placing our cash with 10 different institutions. We periodically review the financial stability of the institutions with which we deposit funds. We do not hold derivative financial instruments or financial instruments such as credit default swaps, auction rate securities, mortgage-backed securities or collateralized debt obligations in our investment portfolio.

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Because our business strategy does not rely on generating material returns from our investment portfolio or cash holdings, we do not expect our market risk exposure on our interest-bearing assets to be material.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Part II – other information

Item 1. Legal Proceedings

There have been no material developments during the current quarter for our legal proceedings that were disclosed in our Annual Report on Form 10-K for the year ended February 29, 2012 (the “2012 Annual Report”). For a full disclosure of legal proceedings, please reference our 2012 Annual Report.

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

ITEM 1A.	RISK FACTORS:

See “Risk Factors” in our 2012 Annual Report for a detailed discussion of the risk factors affecting us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION:

None

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 9, 2012

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

By: /s/ David M. Martin
David M. Martin
Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certification of CEO	28
31.2	Rule 13a-14(a) Certification of CFO	29
32	Section 1350 Certification	30

