Form 10-Q
period 2012-08-31
LIFE PARTNERS HOLDINGS INC
filed 2012-10-10
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2012

or

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

Shares of Common Stock, $.01 par value, outstanding as of October 2, 2012: 18,647,468 (18,750,000 issued and outstanding less 102,532 treasury shares)

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – August 31, 2012 (Unaudited) and February 29, 2012	3-4

	Condensed Consolidated Statements of Income - For the Three and Six Months Ended August 31, 2012 and 2011 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows - For the Six Months Ended August 31, 2012 and 2011 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

Exhibit Index		31

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2012 (Unaudited) AND FEBRUARY 29, 2012

ASSETS

	Aug. 31,	Feb. 29,
	2012	2012
CURRENT ASSETS:

Cash and cash equivalents	$12,748,717	$11,362,688
Certificates of deposit	101,027	100,848
Investment in securities	-	400,000
Accounts receivable – trade	-	99,363
Accounts receivable – other	65,881	34,359
Note receivable	-	581,096
Current portion of investment in policies	2,788,515	2,317,974
Current portion of income tax receivable	2,477,600	1,807,128
Deferred income taxes	1,305,596	1,327,918
Prepaid expenses	282,207	474,837

Total current assets	19,769,543	18,506,211

PROPERTY AND EQUIPMENT:

Land and building	2,316,202	2,316,202
Proprietary software	550,063	545,663
Furniture, fixtures and equipment	1,552,063	1,478,885
Transportation equipment	9,800	9,800

Subtotal	4,428,128	4,350,550

Accumulated depreciation	(2,196,637)	(2,070,316)

Net property and equipment	2,231,491	2,280,234

OTHER ASSETS:

Premium advances, net of reserve of $4,051,936 and $3,804,219, respectively	8,020,112	7,216,534
Investments in policies	-	6,540,560
Investment in life settlements trust	6,287,816	6,337,339
Artifacts and other	834,700	834,700
Income tax receivable	2,494,415	-
Deferred income taxes	1,327,379	4,051,036

Total other assets	18,964,422	24,980,169

Total assets	$40,965,456	$45,766,614

See the accompanying notes to Condensed Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2012 (Unaudited) AND FEBRUARY 29, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY

	Aug. 31,	Feb. 29,
	2012	2012
CURRENT LIABILITIES:

Accounts payable	$944,205	$710,148
Accrued liabilities	227,333	605,299
Dividends payable	1,873,976	1,872,399
Accrued settlement expense	419,292	419,292
Current deferred policy monitoring costs	382,941	398,689

Total current liabilities	3,847,747	4,005,827

Long-term portion of deferred policy monitoring costs	2,457,907	2,523,493
Income taxes payable	43,373	77,678

Total long-term liabilities	2,501,280	2,601,171

Total liabilities	6,349,027	6,606,998

SHAREHOLDERS' EQUITY:

Common stock, $.01 par value 18,750,000 shares authorized; 18,647,468 shares issued and outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	23,390,939	27,934,126
Less: treasury stock – 102,532 shares as of August 31, and February 29, 2012	(385,064)	(385,064)

Total shareholders' equity	34,616,429	39,159,616

Total liabilities and shareholders’ equity	$40,965,456	$45,766,614

See the accompanying notes to Condensed Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2012 AND 2011

(Unaudited)

	Three Months		Six Months
	Ended Aug. 31,		Ended Aug. 31,
	2012	2011	2012	2011
REVENUES	$3,062,587	$10,811,349	$8,802,144	$20,644,744

BROKERAGE FEES	2,411,017	7,162,042	5,984,416	13,311,044

REVENUES, NET OF BROKERAGE FEES	651,570	3,649,307	2,817,728	7,333,700

OPERATING AND ADMINISTRATIVE EXPENSES:

General and administrative	1,989,312	1,749,074	3,764,964	3,529,298
Legal and professional expense	834,838	1,732,960	1,845,919	3,780,532
Impairment of investments in policies	32,112	109,175	704,030	370,004
Premium advances, net	242,250	232,011	517,281	852,053
Settlement costs	118,500	270,400	198,104	613,374
Depreciation	63,488	64,701	126,320	130,965

Total operating and administrative expenses	3,280,500	4,158,321	7,156,618	9,276,226

INCOME (LOSS) FROM OPERATIONS	(2,628,930)	(509,014)	(4,338,890)	(1,942,526)

OTHER INCOME (EXPENSES):

Interest and other income (expense)	23,272	111,073	117,821	297,066
Gain (loss) on sale of assets	70,808	-	3,553,278	-
Loss on settlement of note receivable	-	-	(231,096)	-
Realized loss on sales of securities	-	(7,599)	-	(50,947)

Total other income (expense)	94,080	103,474	3,440,003	246,119

INCOME (LOSS) BEFORE INCOME TAXES	(2,534,850)	(405,540)	(898,887)	(1,696,407)

Total income tax expense (benefit)	(685,525)	(82,357)	(86,593)	(499,080)

NET (LOSS) INCOME	$(1,849,325)	$(323,183)	$(812,294)	$(1,197,327)

EARNINGS (LOSS):

Per share – Basic and Diluted	$(0.10)	$(0.02)	$(0.04)	$(0.06)

AVERAGE COMMON AND COMMON	18,647,468	18,647,468	18,647,468	18,647,468

EQUIVALENT SHARES OUTSTANDING:
Basic and diluted

THE COMPONENTS OF COMPREHENSIVE (LOSS) INCOME:

Net (loss) income	$(1,849,325)	$(323,183)	$(812,294)	$(1,197,327)
Unrealized (loss) gain on investment securities, net of taxes	-	(12,087)	-	(1,705)

COMPREHENSIVE (LOSS) INCOME	$(1,849,325)	$(335,270)	$(812,294)	$(1,199,032)

See the accompanying notes to Condensed Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2012 AND 2011

(Unaudited)

	Six Months
	Ended Aug. 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(812,294)	$(1,197,327)
Adjustments to reconcile net income (loss) to operating activities:
Depreciation	126,320	130,965
Impairment of investments in policies	704,030	370,004
Increase in allowance for premium advances	247,717	303,588
Gain on sale of investments in policies	(3,553,278)	-
Loss on settlement of note receivable	231,096	-
Realized loss on sales of securities	-	50,947
Deferred income taxes	2,745,979	381,765
(Increase) decrease in operating assets:
Accounts receivable	67,841	(7,731)
Note receivable	350,000	-
Prepaid expenses	192,630	(864,008)
Premium advances	(1,051,295)	(996,301)
Increase (decrease) in operating liabilities:
Accounts payable	234,057	(1,303,867)
Accrued liabilities	(377,966)	1,468,476
Accrued settlement expense	-	137,821
Income taxes payable and receivable	(3,199,192)	(1,443,922)
Deferred policy monitoring costs	(81,334)	(62,158)
Net cash used in operating activities	(4,175,689)	(3,031,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(179)	(25)
Proceeds from sales of marketable securities	400,000	1,931,724
Purchases of property and equipment	(77,577)	(42,308)
Investment in life settlement trust	-	(190,782)
Proceeds from sales of investments in policies	8,994,335	-
Proceeds from investment in life settlements trust	49,523	-
Maturities of investment in policies	45,678	261,690
Purchase of policies for investment purposes	(120,746)	(320,172)
Net cash provided by (used in) investing activities	9,291,034	1,640,127
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,729,316)	(7,462,057)
Net cash used in financing activities	(3,729,316)	(7,462,057)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,386,029	(8,853,678)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,362,688	27,610,564
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,748,717	$18,756,886
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$5,694
Income taxes paid	$366,620	$563,080

See accompanying notes to Consolidated Condensed Financial Statements.

Life Partners Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2012

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

Property and Equipment. Our property and equipment are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the six months ended August 31, 2012 and 2011 (the “First Half of this year” and “First Half of last year”, respectively), were $126,320 and $130,965, respectively. The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other. The artifacts and other assets are stated at cost. We have evaluated these assets, obtained a recent appraisal, and believe there is no impairment in their value as of August 31, 2012, and February 29, 2012.

Impairment of Long-Lived Assets. We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired. During the First Half of this year and last year, we recorded impairments of $704,030 and $370,004, respectively.

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

Concentrations of Credit Risk and Major Customers. In the First Half of this year and last year and in the Second Quarter of this year and last year, there was no compensation to any single licensee that represented more than 10% of brokerage fees. For the Second Quarter of this year, three brokers constituted 100% of the total face value of completed transactions. For the Second Quarter of last year, three brokers accounted for more than 10% of the face value of all completed transactions, and constituted 52.3% of the total face value of completed transactions. For the First Half of this year, four brokers accounted for more than 10% of the face value of all completed transactions and constituted 85% of the total face value of completed transactions. For the First Half of last year, three brokers accounted for more than 10% of the face value of all completed transactions, and constituted 39.6% of the total face value of completed transactions.

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

(4) CASH AND CASH EQUIVALENTS

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

(5) CERTIFICATES OF DEPOSIT

A certificate of deposit with an original maturity of greater than three months, but less than a year, is held in one banking institution. The certificate of deposit was not in excess of the FDIC insurance limit at August 31, 2012, or February 29, 2012.

(6) INVESTMENTS IN SECURITIES

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Our securities investments consist of common stocks, municipal and corporate bonds, and commodity, index and foreign currency funds and are classified as available-for-sale securities.

The table below shows the cost and estimated fair value of the investment securities classified as available-for-sale as of February 29, 2012:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal and corporate bonds	$400,000	$-	$-	$400,000
Total at Feb. 29, 2012	$400,000	$-	$-	$400,000

As of August 31, 2012, we had no investment securities.

(7) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts reflecting non-interest bearing advances to facilitate a settlement transaction. We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds. Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment. The receivable amounts at August 31, 2012, and February 29, 2012, were $0 and $99,363, respectively.

(8) ACCOUNTS RECEIVABLE – OTHER

The amounts shown on the balance sheet at August 31, 2012, termed Accounts Receivable – Other, is composed of $50,000 due us from maturities of policies and loans of $15,881 to various employees for a total of $65,881. The amount for February 29, 2012, is composed of $15,949 due us from maturities of policies and loans of $18,410 to various employees for a total of $34,359. We consider all receivables to be current and collectible.

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 29, 2012	$11,020,753
Advances	2,122,347
Reimbursements and adjustments	(1,071,052)
Total premium advance balance at August 31, 2012	12,072,048
Allowance for doubtful accounts	(4,051,936)
Net premium advance balance at August 31, 2012	$8,020,112

(11) INVESTMENTS IN POLICIES

From time to time, we have purchased interests in policies to hold for investment purposes. ASC 325-30, Investments in Insurance Contracts, provides that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums, statutory interest, and direct external costs, if any) to keep the policy in force are capitalized. We have historically elected to use the investment method, and refer to the recorded amount as the carrying value of the policies.

The table below describes the Investments in Policies account at August 31, 2012.

Policies with Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	1	$0	$17,098
1-2	1	14,092	53,818
2-3	22	475,866	812,025
3-4	14	556,818	910,496
4-5	8	1,058,142	2,197,750
Thereafter	59	683,597	2,949,638
Total	105	$2,788,515	$6,940,825

We evaluate the carrying value of our investments in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return. We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We recorded $704,030 and $370,004 of impairment for the First Half of this year and the First Half of last year, respectively. The fair value of the impaired policies at August 31, 2012, and February 29, 2012, was $214,620 and $1,201,561, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of August 31, 2012, are as follows.

Year 1	$76,529
Year 2	199,423
Year 3	250,849
Year 4	288,813
Year 5	267,992
Thereafter	1,513,981
Total estimated premiums	$2,597,587

The majority of our Investments in Policies were purchased as part of settlement agreements and goodwill purchases from existing clients, which we refer to as tertiary purchases. Due to the capital requirements, we do not intend to buy large amounts of policies for investment purposes, and we shall likely resell any policies that we purchase rather instead of holding the policies for investment. Since the purchases for our own account are motivated by settlements and tertiary purchases, the supply of available policies in the secondary market does not affect our purchases. The risks that we might experience as a result of investing in policies are unknown remaining life expectancy, a change in credit worthiness of the policy issuer, funds needed to maintain the asset until maturity and changes in discount rates.

We sold the viatical portion of our Investments in Policies to an unrelated party on May 1, 2012, for $3,829,849, and a significant portion of the life settlements portion of our Investment in Policies to two unrelated parties on May 23, 2012, for $4,056,214. Within the current quarter we also sold several life settlement interests, to various unrelated buyers, for $1,108,272. The remainder of the carrying value of the investment, $2,788,515, net of impairment, is classified as a current asset, as we anticipate selling the policy interests within the next twelve months.

(12) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements. As of August 31, 2012, and February 29, 2012, we owned 19.9% of the trust, which we carried at $6.3 million and accounted for on the equity method of accounting. At August 31, 2012, the Trust owned a portfolio of 252 life insurance settlements with a face value of $653 million, of which LPI supplied settlements with a face value of approximately $278 million. We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets. We have considered any potential impairment to the investment and believe no impairment to the investment value is warranted.

(13) INCOME TAXES

Total income tax expense was allocated for the First Half of this year and last year is as follows:

	2012	2011
Income tax (benefit) expense from continuing operations	$(86,593)	$(499,080)

Income tax expense was made up of the following components:

	Six Months Ended August 31,
	2012	2011
Current income taxes	$(2,832,572)	$(880,845)
Deferred tax expense (benefit)	2,745,979	381,765
Total income tax (benefit) expense	$(86,593)	$(499,080)

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the First Half of this year and last year, as a result of the following:

	Six Months Ended August 31,
	2012	2011
United States statutory rate	35.0%	35.0%
State income taxes	(3.1)%	(2.0)%
Permanent differences	(22.3)%	(3.6)%
Combined effective tax rate	9.6%	29.4%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Aug. 31, 2012	Feb. 29, 2012
Deferred tax assets:
Impairment of investment in policies	$442,664	$3,706,127
Premium advances allowance	1,418,178	1,331,477
Deferred policy monitoring costs	962,672	980,597
Charitable contributions	248,719	176,199
Investment in securities	672,115	672,115
Contingency costs	146,752	146,752
Compensated absences	28,522	40,932
State taxes	15,180	27,188
Valuation allowance	(643,403)	(643,403)
Net deferred tax assets	3,291,399	6,437,984
Deferred tax liabilities:
Unrealized revenues and broker fees	(387,140)	-
Settlement costs	(39,647)	(861,080)
Depreciation	(122,047)	(140,860)
Prepaid expenses	(96,250)	(43,750)
Loss in investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(658,424)	(1,059,030)
Total deferred tax asset, net	$2,632,975	$5,378,954
Summary of deferred tax assets:
Current	$1,305,596	$1,327,918
Non-current	1,327,379	4,051,036
Total deferred tax asset, net	$2,632,975	$5,378,954

Income Tax Receivable. As a result of our operating losses for fiscal 2012 and in the current fiscal 2013, we recorded an income tax receivable for overpayment of federal income taxes in prior fiscal years. As of August 31, 2012, we have recorded $2,477,600 as the current portion of our income tax receivables and anticipate receiving approximately $2.5 million in federal income tax refunds related to our income tax receivables within the next fiscal quarter.

Valuation Allowance. In fiscal 2010, we recorded a valuation allowance of $611,298 for capital losses resulting from other-than-temporary impairments. This amount represents capital losses that we were not able to deduct until we had corresponding capital gains to apply the losses against. In fiscal 2011 and 2012, we had net capital losses of $91,729. This increased the valuation allowance to $643,403 at February 29, 2012, and August 31, 2012.

With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for fiscal years 2009 and prior.

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

At February 29, 2012, we determined that it is more likely than not that we will be assessed additional Texas Margin Tax for non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin Tax taxable basis. The amount accrued for this uncertain tax position at August 31, 2012, and February 29, 2012 was $123,374.

A reconciliation of the beginning and ending amount of unrecognized tax expense for the current period is as follows.

Balance at February 29, 2012	$123,374
Reductions based on tax positions related to the current period	-
Balance at August 31, 2012	$123,374

(14) COMPREHENSIVE INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive (loss) income for Second Quarter of this year and last year was $(1,849,325) and $(335,270), respectively. Comprehensive (loss) income for the First Half of this year and last year was $(812,294) and $(1,199,032), respectively. Basic and diluted earnings per share for comprehensive income for the Second Quarter of this year and last year was $(0.10) and $(0.02), respectively. Basic and diluted earnings per share for the First Half of this year and last year was $(0.04) and $(0.06), respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the First Half of this year and last year.

Date Declared	Date Paid	Dividend Amount
01/21/11	03/15/11	$0.20
05/04/11	06/15/11	$0.20
08/11/11	09/15/11	$0.20
02/27/12	03/15/12	$0.10
05/23/12	06/15/12	$0.10
08/08/12	09/26/12	$0.10

We had no share based awards that were granted, modified or outstanding for the First Half of this year or last year, and as a result, we had no share based compensation expense in any quarter.

(15) FAIR VALUE MEASUREMENTS

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

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Municipal and corporate bonds	$400,000	-	-	$400,000
Total at Feb. 29, 2012	$400,000	-	-	$400,000

As of August 31, 2012, we had no investment securities.

Our financial assets and liabilities are cash and cash equivalents, certificates of deposit, accounts receivable, note receivable, investments in securities, investments in policies, investment in a life settlements trust, accounts payable and accrued liabilities. The recorded values of cash and cash equivalents, certificates of deposit, investment in securities, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 4 through 8. Before settlement of the note receivable in the first quarter of this year, the recorded value of the note receivable was the original note amount plus accrued interest. Fair value was not readily determinable; the note is discussed in Note 9. The investment in the trust is accounted for using the equity method of accounting. Fair value is not readily determinable; the investment is discussed in Note 12.

As of August 31, 2012, the carrying value of our investments in policies totaled $2,788,515, which includes $374,442 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $1,602,004. Fair value of the investment in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates. The investment in policies is discussed more fully in Note 11. The roll forward of the fair value of the investment is as follows:

Fair Value at February 29, 2012	$4,483,039
Sales of Policies	(2,572,019)
Purchases of Policies	9,534
Maturity of Policies	(10,583)
Change in Unrealized Gains	(307,967)
Fair Value at August 31, 2012	$1,602,004

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

(16) RELATED PARTY TRANSACTION

We currently operate under an agreement with ESP Communications, Inc. (“ESP”), which is owned by the spouse of our Chief Executive Officer. Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims. Either party may cancel the agreement with a 30-day written notice. We currently pay ESP $7,500 on a semi-monthly basis for its services. We recorded management services expense concerning this agreement with ESP of $90,000 in each of the First Half of this year and last year.

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F). We believe the reimbursed cost is well below the fair rental value for such use. In the First Half of this year and last year, we reimbursed costs of $205,744 and $90,645, respectively, for such use. We also periodically use a boat owned by our Chairman and CEO, and reimburse him for the direct costs of our use. We believe the reimbursed cost is well below the fair rental value for such use. In the First Half of this year and last year, we reimbursed costs of $25,226 and $127,542, respectively, for such use.

(17) CONTINGENCIES

On August 16, 2012, the Texas Attorney General, acting for the State Securities Board, filed suit against Life Partners Holdings, Inc., Life Partners, Inc., its Chairman and President, Brian Pardo, and its General Counsel, Scott Peden. The suit sought a temporary restraining order preventing us from doing business and appointment of receiver based generally on allegations that our life settlements are securities under Texas law and that we made various misrepresentations in the sale of the life settlements, including misrepresentations about the life expectancies of the insureds.

At a hearing on the matter held on August 17, 2012, the court refused to grant the Attorney General’s request to block our business or to appoint a receiver. The court did issue a temporary restraining order that prevented us dissipating assets, but allowed us to continue conducting our business in the ordinary course pending an evidentiary hearing, which was set for September 24, 2012.

At the conclusion of the hearing held September 24 and 25, 2012, the court ruled that the life settlement transactions that we facilitate are not securities under Texas law. Since the claims were based on the premise that the life settlements were securities, the ruling effectively terminated the Attorney General’s case. The Attorney General has stated that it will appeal.

LPI is aware of certain instances in which insurance companies denied payment on policies in which LPI arranged the settlement with purchasers. Most of these denials are related to unforeseeable reductions in face value. Face value of the policies in question total $541,665 and our estimated liability is recorded in accrued liabilities at August 31, 2012. There was no activity in accrued settlement expense in the First Half of this year.

Except as described above, there have been no material developments during the current quarter for legal proceedings that were disclosed in our Annual Report on Form 10-K for the year ended February 29, 2012 (the “2012 Annual Report”). For a full disclosure of legal proceedings, please reference our 2012 Annual Report.

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

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements. The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan for the First Half of this year and last year was $45,574 and $41,666, respectively.

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

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations are based on our Condensed Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America. To guide our preparation, we follow accounting policies, some of which represent critical accounting policies as defined by the SEC. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent liabilities, and the reported amounts of income and expenses during the reporting period that management considers critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, knowledge of the accounts and other factors that are believed to be reasonable. Because of the nature of the judgments and assumptions made by management, actual results may differ materially from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations. Areas affected by our estimates and assumptions are identified below.

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

We follow the guidance contained in ASC 325-30, Investments in Insurance Contracts, to account for our investments in life settlement contracts. ASC 325-30 states that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is made on an instrument-by instrument basis and is irrevocable. Under the investment method, a purchaser recognizes the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are capitalized. Under the fair value method, a purchaser recognizes the initial investment at the purchase price. In subsequent periods, the purchaser re-measures the investment at fair value in its entirety at each reporting period and recognizes changes in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We elected to value our investments in life settlement contracts using the investment method. As of August 31, 2012, and February 29, 2012, our investments in life settlements held for our own account were carried at $2,788,515 and $8,858,534, respectively.

We review the carrying value of our investments in policies for impairment whenever events and circumstances indicate that we might not recover the carrying value of the policies from future maturities. In cases where undiscounted expected proceeds from future maturities are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value (including expected future costs to maintain the policies) exceeds the expected proceeds. Based on this assessment, we recorded impairment costs for investments in policies of $704,030 and $370,004 during the First Half of this year and last year, respectively.

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

We must make estimates of the collectability of accounts and notes receivable and premium advances. The accounts associated with these areas are critical to recognizing the correct amount of revenue and expenses in the proper period. Within the last quarter of fiscal 2011, issues were resolved which have enabled us to better estimate the collectability of premium advances. The agreement with the State of Texas allowed us to specifically identify a class of investors for whom we made premium advances, and which, under the terms of the agreement, will be uncollectible. Our historical success of collecting premium advances enabled us to build a body of evidence by which we can demonstrate full collectability of the remaining balance of advanced premiums. As a result of the resolution of the suit, the reserve for uncollectible premium advances is based on our best estimate and historical data and premium advances are no longer fully reserved.

We review the carrying value of our property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment during the First Half of this year or last year.

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

We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions. We discuss our significant accounting policies, including those policies that are not critical, in Note 2 of our Condensed Consolidated Financial Statements.

New Accounting Pronouncements

Recent accounting pronouncements have been issued including ASU 2011-06. For a discussion of these pronouncements, refer to Note 3 of our Condensed Consolidated Financial Statements.

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

We are a specialty financial services company, providing purchasing services for life settlements to our client base. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 143,000 purchaser transactions involving over 6,500 policies totaling over $3 billion in face value. We believe our experience, infrastructure and intellectual capital provide us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the three and six months ended August 31, 2012 and 2011:

	Three Months Ended Aug. 31,		Six Months Ended Aug. 31,
	2012	2011	2012	2011
Number of settlements	3	16	13	34
Face value of policies	$16,000,000	$63,100,000	$46,650,000	$112,043,976
Avg. revenue per settlement	$1,020,863	$675,709	$677,088	$607,198
Net revenues derived*	$651,570	$3,649,307	$2,817,728	$7,333,700

*      Net revenues derived are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended August 31, 2012 and 2011

We reported a net loss of $(1,849,325) for the three months ended August 31, 2012 (the “Second Quarter of this year”), compared to a net loss of $(323,183) for the three months ended August 31, 2011 (the “Second Quarter of last year”). Our lower net income resulted primarily from a 71.7% decrease in revenues, an 82.1% decrease in revenues net of brokerage fees, and a 21.1% decrease in total operating and administrative expenses, which was largely attributable to a 51.8% decrease in legal and professional expenses. The number of life settlement transactions we brokered decreased from 16 to 3, but the average revenue per settlement was increased by 51% from $675,709 in the Second Quarter of last year compared to $1,020,863 in the Second Quarter of this year.

The dramatic decrease in revenue was due to two factors. First, we believe the life settlement market declined from approximately $8 billion in face value transactions in calendar 2009 to approximately $4 billion in calendar 2011 and the market has continued to perform at this lower level. A second contributing factor was the publication of news articles criticizing our operations coupled with our disclosure of a pending SEC investigation, both of which occurred in the fourth quarter of fiscal 2012. The articles and disclosure of the pending investigation resulted in a significant drop in the price of our common stock and were followed by civil suits based generally on alleged false disclosures or omissions. In addition, the SEC filed a civil action against us in January 2012 as a result of their investigation. These developments significantly impacted our operations. Compared to the Second Quarter of last year, we closed a lower number of settlements (3 from 16), had lower aggregate face values ($16 million from $63.1 million) and realized lower total net revenues derived ($0.65 million from $3.6 million). The increase in the average revenue per settlement reflects the fact that our revenue decreases result generally from decreases in purchaser demand for life settlements and not in the availability of policies for life settlement transactions. We also believe the small number of transactions completed during the Second Quarter of this year was due in part to a seasonal lag in the return of transaction documents during the summer months. Many of the transactions that we expected to complete in the Second Quarter of this year were not completed until after the close of that period. Thus, we do not believe this reduction in transactions to be a trend and, based on the number of transactions completed during the first month of the Third Quarter of this year, we expect the Third Quarter of this year to have a substantially higher number of transactions than the Second Quarter of this year.

Revenues: Revenue decreased by $7,748,762, or 71.7%, from $10,811,349 in the Second Quarter of last year to $3,062,587 in the Second Quarter of this year. Brokerage fees declined by 66.3% or $4,751,025 due to fewer transactions during the Second Quarter of this year resulting in an 82.1% decrease in Revenues net of brokerage fees in the Second Quarter of this year.

Although the general decline in the life settlement markets may have had some effect on us, the greater impact upon demand for our services appears to have come from the critical news articles and the uncertainty related to legal actions by the SEC and private litigants. These developments have especially hurt our licensee network and purchaser base. Our business model is somewhat unique in the industry in that we are the only publicly held, life settlement company and the only prominent company with a broad, retail base. We believe the publicity from the news articles affected our client base more acutely than the articles might have affected a company with an institutional-oriented base. We believe the articles portrayed us in a false light, and we have worked with our licensees and clients to restore lost confidence and rebut the charges in the articles. Since the start of our current fiscal year (March 1, 2012), approximately 1,800 of our clients have been paid over $43 million in proceeds from their life settlement transactions, and we believe the amount of payouts will increase during the remainder of this fiscal year. Since many of our life settlement purchasers are repeat purchasers, we believe the payouts will restore some demand in the remainder of this fiscal year and the following fiscal year and will enable us to gradually rebuild our markets. However, the uncertainty of the pending litigation described above is likely to continue to adversely affect our operating results. Restoration of demand approaching levels we recorded in fiscal 2011 is unlikely to occur until and unless we are able to favorably resolve the civil actions brought by the SEC and private litigants.

Brokerage and Referral Fees: Brokerage and referral fees decreased $4,751,025 from $7,162,042 in the Second Quarter of last year to $2,411,017 in the Second Quarter of this year. Brokerage and referral fees as a percentage of gross revenue increased from 66% in the Second Quarter of last year to 79% in the Second Quarter of this year. We believe the increase was due primarily to a policy resale accommodation to institutional clients, in which we cover their resale fees to encourage reinvestment of the sale proceeds. In the Second Quarter of this year, broker referrals accounted for 100% of the total face value of policies transacted, which is unchanged from the Second Quarter of last year. For the Second Quarter of this year, three brokers accounted for more than 10% of the face value of all completed transactions and constituted 100% of the total face value of completed transactions. For the Second Quarter of last year, three brokers accounted for more than 10% of the face value of all completed transactions and constituted 52.3% of the total face value of completed transactions. No one licensee accounts for more than 10% of the brokerage and referral fees expense.

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

Expenses: Operating and administrative expenses decreased by 21%, or $877,821, from $4,158,321 in the Second Quarter of last year to $3,280,500 in the Second Quarter of this year. The decrease is primarily due to decreased legal and professional fees which were $834,838 and $1,732,960 in the Second Quarter of this year and last year, respectively. Legal and professional fees are a result of the legal fees associated with the SEC and shareholder suits and were lower due to lower activity and partial coverage by insurance.

Impairment of investments in policies in the Second Quarter of this year was $32,112, compared to $109,175 in the Second Quarter of last year.

During the Second Quarter of this year and last year, we made premium advances of $1,132,644 and $1,815,516, respectively, were reimbursed from maturities and collections $647,544 and $1,123,727, respectively, and wrote off as bad debt $108,879 and $137,022, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. We bill and collect the purchasers’ proportionate share and may advance premiums pending collection. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. The provision for bad debt is a reserve generally relating to premium payments we make on certain viatical settlements, which will likely be uncollectible if and when the policies mature. Net premium advance expense for the Second Quarter of this year and last year was $242,250 and $232,011, respectively, primarily as a result of the increased number of policies exhausting escrow. See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 18.

Settlement costs decreased 56.2%, or $151,900, from $270,400 in the Second Quarter of last year to $118,500 in the Second Quarter of this year.

Other Income (Expenses): Total other income was largely unchanged from $103,474 in the Second Quarter of last year to $94,080 in the Second Quarter of this year.

Income Taxes: As a result of our losses in fiscal 2012 and in the current fiscal 2013, we have accrued net operating losses, which can be used to offset future taxable income and are recorded as income tax benefit. Our income tax benefit increased from $82,357 in the Second Quarter of last year to a $685,525 benefit in the Second Quarter of this year due to higher operating losses in the current period compared to smaller losses in the previous period.

Comparison of the Six Months Ended August 31, 2012 and 2011

We reported a net loss of $812,294 for the six months ended August 31, 2012 (the “First Half of this year”), compared to net loss of $1,197,327 for the six months ended August 31, 2011 (the “First Half of last year”). Our lower net income resulted primarily from a 57.4% decrease in revenues, a 61.6% decrease in revenues net of brokerage fees, and a 22.8% decrease in total operating and administrative expenses, which was largely attributable to a 51.2% decrease in legal and professional expenses. Lower net income was partially offset by sales of a large portion of our Investments in Policies for $8.9 million, resulting in a $3.5 million gain. The number of life settlement transactions we brokered decreased from 34 to 13, while the average revenue per settlement increased 11.5% from $607,198 in the Second Half of last year compared to $677,088 in the Second Half of this year

The dramatic decrease in revenue was due to two factors. First, we believe the life settlement market declined from approximately $8 billion in face value transactions in calendar 2009 to approximately $4 billion in calendar 2011 and the market has continued to perform at this lower level. A second contributing factor was the publication of news articles criticizing our operations coupled with our disclosure of a pending SEC investigation, both of which occurred in the fourth quarter of fiscal 2012. The articles and disclosure of the pending investigation resulted in a significant drop in the price of our common stock and were followed by civil suits based generally on alleged false disclosures or omissions. In addition, the SEC filed a civil action against us in January 2012 as a result of their investigation. These developments significantly impacted our operations. Compared to the First Half of last year, we closed a lower number of settlements (13 from 34), had lower aggregate face values ($46.7 million from $112 million) and realized lower total net revenues derived ($2.8 million from $7.3 million). The slight increase in the average revenue per settlement reflects the fact that our revenue decreases result generally from decreases in purchaser demand for life settlements and not in the availability of policies for life settlement transactions. We also believe the small number of transactions completed during the Second Quarter of this year was due in part to a seasonal lag in the return of transaction documents during the summer months. Many of the transactions that we expected to complete in the Second Quarter of this year were not completed until after the close of that period. We do not believe this reduction in transactions to be a trend and, based on the number of transactions completed during the first month of the Third Quarter of this year, we expect the Third Quarter of this year to have a substantially higher number of transactions than the Second Quarter of this year.

Revenues: Revenues decreased by $11,842,600, or 57.4% from $20,644,744 in the First Half of last year to $8,802,144 in the First Half of this year. Brokerage fees declined 55% or $7,326,628 due to fewer transactions during the Second Quarter of this year, resulting in a 61.6% decrease in revenues net of brokerage fees.

Although the general decline in the life settlement markets may have had some effect on us, the greater impact upon demand for our services appears to have come from the critical news articles and the uncertainty related to legal actions by the SEC and private litigants. These developments have especially hurt our licensee network and purchaser base. Our business model is somewhat unique in the industry in that we are the only publicly held, life settlement company and the only prominent company with a broad, retail base. We believe the publicity from the news articles affected our client base more acutely than the articles might have affected a company with an institutional-oriented base. We believe the articles portrayed us in a false light, and we have worked with our licensees and clients to restore lost confidence and rebut the charges in the articles. Since the start of our current fiscal year (March 1, 2012), approximately 1,800 of our clients have been paid over $43 million in proceeds from their life settlement transactions, and we believe the amount of payouts will increase during the remainder of this fiscal year. Since many of our life settlement purchasers are repeat purchasers, we believe the payouts will restore some demand in the remainder of this fiscal year and the following fiscal year and will enable us to gradually rebuild our markets. The uncertainty of the pending litigation described above will continue, however, to adversely affect our operating results. Restoration of demand approaching levels we recorded in fiscal 2011 is unlikely to occur until and unless we are able to favorably resolve the civil actions brought by the SEC and private litigants.

Brokerage and Referral Fees: Brokerage and referral fees decreased 55% or $7,326,628 from $13,311,044 in the First Half of last year to $5,984,416 in the First Half of this year. Brokerage and referral fees as a percentage of gross revenue increased from 64% in the First Half of last year to 68% in the First Half of this year. In the First Half of this year, broker referrals accounted for 100% of the total face value of policies transacted, which is unchanged from the First Half of last year. For the First Half of this year, four brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 85% of the total face value of completed transactions. For the First Half of last year, three brokers accounted for more than 10% of the face value of all completed transactions, and constituted 39.6% of the total face value of completed transactions.

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

Expenses: Operating and administrative expenses decreased by 22.8% or $2,119,608 from $9,276,226 in the First Half of last year to $7,156,618 in the First Half of this year. The decrease is primarily due to decreased legal and professional fees which were $1,845,919 and $3,780,832 in the Second Half of this year and last year, respectively. Legal and professional fees are a result of the legal fees associated with the SEC and shareholder suits and were lower due to lower activity and partial coverage by insurance.

Impairment of investments in policies in the Second Half of this year was $704,030, compared to $370,004 in the Second Half of last year.

During the First Half of this year and last year, we made premium advances of $2,122,347 and $3,053,333, respectively, were reimbursed from maturities and collections $1,071,052 and $2,195,809, respectively, and wrote off as bad debt $247,716 and $303,588, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. We bill and collect the purchasers’ proportionate share and may advance premiums pending collection. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. The provision for bad debt is a reserve generally relating to premium payments we make on certain viatical settlements, which will likely be uncollectible if and when the policies mature. Net premium advance expense for the First Half of this year and last year was $517,281 and $852,053, respectively. See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 18.

Settlement costs decreased 67.7% or $415,270 from $613,374 in the Second Half of last year to $198,104 in the Second Half of this year.

Other Income (Expenses): Total other income increased from $246,119 in the First Half of last year to $3,440,003 in the First Half of this year, primarily due to gains on the sales of the majority of our Investments in Policies. We sold all of our viatical positions and approximately 40% of our life settlements portfolio to unrelated parties in May 2012. The total gain realized was $3,553,278. The gains on sales of Investment in Policies were partially offset by a loss of $231,096, which we incurred in the settlement of a note receivable in May 2012.

Income Taxes: As a result of our losses in fiscal 2012 and in the current fiscal 2013, we have accrued net operating losses, which can be used to offset future taxable income and are recorded as income tax benefit. Our income tax benefit declined from $499,080 in the First Half of last year to $86,593 in the First Half of this year, primarily due to the taxable gains we incurred on the sales of our Investments in Policies.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of August 31, 2012, were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$164,873	$79,388	$78,999	$6,486	$-
Total obligations	$164,873	$79,388	$78,999	$6,486	$-

Liquidity and Capital Resources

Operating Activities: Net cash flows used by operating activities for the First Half of this year were $4,175,689. Uses of cash flow resulted primarily from a net loss of $812,294, a gain on sale of investments in policies of $3,553,278 and net premium advances of $1,051,295, which were offset by an increase of net income taxes receivable of $3,199,192, a decrease of accrued liabilities of $377,966, and a reduction of deferred policy monitoring costs of $81,334.

The primary source of cash flow was an increase in accounts payable of $234,057 and a decrease in prepaid expenses of $192,630. Net cash flows provided by operating activities for the First Half of last year were $3,031,748. The cash flows from operating activities for last year resulted primarily from a net loss of $1,197,327, a reduction of accounts payable to pay referral fees of $1,303,867, a reduction of net income taxes payable of $1,443,922, net premium advances of $996,301, and an increase in prepaid expenses of $864,008. The primary source of cash flow was from an increase in accrued liabilities of $1,468,476.

Investing Activities: Net cash flow provided by investing activities was $9,291,034 during the First Half of this year, which consisted primarily of $8,994,335 of proceeds from sales of policies and $400,000 in proceeds from sales of marketable securities. In comparison, in the First Half of last year, net cash flow provided by investing activities was $1,640,127, most of which resulted from $1,931,724 of proceeds from sales of securities and $261,690 in proceeds from maturities of owned policies, less $320,172 for purchases of policies for investment purposes.

Financing Activities: For the First Half of this year and last year, we used $3,729,316 and $7,462,057, respectively, to pay dividends.

Working Capital and Capital Availability: As of August 31, 2012, we had working capital of $13,420,516, which included $12,748,717 in cash and cash equivalents and $2,477,600 in current income tax receivables and $2,788,515 in investment in policies. We anticipate receiving a federal income tax refund of approximately $2.4 million within the 2013 fiscal year. The tax refund is due to the overpayment of estimated tax payments. We have recorded our investment in policies as a current asset since we intend to sell the policies within the year. We believe our existing working capital and future cash flows from operating activities will allow us to meet our anticipated working capital needs.

Outlook

We anticipate that our revenues and recurring expenses for the remaining fiscal quarters of fiscal 2013 will improve somewhat over those of the First Half of this year. The Second Quarter of this year was lower in part due to purchaser delays in completing settlements, which have since been completed in the Third Quarter. This should result in higher Third Quarter revenues in comparison to the Second Quarter. We also believe that the life settlement market in general will rebound, although we cannot say when or to what extent a rebound might occur. We believe that life settlements as an asset class are attractive alternatives for persons seeking to diversify investment portfolios and avoid economically sensitive investments. Since the returns on life settlements are based on policy maturities, they are not correlated to traditional equity and debt markets and commodity investments. We believe we have made progress in rebuilding the confidence and interest of our clients and will continue to do so throughout the remaining fiscal quarters of fiscal 2013. Our clients have received over $43 million and $77 million in settlement payouts in the last six and twelve months, respectively. We believe these payouts will help restore client confidence and aid in rebuilding the relationships that have been damaged by the SEC action and private litigation.

The large drops in revenues, the significant legal and professional fees, and operating losses have eroded the strength of our financial condition. The SEC suit and other litigation have been highly damaging to our business, and we do not anticipate a substantial recovery in our revenues and net income while the SEC suit and the other private litigation continues. To mitigate these developments, we are conserving our cash in anticipation that the suit will not be quickly resolved. We have decreased our stock dividends and may make further cuts and could eliminate the dividends. We have sold the majority of our portfolio of investments in policies, from which we have realized an approximate $3.5 million gain, and are reducing our investments, including investments in policies. We have applied for an income tax refund of approximately $2.4 million, which we expect to receive within the next fiscal quarter.

Until we can realize improved operating results, we shall rely on our working capital position, which is strong, and we believe we have sufficient cash and cash equivalents and other assets to support our short and long-term operations. We do not anticipate a need for future borrowings or stock sales.

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

Changes in Internal Control over Financial Reporting.  With the participation of our Chief Executive Officer and our interim Chief Accounting Officer, we have concluded that there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2012). As we reported on a Form 8-K filed on July 16, 2012, our former Chief Financial Officer, David M. Martin, resigned on July 12, 2012, to pursue another employment opportunity, and we have not yet filled the position.  The functions previously performed by Mr. Martin are being performed on an interim basis by Paula Toy, our Interim Chief Accounting Officer.

Part II – other information

Item 1. Legal Proceedings

There have been no material developments during the current quarter for our legal proceedings that were not disclosed in our Annual Report on Form 10-K for the year ended February 29, 2012 (the “2012 Annual Report”). For a full disclosure of legal proceedings, please reference our 2012 Annual Report.

On August 16, 2012, the Texas Attorney General, acting for the State Securities Board, filed suit against Life Partners Holdings, Inc., Life Partners, Inc., its Chairman and President, Brian Pardo, and its General Counsel, Scott Peden. The suit sought a temporary restraining order preventing us from doing business and appointment of receiver based generally on allegations that our life settlements are securities under Texas law and that we made various misrepresentations in the sale of the life settlements, including misrepresentations about the life expectancies of the insureds.

At a hearing on the matter held on August 17, 2012, the court refused to grant the Attorney General’s request to block our business or to appoint a receiver. The court did issue a temporary restraining order that prevented us dissipating assets, but allowed us to continue conducting our business in the ordinary course pending an evidentiary hearing, which was set for September 24, 2012.

At the conclusion of the hearing held September 24 and 25, 2012, the court ruled that the life settlement transactions that we facilitate are not securities under Texas law. Since the claims were based on the premise that the life settlements were securities, the ruling effectively terminated the Attorney General’s case. The Attorney General has stated that it will appeal.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 10, 2012

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer

By: /s/ Paula Toy
Paula Toy
Interim Chief Accounting Officer and
Principal Financial Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certification of CEO	32

31.2	Rule 13a-14(a) Certification of CFO	33

32.1	Section 1350 Certification	34

