Form 10-Q/A
period 2012-08-31
LIFE PARTNERS HOLDINGS INC
filed 2012-10-12
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

LIFE PARTNERS HOLDINGS, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the quarterly report on Form 10-Q of Life Partners Holdings, Inc. (“we”) for the period ended August 31, 2012, filed with the Securities and Exchange Commission on October 10, 2012 (the “Form 10-Q”), is filed to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). The Amendment also adds Exhibit 3.5, the Amended and Restated Certificate of Formation, which was approved by our shareholders at our annual meeting on August 6, 2012, and filed with the Texas Secretary of State on August 8, 2012.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date, and does not modify or update disclosures made in the Form 10-Q that may have been affected by subsequent events.

Pursuant to Rule 406T of Regulation S-T, the XBRL files furnished as Exhibit 101 to this Amendment will not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, nor will they be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

2

ITEM 6. EXHIBITS

3.5	Amended and Restated Certificate of Formation filed August 8, 2012(1)

3.6	Amended and Restated Bylaws dated April 2, 2012(2)

31.1	Rule 13a-14(a) Certification of CEO(3)

31.2	Rule 13a-14(a) Certification of CFO(3)

32.1	Section 1350 Certification(3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Schema Document(4)

101.CAL	XBRL Calculation Linkbase Document(4)

101.DEF	XBRL Definition Linkbase Document(4)

101.LAB	XBRL Labels Linkbase Document(4)

101.PRE	XBRL Presentation Linkbase Document(4)

(1)	Exhibit filed with this Amendment.

(2)	Exhibit was previously filed as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

(3)	Exhibit was previously filed as an exhibit to the Form 10-Q for the quarterly period ended August 31, 2012, filed with the Securities and Exchange Commission on October 10, 2012.

(4)	Exhibit filed with this Amendment. As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 12, 2012

Life Partners Holdings, Inc.

By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer

By:	/s/ Paula Toy
Paula Toy
Interim Chief Accounting Officer and
Principal Financial Officer

3

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

3.5	Amended and Restated Certificate of Formation filed August 8, 2012(1)

3.6	Amended and Restated Bylaws dated April 2, 2012(2)

31.1	Rule 13a-14(a) Certification of CEO(3)

31.2	Rule 13a-14(a) Certification of CFO(3)

32.1	Section 1350 Certification(3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Schema Document(4)

101.CAL	XBRL Calculation Linkbase Document(4)

101.DEF	XBRL Definition Linkbase Document(4)

101.LAB	XBRL Labels Linkbase Document(4)

101.PRE	XBRL Presentation Linkbase Document(4)

(1)	Exhibit filed with this Amendment.

(2)	Exhibit was previously filed as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

(3)	Exhibit was previously filed as an exhibit to the Form 10-Q for the quarterly period ended August 31, 2012, filed with the Securities and Exchange Commission on October 10, 2012.

(4)	Exhibit filed with this Amendment. As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

4