Form 10-Q
period 2012-11-30
LIFE PARTNERS HOLDINGS INC
filed 2013-01-09
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2012

or

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

Shares of Common Stock, $.01 par value, outstanding as of January 4, 2013: 18,647,468 (18,750,000 issued less 102,532 treasury shares)

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – November 30, 2012 (Unaudited) and February 29, 2012	3-4

	Consolidated Condensed Statements of Income - For the Three and Nine Months Ended November 30, 2012 and 2011 (Unaudited)	5

	Consolidated Condensed Statements of Cash Flows - For the Nine Months Ended November 30, 2012 and 2011 (Unaudited)	6

	Notes to Consolidated Condensed Financial Statements	7-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

Exhibit Index		32

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

NOVEMBER 30, 2012 (Unaudited) AND FEBRUARY 29, 2012

ASSETS

CURRENT ASSETS:	Nov. 30, 2012	Feb. 29, 2012

Cash and cash equivalents	$12,384,255	$11,362,688
Certificates of deposit	101,086	100,848
Investment in securities	-	400,000
Accounts receivable – trade	-	99,363
Accounts receivable – employees	16,149	15,949
Accounts receivable – other	24,464	18,410
Note receivable	-	581,096
Current portion of income tax receivable	-	1,807,128
Current portion of deferred tax assets	1,249,439	1,327,918
Current portion of investment in policies	2,491,865	2,317,974
Prepaid expenses	225,412	474,837
Total current assets	16,492,670	18,506,211

PROPERTY AND EQUIPMENT:
Land and building	2,316,202	2,316,202
Proprietary software	550,063	545,663
Furniture, fixtures and equipment	1,552,063	1,478,885
Transportation equipment	9,800	9,800
Subtotal	4,428,128	4,350,550
Accumulated depreciation	(2,301,769)	(2,070,316)
Net property and equipment	2,126,359	2,280,234

OTHER ASSETS:
Premium advances, net of reserve of $4,202,003 and $3,804,219 respectively	8,881,556	7,216,534
Investments in policies	-	6,540,560
Investment in life settlements trust	6,713,405	6,337,339
Artifacts and other	834,700	834,700
Income tax receivable	3,003,320	-
Deferred tax assets	1,277,368	4,051,036

Total other assets	20,710,349	24,980,169

Total assets	$39,329,378	$45,766,614

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

NOVEMBER 30, 2012 (Unaudited) AND FEBRUARY 29, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:	Nov. 30, 2012	Feb. 29, 2012

Accounts payable	$2,192,404	$710,148
Accrued liabilities	271,585	605,299
Dividends payable	1,869,145	1,872,399
Accrued settlement expense	100,122	419,292
Current deferred policy monitoring costs	382,941	398,689

Total current liabilities	4,816,197	4,005,827

Long-term portion of deferred policy monitoring costs	2,456,056	2,523,493
Income taxes payable	59,187	77,678

Total long-term liabilities	2,515,243	2,601,171

Total liabilities	7,331,440	6,606,998

SHAREHOLDERS' EQUITY:

Common stock, $0.01 par value 18,750,000 shares authorized; 18,647,468 shares issued	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	20,772,448	27,934,126
Less: treasury stock – 102,532 shares as of November 30, and February 29, 2012	(385,064)	(385,064)

Total shareholders' equity	31,997,938	39,159,616

Total liabilities and shareholders' equity	$39,329,378	$45,766,614

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

(Unaudited)

	Three Months Ended Nov. 30,		Nine Months Ended Nov. 30,
	2012	2011	2012	2011
REVENUES	$4,776,403	$6,666,795	$13,578,547	$27,311,539

BROKERAGE FEES	3,154,086	4,161,233	9,138,502	17,472,277

REVENUES, NET OF BROKERAGE FEES	1,622,317	2,505,562	4,440,045	9,839,262

OPERATING AND ADMINISTRATIVE EXPENSES:

General and administrative	2,006,923	2,029,960	5,771,887	5,559,259
Legal and professional expense	1,125,739	2,204,217	2,971,658	5,984,748
Impairment of investments in policies	10,836	129,173	714,866	499,177
Premium advances, net	526,241	236,138	1,043,522	1,088,191
Settlement costs (recoveries)	(354,997)	-	(156,893)	613,374
Depreciation	105,133	68,416	231,453	199,381

Total operating and administrative expenses	3,419,875	4,667,904	10,576,493	13,944,130

LOSS FROM OPERATIONS	(1,797,558)	(2,162,342)	(6,136,448)	(4,104,868)

OTHER INCOME (EXPENSES):

Interest and other income (expense)	497,241	129,462	615,062	426,529
Gain (loss) on sale of assets	160,695	691,489	3,713,973	691,489
Loss on settlement of note receivable	-	-	(231,096)	-
Realized gain (loss) on sales of securities	-	(134,509)	-	(185,456)
Total other income and expense	657,936	686,442	4,097,939	932,562

LOSS BEFORE INCOME TAXES	(1,139,622)	(1,475,900)	(2,038,509)	(3,172,306)
Total income tax expense (benefit)	(385,973)	(393,052)	(472,566)	(892,131)

NET LOSS	$(753,649)	$(1,082,848)	$(1,565,943)	$(2,280,175)

LOSS:

Per share – Basic and Diluted	$(0.04)	$(0.06)	$(0.08)	$(0.12)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and diluted	18,647,468	18,647,468	18,647,468	18,647,468

THE COMPONENTS OF COMPREHENSIVE LOSSES:
Net loss	$(753,649)	$(1,082,848)	$(1,565,943)	$(2,280,175)
Unrealized gain on investment securities, net of taxes	-	91,617	-	89,912

COMPREHENSIVE LOSS	$(753,649)	$(991,231)	$(1,565,943)	$(2,190,263)

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

(Unaudited)

	Nine Months Ended Nov. 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net loss	$(1,565,943)	$(2,280,175)
Adjustments to reconcile net income (loss) to operating activities:
Depreciation	231,453	199,381
Impairment of investments in policies	714,866	499,177
Gain on investment in life settlements trust	(458,377)	(22,531)
Increase in allowance for premium advances	401,250	402,126
Gain on sale of investments in policies	(3,713,973)	(691,489)
Loss on settlement of note receivable	231,096	-
Realized loss on sales of investments in securities	-	185,456
Deferred income taxes	2,852,147	1,014,303
(Increase) decrease in operating assets:
Accounts receivable	93,109	390,084
Note receivable	350,000	-
Prepaid expenses	249,425	(299,540)
Premium advances	(2,066,272)	(1,123,777)
Income taxes payable and receivable	(1,214,683)	(2,540,690)
Increase (decrease) in operating liabilities:
Accounts payable	1,482,256	(22,864)
Accrued liabilities	(333,714)	591,808
Accrued settlement expense	(319,170)	137,821
Deferred policy monitoring costs	(83,185)	(217,057)
Net cash (used in) provided by operating activities	(3,149,715)	(3,777,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(238)	(35)
Proceeds from sales of marketable securities	400,000	3,163,547
Purchases of property and equipment	(77,578)	(46,213)
Investment in life settlement trust	(609,371)	(190,782)
Proceeds from sales of investments in policies	9,534,236	906,225
Proceeds from investment in life settlements trust	691,682	65,733
Maturities of investments in policies	52,034	293,545
Purchase of policies for investment purposes	(220,494)	(544,733)
Net cash provided by (used in) investing activities	9,770,271	3,647,287

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,598,989)	(11,191,135)
Net cash used in financing activities	(5,598,989)	(11,191,135)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,021,567	(11,321,815)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,362,688	27,610,564
CASH AND CASH EQUIVALENTS, END OF PERIOD	12,384,255	16,288,749

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	-	5,694
Income taxes paid	$366,620	$634,865

See accompanying notes to Consolidated Condensed Financial Statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

November 30, 2012

(Unaudited)

(1) DESCRIPTION OF BUSINESS

Life Partners Holdings, Inc. (“we” or “Life Partners”) is a specialty financial services company and the parent company of Life Partners, Inc. (“LPI”). LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements”. LPI facilitates the sale of life settlements between sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies for its clients at a discount to their face value for investment purposes.

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

These Consolidated Condensed Financial Statements have been prepared without audit, pursuant to the rules and regulations of the SEC, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and the notes thereto included in the most recent Annual Report on Form 10-K.

Property and Equipment. Our property and equipment are depreciated over their estimated useful lives using the straight-line method. Depreciation expenses for the nine months ended November 30, 2012 and 2011 (the “First Nine Months of this year” and “First Nine Months of last year”, respectively) were $231,453 and $199,381, respectively. The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other. The artifacts and other assets are stated at cost. We have evaluated these assets, obtained a recent appraisal, and believe there is no impairment in their value as of November 30, 2012, and February 29, 2012.

Impairment of Long-Lived Assets. We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired. During the First Nine Months of this year and last year, we recorded impairments of $714,866 and $499,177, respectively.

Revenue Recognition. We recognize income at the time a settlement closes and we defer revenue to cover minor policy monitoring services provided after the settlement date and amortize this amount over the anticipated life expectancy of the insureds. This amount is shown as Deferred Policy Monitoring Costs within current and long-term liabilities on the consolidated balance sheets.

Brokerage Fees. This line item in the consolidated income statement covers costs of sales, which includes compensation paid to life settlement brokers for referrals of policy sellers, compensation paid to licensees for referrals of client purchasers, and medical review and related costs.

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

Concentrations of Credit Risk and Major Customers. Regarding compensation paid to licensees for referrals of client purchasers, during the three months ended November 30, 2012, (the “Third Quarter of this year”), no single licensee accounted for more than 10% of referral fees paid during the period. For the three months ended November 30, 2011 (the “Third Quarter of last year”), no single licensee accounted for more than 10% of referral fees paid during the period. In the First Nine Months of this year and last year, there was no compensation to any licensee that represented more than 10% of total referral fees. Regarding compensation paid to life settlement brokers for referrals of policy sellers, during the Third Quarter of this year, three brokers accounted for more than 10% of the face value of all completed transactions, and constituted 57% of the total face value of completed transactions. For the First Nine Months of this year, three brokers, who each accounted for more than 10% of the face value of all completed transactions, constituted 52% of the total face value of completed transactions. For the Third Quarter of last year, six brokers accounted for more than 10% of the face value of all completed transactions, and constituted 94% of the total face value of completed transactions. For the First Nine Months of last year, two brokers, who each accounted for more than 10% of the face value of all completed transactions, constituted 25% of the total face value of completed transactions.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. ASU 2011-04 became effective for us beginning March 1, 2012, and has no material impact on our Consolidated Condensed Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of shareholders’ equity will be eliminated. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance became effective for us beginning March 1, 2012, and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income (loss), the adoption does not have an impact on our Consolidated Condensed Financial Statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this guidance does not have a material impact on our Consolidated Condensed Financial Statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 indefinitely defers the new provisions under ASU 2011-05, which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. This ASU became effective for us on March 1, 2012, and had no material impact on our Consolidated Condensed Financial Statements.

In July 2012, FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in our fiscal 2014 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-02 on our Consolidated Condensed Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to have a material effect on our Consolidated Condensed Financial Statements.

(4) CASH AND CASH EQUIVALENTS

For purposes of the balance sheets and statements of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents. The average balance of our operating checking account balance is generally in excess of $250,000. Until January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) provided unlimited coverage on non-interest-bearing accounts and insured all other bank accounts up to $250,000. After January 1, 2013, the unlimited coverage on non-interest-bearing accounts ceased and only accounts up to $250,000 are insured. Amounts in interest-bearing accounts in excess of $250,000, with the exception of amounts in FDIC sweep accounts, are at risk to the extent that their balances exceed FDIC coverage. Money market investments generally do not have FDIC protection. We believe we have mitigated our exposure to loss with deposits in a combination of five smaller, community banks and four of the largest national financial institutions.

(5) CERTIFICATES OF DEPOSIT

A certificate of deposit with an original maturity of greater than three months, but less than a year, is held in one banking institution. The certificate of deposit was not in excess of the FDIC insurance limit at November 30, 2012, or February 29, 2012.

(6) INVESTMENTS IN SECURITIES

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Our securities investments consist of common stocks, municipal and corporate bonds, and commodity, index and foreign currency funds and are classified as available-for sale securities.

The table below shows the cost and estimated fair value of the investment securities classified as available-for-sale as of February 29, 2012:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal and corporate bonds	$400,000	$-	$-	$400,000
Total at Feb. 29, 2012	$400,000	$-	$-	$400,000

As of November 30, 2012, we had no investment securities.

(7) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheet termed Accounts Receivable – Trade are amounts reflecting non-interest bearing advances to facilitate a settlement transaction. We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds. Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment. The receivable amounts at November 30, 2012, and February 29, 2012, were $0 and $99,363, respectively.

(8) ACCOUNTS RECEIVABLE – EMPLOYEES AND OTHER

The amount shown on the balance sheet at November 30, 2012, termed Accounts Receivable – Employees, is composed of $16,149 due us from loans to two, non-officer employees. The amounts at November 30, 2012, termed Accounts Receivable – Other, is composed of $24,464 due to us from maturities of policies. The amount for February 29, 2012, termed Accounts Receivable – Employees, reflects loans of $15,949 to two, non-officer employees. The amount at February 29, 2012, termed Accounts Receivable – Other, is composed of $18,410 due us from maturities of policies. We consider all receivables to be current and collectible.

(9) NOTE RECEIVABLE

The amount of $581,096 shown on the consolidated balance sheet at February 29, 2012, termed Note Receivable represented a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009. We instituted collection proceedings, which resulted in an agreed final judgment being entered against the debtor on April 7, 2010, for the full amount of the note plus accrued interest on that date, attorney’s fees, costs, all taxable costs of court and post-judgment interest at the highest rate allowable by law. On May 15, 2012, we received a payment of $350,000 and settled this note, which resulted in a loss of $231,096.

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 29, 2012	$11,020,753
Advances	4,155,699
Reimbursements and adjustments	(2,092,893)
Total premium advance balance at November 30, 2012	13,083,559
Allowance for doubtful accounts	(4,202,003)
Net premium advance balance at November 30, 2012	$8,881,556

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

The table below describes the Investments in Policies account at November 30, 2012.

Policies With Remaining Life Expectancy (in years)	Number of Contracts	Carrying Value	Face Value
0-1	3	$12,272	$63,636
1-2	-	-	-
2-3	20	769,093	1,208,147
3-4	7	142,639	236,014
4-5	3	982,846	2,014,456
Thereafter	88	585,015	2,884,513
Total	121	$2,491,865	$6,406,766

We evaluate the carrying value of our investments in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return. We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We recorded $714,866 and $499,177 of impairment for the First Nine Months of this year and the First Nine Months of last year, respectively. The fair values of the impaired policies at November 30, 2012, and February 29, 2012, were $121,634 and $1,201,561, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of November 30, 2012, are as follows.

Year 1	$48,587
Year 2	167,011
Year 3	204,208
Year 4	235,070
Year 5	212,277
Thereafter	1,392,030
Total estimated premiums	$2,259,183

The majority of our Investments in Policies were purchased as part of settlement agreements and goodwill purchases from existing clients, which we refer to as tertiary purchases. Due to the capital requirements, we do not intend to buy large amounts of policies for investment purposes, and we shall likely resell any policies that we purchase instead of holding the policies for investment. Since the purchases for our own account are motivated by settlements and tertiary purchases, the supply of available policies in the secondary market does not affect our purchases. The risks that we might experience as a result of investing in policies are unknown remaining life expectancy, a change in credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and changes in discount rates.

We sold the viatical portion of our Investments in Policies to an unrelated party on May 1, 2012, for $3,829,849, and a significant portion of the life settlements portion of our Investment in Policies to two unrelated parties on May 23, 2012, for $4,056,214. Within the Second and Third Quarter of this year, we also sold several life settlement interests, to various unrelated buyers, for $1,648,173. The remainder of the carrying value of the investment, $2,491,865, net of impairment, is classified as a current asset, as we anticipate selling the policy interests within the next twelve months.

(12) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed Investment in Life Settlements Trust is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements. As of November 30, 2012, and February 29, 2012, we owned 19.9% of the trust, which we carried at $6.7 million and the $6.3 million, respectively, accounted for on the equity method of accounting. At November 30, 2012, the Trust owned a portfolio of 236 life insurance settlements with a face value of $621 million, of which LPI originally supplied settlements with a face value of approximately $278 million. We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets. We have considered any potential impairment to the investment and believe no impairment to our investment value is warranted.

(13) INCOME TAXES

Total income tax expense was allocated for the First Nine Months of this year and last year is as follows:

	Nine Months Ended Nov. 30,
	2012	2011
Income tax (benefit) expense from continuing operations	$(472,566)	$(892,131)

Income tax expense was made up of the following components:

	Nine Months Ended Nov. 30,
	2012	2011
Current income taxes	$(3,324,713)	$(1,906,434)
Deferred tax expense (benefit)	2,852,147	1,014,303
Total income tax expense	$(472,566)	$(892,131)

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the First Nine Months of this year and last year as a result of the following:

	Nine Months Ended Nov. 30,
	2012	2011
United States statutory rate	35.0%	35.0%
State income taxes	(1.9)%	(2.1)%
Permanent differences	(9.9)%	(4.8)%
Combined effective tax rate	23.2%	28.1%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Nov. 30, 2012	Feb. 29, 2012
Deferred tax assets:
Impairment of investment in policies	$322,863	$3,706,127
Premium advances allowance	1,471,915	1,331,477
Deferred policy monitoring costs	967,295	980,597
Investment in securities	672,115	672,115
Contingency costs	35,042	146,752
Charitable contributions	270,202	176,199
Compensated absences	26,185	40,932
State taxes	20,715	27,188
	3,786,332	7,081,387
Valuation allowance	(643,403)	(643,403)
Net deferred tax assets	3,142,929	6,437,984

Deferred tax liabilities:
Settlement costs	(78,072)	(861,080)
Depreciation	(106,286)	(140,860)
Prepaid expenses	(70,000)	(43,750)
Unrealized revenues and brokerage fees	(348,424)	-
Loss in investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(616,122)	(1,059,030)
Total deferred tax asset, net	$2,526,807	$5,378,954
Summary of deferred tax assets:
Current	$1,249,439	$1,327,918
Non-current	1,277,368	4,051,036
Total deferred tax asset, net	$2,526,807	$5,378,954

Income Tax Receivable. As a result of our operating losses for fiscal 2012 and in the current fiscal 2013, we recorded an income tax receivable for overpayment of federal income taxes in prior years. As of August 31, 2012, we recorded $2,477,600 as the current portion of our income tax receivables and received this amount during the Third Quarter of this year. In addition, as of November 30, 2012, we have recorded $3,003,320 as the non-current portion of our income tax receivables.

Valuation Allowance. In fiscal 2010, we recorded a valuation allowance of $611,298 for capital losses resulting from other-than-temporary impairments. This amount represents capital losses that we were not able to deduct until we had corresponding capital gains to apply the losses against. In fiscal 2011 and 2012, we had net capital losses of $91,729. This increased the valuation allowance to $643,403 at February 29, 2012, and November 30, 2012.

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

At February 29, 2012, we determined that it is more likely than not that we will be assessed additional Texas Margin Tax for non-deductibility of certain payments in past and current periods included in our calculation of the Texas Margin Tax taxable basis. The amount accrued for this uncertain tax position at November 30, 2012, and February 29, 2012, was $123,374.

A reconciliation of the beginning and ending amount of unrecognized tax expense for the current period is as follows.

Balance at February 29, 2012	$123,374
Reductions based on tax positions related to the current period	-
Balance at November 30, 2012	$123,374

(14) COMPREHENSIVE INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive losses for Third Quarter of this year and last year were $(753,649) and $(991,231), respectively. Comprehensive losses income for the First Nine Months of this year and last year were $(1,565,943) and $(2,190,263), respectively. Basic and diluted losses per share for comprehensive income for the Third Quarter of this year and last year were $(0.04) and $(0.06), respectively. Basic and diluted losses per share for comprehensive losses for the First Nine Months of this year and last year were $(0.08) and $(0.12), respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the First Nine Months of last year and this year:

Date Declared	Date Paid	Dividend Amount
01/21/11	03/15/11	$0.20
05/4/11	06/15/11	$0.20
08/11/11	09/15/11	$0.20
11/23/11	12/15/11	$0.20
02/27/12	03/15/12	$0.10
05/23/12	06/15/12	$0.10
08/8/12	09/26/12	$0.10
12/03/12	12/17/12	$0.10

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

Following is a table of Investment in Securities measured at fair value on a recurring basis as of February 29, 2012, using quoted prices in active markets for identical assets (Level 1).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Municipal and corporate bonds	$400,000	-	-	$400,000
Total at Feb. 29, 2012	$400,000	-	-	$400,000

As of November 30, 2012, we had no investment securities.

Our financial assets and liabilities are cash and cash equivalents, certificates of deposit, accounts receivable, note receivable, investments in securities, investments in policies, investment in a life settlements trust, accounts payable and accrued liabilities. The recorded values of cash and cash equivalents, certificates of deposit, investment in securities, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 4 through 8. Before settlement of the note receivable in the First Quarter of this year, the recorded value of the note receivable was the original note amount plus accrued interest. Its fair value was not readily determinable; the note is discussed in Note 9. The investment in the trust is accounted for using the equity method of accounting. Fair value is not readily determinable; the investment is discussed in Note 12.

The carrying value of our investments in policies at November 30, 2012, totaled $2,491,865, which includes $373,045 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $1,312,517. Fair value of the investment in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates. The investment in policies is discussed more fully in Note 11. The roll forward of the fair value of the investment is as follows:

Fair Value at February 29, 2012	$4,483,039
Purchases of Policies	(26,117)
Maturity of Policies	(14,642)
Sales of Policies	(2,812,422)
Change in Unrealized Gains	(317,341)
Fair Value at November 30, 2012	$1,312,517

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

(16) RELATED PARTY TRANSACTIONS

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

In connection with the promotion of licensee relations, we periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F). In the First Nine Months of this year and last year, we reimbursed costs of $524,984 and $301,604, respectively, for such use. We believe the reimbursed cost is well below the fair rental value for such use. We also periodically use a motoryacht owned by our Chairman and CEO in order to promote licensee relations and we reimburse him for the direct costs of our use. In the First Nine Months of this year and last year, we reimbursed costs of $29,015 and $136,497, respectively, for such use. We believe the reimbursed cost is well below the fair rental value for such use.

(17) CONTINGENCIES

LPI is aware of certain instances in which the insurance companies denied payment on policies in which LPI arranged the settlement with purchasers. Most of these denials are related to unforeseeable reductions in face value. Face value of the policies in question total $152,279 and our estimated liability is recorded in accrued liabilities at November 30, 2012. During the First Nine Months of this year, we accrued an additional $68,000 for future claims that might arise in relation to these policies and paid $37,050 of settlements, which had been accrued in the current and previous periods. In addition, during the First Nine Months of this year, we adjusted an accrual due primarily to the settlement of a previously reserved contingency resulting in a net recovery of $354,997 during the Third Quarter of this year and a credit balance of $156,893 for the First Nine Months of this year.

Except as described above, there have been no material contingencies during the current quarter. During the current quarter, there have been no material developments for legal proceedings apart from those legal proceedings that are disclosed in Part II, Item 1, of this Quarterly Report or were disclosed in our Quarterly Reports for the First and Second Quarters of this year (collectively, the “2013 Quarterly Reports”), and in our Annual Report on Form 10-K for the year ended February 29, 2012 (the “2012 Annual Report”). For a full disclosure of legal proceedings, please reference our 2013 Quarterly Reports and 2012 Annual Report.

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

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements. The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year. The contribution expenses for our matching contributions to the 401(k) plan for the First Nine Months of this year and last year were $59,136 and $58,447, respectively.

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

We follow the guidance contained in ASC 325-30, Investments in Insurance Contracts, to account for our investments in life settlement contracts. ASC 325-30 states that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is made on an instrument-by instrument basis and is irrevocable. Under the investment method, a purchaser recognizes the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are capitalized. Under the fair value method, a purchaser recognizes the initial investment at the purchase price. In subsequent periods, the purchaser re-measures the investment at fair value in its entirety at each reporting period and recognizes changes in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We elected to value our investments in life settlement contracts using the investment method. As of November 30, 2012, and February 29, 2012, our investments in life settlements held for our own account were carried at $2,491,865 and $8,858,534, respectively.

We review the carrying value of our investments in policies for impairment whenever events and circumstances indicate that we might not recover the carrying value of the policies from future maturities. In cases where undiscounted expected proceeds from future maturities are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value (including expected future costs to maintain the policies) exceeds the expected proceeds. Based on this assessment, we recorded impairment costs for investments in policies of $714,866 and $499,177 during the First Nine Months of this year and last year, respectively.

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

New Accounting Pronouncements

Recent accounting pronouncements have been issued including ASU 2011-04, 2011-05, 2011-06, 2011-08, 2011-12 and 2012-02. For a discussion of these pronouncements, refer to Note 3 of our Consolidated Condensed Financial Statements.

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

We are a specialty financial services company, providing purchasing services for life settlements to our client base. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 145,000 purchaser transactions involving over 6,500 policies totaling over $3.1 billion in face value. We believe our experience, infrastructure and intellectual capital provide us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the Third Quarter and First Nine Months of this year and last year:

	Three Months Ended Nov. 30,		Nine Months Ended Nov. 30,
	2012	2011	2012	2011
Number of settlements	12	10	25	44
Face value of policies	$30,508,150	$35,000,000	$77,158,150	$147,044,000
Avg. revenue per settlement	$398,034	$666,680	$543,142	$620,717
Net revenues derived*	$1,622,317	$2,505,562	$4,440,045	$9,839,262

__________________

*      Net revenues derived are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended November 30, 2012 and 2011

We reported a net loss of $753,649 for the three months ended November 30, 2012 (the “Third Quarter of this year”), compared to a net loss of $1,082,848 for the three months ended November 30, 2011 (the “Third Quarter of last year”). Our lower net loss resulted primarily from a 27% decrease in total operating and administrative expenses and a $354,997 credit balance against previously recognized settlement costs. The number of life settlement transactions we brokered increased from 10 to 12, while the average revenue per settlement decreased by 40%, from $666,680 in the Third Quarter of last year to $398,034 in the Third Quarter of this year. The decrease in average revenue per settlement during the Third Quarter of this year is due primarily to a larger number of smaller faced policies transacted during this period as well as higher brokerage and referral fees due to a policy resale accommodation to institutional clients, in which we cover their resale fees to encourage reinvestment of the sale proceeds, and to promotional bonuses paid to licensees.

Revenues: Revenue decreased by $1,890,392, or 28%, from $6,666,795 in the Third Quarter of last year to $4,776,403 in the Third Quarter of this year. Brokerage fees declined by $1,007,147 or 24%, but increased 4% as a percentage of gross revenues. These factors resulted in a 35% decrease in the net revenues derived in the Third Quarter of this year compared to the Third Quarter of last year.

Although the general market for life settlements appears to have reduced among all industry participants, we continued to experience a decreased demand for our services due to negative publicity from news articles and the filing of a civil action by the Securities and Exchange Commission. We believe these articles portrayed us in a false light, and we have devoted substantial resources and the personal time of our senior management to improve licensee relations, develop new clients and work to rebuild confidence in our company. Since the start of our current fiscal year (March 1, 2012), approximately 2,200 of our clients have been paid approximately $50 million in proceeds from their life settlement transactions, and we believe the amount of payouts will increase during the remainder of this fiscal year. Since many of our life settlement purchasers are repeat purchasers, we believe the payouts will restore some demand in the remainder of this fiscal year and the following fiscal year and will enable us to gradually rebuild our markets. We have observed an increase in new clients and deposits into escrow as well as a generally increased positive interest in our services. We intend to continue devoting resources to rebuild our client base and increase demand for our services during the remainder of fiscal 2013. However, restoration of demand approaching levels we recorded in fiscal 2011 may not occur, until and unless we are able to resolve the civil actions filed by the Securities and Exchange Commission and other private litigants favorably.

Brokerage and Referral Fees: Brokerage and referral fees decreased 24% or $1,007,147 from $4,161,233 in the Third Quarter of last year to $3,154,086 in the Third Quarter of this year. Brokerage and referral fees as a percentage of gross revenue increased from 62% in the Third Quarter of last year to 66% in the Third Quarter of this year. We believe the increase was due primarily to a policy resale accommodation to institutional clients, in which we cover their resale fees to encourage reinvestment of the sale proceeds and to promotional bonuses paid to licensees. In the Third Quarter of this year, broker referrals accounted for 67% of the total face value of policies transacted, compared to 100% in the Third Quarter of last year. For the Third Quarter of this year, three brokers accounted for more than 10% of the face value of all completed transactions, constituted 57% of the total face value of completed transactions. For the Third Quarter of last year, six brokers who each accounted for more than 10% of the face value of all completed transactions, and constituted 94% of the total face value of completed transactions. No one licensee accounted for more than 10% of the licensee referral fees expense.

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

Expenses: Operating and administrative expenses decreased by 27% or $1,248,029 from $4,667,904 in the Third Quarter of last year to $3,419,875 in the Third Quarter of this year. The decrease is primarily due to 49% decrease in legal and professional fees. Legal and professional fees were $1,125,739 and $2,204,217 in the Third Quarter of this year and last year, respectively. A significant amount of legal and professional fees were incurred in this quarter in defending ourselves against an action filed by the Texas Attorney General. See Part II. Item13. Legal Proceedings. This action, which was resolved in our favor in the district court, required incurring substantial legal fees in a concentrated period of time. Because of the nature of the action and our success in the district court, we do not anticipate incurring further substantial legal fees in that matter. Other legal and professional fees are a result of the legal fees associated with the SEC investigation and the shareholder suits and have declined due to insurance coverage and a reduction in legal activity.

Impairment of investments in policies in the Third Quarter of this year declined to $10,836 as compared to $129,173 in the Third Quarter of last year primarily due the sale of affected policies.

During the Third Quarter of this year and last year, we made premium advances of $2,033,352 and $754,427, respectively, and were reimbursed $1,021,841 and $639,996, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. Net premium advance expense for the Third Quarter of this year and last year was $526,241 and $236,138, respectively, primarily as a result of the increased number of policies exhausting escrow. See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 19.

Total other income decreased slightly from $686,442 in the Third Quarter of last year to $657,936 in the Third Quarter of this year, primarily due to a $425,589 gain from investment in life settlements trust during the Third Quarter of this year compared to other income comprised primarily of $530,794 in additional sales of investments in policies, offset by a realized loss on sales of investment securities of $134,509 in the Third Quarter of last year.

Income Taxes: As a result of our losses in fiscal 2012 and in the current fiscal 2013, we have accrued net operating losses, which can be used to offset future taxable income and recorded as income tax benefit. Our income tax benefit decreased from $393,052 in the Third Quarter of last year to $385,973 in the Third Quarter of this year, primarily due to $425,589 gain from investment in life settlements trust.

Comparison of the Nine months Ended November 30, 2012 and 2011

We reported a net loss of $1,565,943 for the nine months ended November 30, 2012 (the “First Nine Months of this year”), compared to a net loss of $2,280,175 for the nine months ended November 30, 2011 (the “First Nine Months of last year”). The reduction in net loss resulted primarily from a 24% decrease in total operating and administrative expenses and a 339% increase in other income arising from the one-time sale of most of our viatical and life settlement interests held for our own account. The number of life settlement transactions we brokered decreased from 44 to 25, while the average revenue per settlement decreased from $620,717 during the First Nine Months of last year to $543,142 during the First Nine Months of this year. The decrease in average revenue per settlement during the quarter may have been due in part to a larger number of smaller faced policies transacted during this period as well as higher brokerage and referral fees due to a policy resale accommodation to institutional clients.

Revenues: Revenues decreased by $13,732,992, or 50%, from $27,311,539 in the First Nine Months of last year to $13,578,547 in the First Nine Months of this year. Brokerage fees declined by $8,333,775 or 48%, but increased 3% as a percentage of gross revenues. These factors resulted in a 55% decrease in the net revenues derived in the Third Quarter of this year compared to the Third Quarter of last year.

Although the general market for life settlements appears to have reduced among all industry participants, we continued to experience a decreased demand for our services due to negative publicity from news articles and the filing of a civil action by the Securities and Exchange Commission. We believe these articles portrayed us in a false light, and we have devoted substantial resources and the personal time of our senior management to improve licensee relations, develop new clients and work to rebuild confidence in our company. Since the start of our current fiscal year (March 1, 2012), some 2,200 of our clients have been paid approximately $50 million in proceeds from their life settlement transactions, and we believe the amount of payouts will increase during the remainder of this fiscal year. Since many of our life settlement purchasers are repeat purchasers, we believe the payouts will restore some demand in the remainder of this fiscal year and the following fiscal year and will enable us to gradually rebuild our markets. We have observed an increase in new clients and deposits into escrow as well as a generally increased positive interest in our services. We intend to continue devoting resources to rebuild our client base and increase demand for our services during the remainder of fiscal 2013. However, restoration of demand approaching levels we recorded in fiscal 2011 may not occur, until and unless we are able to resolve the civil actions filed by the Securities and Exchange Commission and other private litigants favorably.

Brokerage and Referral Fees: Brokerage and referral fees decreased 48% or $8,333,775 from $17,472,277 in the First Nine Months of last year to $9,138,502 in the First Nine Months of this year. Brokerage and referral fees as a percentage of gross revenue increased from 64% in the First Nine Months of last year to 67% in the First Nine Months of this year due primarily to a policy resale accommodation to institutional clients. In the First Nine Months of this year, broker referrals accounted for 87% of the total face value of policies transacted, compared to 100% in the First Nine Months of last year. For the First Nine Months of this year, three brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 52% of the total face value of completed transactions. For the First Nine Months of last year, two brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 25% of the total face value of completed transactions. No one licensee accounted for more than 10% of the licensee referral fees expense during the period.

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

Expenses: Total operating and administrative expenses decreased by 24% or $3,367,637 from $13,944,130 in the First Nine Months of last year to $10,576,493 in the First Nine Months of this year. The decrease is primarily due to 50% decrease in legal and professional fees. Legal and professional fees were $2,971,658 and $5,984,748 in the Third Quarter of this year and last year, respectively. A significant amount of these legal and professional fees were incurred in the Third Quarter of this year in defending ourselves against an action filed by the Texas Attorney General. See Part II. Item 1. Legal Proceedings. This action, which was resolved in our favor in the district court, required incurring substantial legal fees in a concentrated period of time. Because of the nature of the action and our success in the district court, we do not anticipate incurring further substantial legal fees in that matter. Other legal and professional fees are largely a result of the legal fees associated with the SEC investigation and the shareholder suits and these amounts have declined due to insurance coverage and a reduction in legal activity.

Impairment of owned policies in the First Nine Months of this year was $714,866 compared to $499,177 in the First Nine Months of last year.

During the First Nine Months of this year and last year, we made premium advances of $4,155,699 and $3,959,582, respectively, and were reimbursed $2,092,893 and $2,835,805, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. Net premium advance expense for the First Nine Months of this year and last year was $1,043,522 and $1,088,191, respectively, primarily as a result of the increased number of policies exhausting escrow. See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 19.

Total other income and expense increased from $932,562 in the First Nine Months of last year to $4,097,939 in the First Nine Months of this year, primarily due to a gain on sales of investments in policies of $3,713,973. There was a realized loss on sales of investment securities of $185,456 in the First Nine Months of last year, but no sale of securities during the First Nine Months of this year.

Income Taxes: Our income tax benefit decreased 47% from $892,131 in the First Nine Months of last year to $472,566 in the First Nine Months of this year, due to the substantial increase in other income from the sale of life settlement interests owned for our own account and a 5% decrease in our deferred tax cost compared to greater losses in income before income taxes in the previous year.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of November 30, 2012 were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$164,873	$79,388	$140,195	$6,486	$-
Total obligations	$164,873	$79,388	$140,195	$6,486	$-

Liquidity and Capital Resources

Operating Activities: Net cash flows used by operating activities for the First Nine Months of this year were $3,149,715. Uses of cash flow resulted primarily from a net loss of $1,565,943, an increase of income taxes receivable of $1,214,683, net premium advances of $2,066,272, gain on sales of investments in policies of $3,713,973 and the gain on investment in life settlements trust of $458,377. The primary sources of cash flow were from a decrease in deferred income taxes of $2,852,147, an increase in accounts payable of $1,482,256, impairment of investment in policies of $714,866, an increase in the premiums allowance account of $401,250, repayment of a note receivable of $350,000, and a reduction of prepaid expenses of $249,425. Net cash flows used by operating activities for the First Nine Months of last year were 3,777,967. Uses of cash flow resulted primarily from a net loss of $2,280,175, a reduction of net income taxes payable of $2,540,690, net premium advances of $1,123,777 and the gain on sales of investments in policies of $691,489. The primary sources of cash flow were from a decrease in deferred income taxes of $1,014,303, an increase in accrued liabilities of $591,808, impairment of investment in policies of $499,177, an increase in the premiums allowance account of $402,126, and a reduction of accounts receivable of $390,084.

Investing Activities: Net cash flow provided by investing activities was $9,770,271 during the First Nine Months of this year. This amount consists of $9,534,236 of proceeds from sales of investments in policies, $400,000 of proceeds from sales of investments in securities, $691,682 of proceeds from our investment in the life settlements trust and offset by $220,494 purchases of policies for investment purposes, and $609,371 investment in life settlement trust. In comparison, net cash flow provided by investing activities was $3,647,287 during the First Nine Months of last year. This amount consists of $3,163,547 of proceeds from sales of securities, $906,225 of proceeds from sales of investments in policies, $293,545 proceeds from maturities of investments in policies and $65,733 proceeds from the life settlement trust, less $544,733 for purchases of owned policies, $190,782 for an additional investment in the life settlements trust and $46,213 for purchases of property and equipment.

Financing Activities: For the First Nine Months of this year and last year, we used $5,598,989 and $11,191,135, respectively, to pay dividends.

Working Capital and Capital Availability: As of November 30, 2012, we had working capital of $11,676,473. While we believe our existing working capital and future cash flows from operating activities will allow us to fund our short and long-term operations, our working capital decreased $5.3 million during the First Nine Months of this year due primarily to decreases in our current assets including our note receivable, income tax, deferred tax and investment in policies. To fund our short and long-term operations at current levels and to continue to pay dividends, we have liquidated much of our investment portfolio, including most of our investments in policies and our investments in securities. We believe our investment in the life settlement trust has substantial unrealized value, but there is no ready market for the investment. Except for our cash and cash equivalents, we have few sources of additional liquidity. As a result, we may not be able to continue to pay dividends at the historical rate and may need to significantly reduce or eliminate dividends to conserve working capital until we can realize improved operating results.

Outlook

It is difficult to discern the respective impacts of the general decline in the life settlement markets as compared to the adverse publicity affecting us specifically. The general decline in the market followed the 2008 financial crisis. In a report issued in 2012, the insurance research group, Conning & Co. (the “Conning report”), estimated that the life settlement industry completed $11.8 billion in face value of transactions in 2008, but dropped to $7.6 billion in 2009, $3.8 billion in 2010 and $1.25 billion in 2011. The 2012 Conning report focuses primarily on market participants that, unlike our transactions, are organized in a fund structure and suggests the decrease in the life settlement market generally results from a lack of capital due primarily to fund investor’s concern regarding liquidity. While liquidity is a risk factor to be considered by any purchaser of life settlements, we believe our clients, as direct fractional owners of policies, are in a better position to evaluate their own individual liquidity needs, benefit from the fact that we do not charge annual management fees, and benefit from the fact that they are not required to share profits above a certain target level with us. Our challenge throughout fiscal 2013 has been to rebuild confidence in our company among our licensees and clients and to expand our client base. We have expended significant amounts of time and resources in this rebuilding effort and believe we have made substantial progress in restoring the confidence and interest of our clients. We intend to continue these efforts throughout the remaining fiscal quarter of 2013 and into fiscal 2014. A significant element of our rebuilding effort has been the fact that, during the 2012 calendar year, approximately $60 million in payouts from transactions were experienced. We believe the experience of these payouts will help restore client confidence and aid in rebuilding our corporate reputation that was damaged by the institution of the SEC action and other private litigation previously reported in our Annual Report on Form 10K for Fiscal 2012.

The Conning report forecasts that the life settlement market overall will remain relatively flat for the next few years. We concur with Conning’s predictions about the 2013 market and we believe that the total market is likely to remain relatively flat for the next year at about $1.25 billion in face value. However, the Conning report also notes, and we agree that the supply of qualified life settlements is expected to remain strong and that life settlements remain an attractive alternative investment because the asset class has a low correlation to fixed-income and equity securities and offers investors the potential to generate competitive returns. We believe that life settlements should be appealing as an asset class, especially given the low interest rate environment for fixed income investments and equity market volatility. Based on the reduction in predicted transaction volume for the entire industry, our focus will be on increasing our share of the projected $1.25 billion total market by capitalizing on the strength of our client base and transaction structure, and by utilizing our proprietary software and processes to provide competitive bids and a high level of responsiveness and service to those who present policies to us.

We anticipate that our revenues, cash flows and recurring expenses will continue to improve during the remainder of fiscal 2013. We believe that life settlements as an asset class will remain an attractive alternative for persons seeking to diversify investment portfolios and avoid economically sensitive investments. Since the returns on life settlements are a function of the discount at which policies are purchased, future premium payments and the passage of time, they are not correlated to traditional equity and debt markets and commodity investments. Essentially, life settlements create value in a way that is different than market-based investments.

Despite the progress we have made in our efforts to rebuild confidence in our company, the large drops in revenues, the significant legal and professional fees, and operating losses we have experienced over the First Nine Months of this year have eroded the strength of our financial condition. The SEC suit and other litigation have been highly damaging to our business, and we do not anticipate a substantial recovery in our revenues and net income while the SEC suit and the other private litigation continues. To mitigate these developments, we continue to invest significantly in programs to develop and strengthen our relationships with new and inactive licensees. We are conserving our cash in anticipation that the suit will not be quickly resolved. We have decreased our cash dividends and may make further cuts and could eliminate the dividends. We have sold the majority of our portfolio of investments in policies and are reducing our investments, including investments in policies.

Until we can realize improved operating results, we shall rely on our working capital position, which is still relatively strong, and we believe we have sufficient cash and cash equivalents to support our short and long-term operations. We do not anticipate a need for future borrowings or stock sales.

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

Changes in Internal Control over Financial Reporting. With the participation of our Chief Executive Officer and our Chief Accounting Officer, we have concluded that there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2012). As we reported on a Form 8-K filed on October 25, 2012, we appointed a new Chief Financial Officer, Colette Pieper, to replace our former Chief Financial officer, David M. Martin, who resigned on July 12, 2012, to pursue another employment opportunity. Ms. Pieper joined us on November 19, 2012.

Part II – other information

Item 1. Legal Proceedings

Other than as stated below, there have been no material developments during the current quarter for our legal proceedings that were not disclosed in our Annual Report on Form 10-K for the year ended February 29, 2012 (the “2012 Annual Report”). For a full disclosure of legal proceedings, please reference our 2012 Annual Report.

We are party to a class action suit filed in the 191st Judicial District Court of Dallas County, Texas, and styled Helen Z. McDermott, Individually and on Behalf of all Others Similarly Situated v. Life Partners, Inc., Cause No. 11-02966. On November 20, 2012, the court certified this action as a class action with a class consisting of 38 persons. LPI has appealed this ruling and intends to vigorously defend the allegations in the suit, including opposing certification of the purported class. Because of the appeal regarding the certification of the class, the trial setting may be further postponed.

On August 16, 2012, the Texas Attorney General, acting for the State Securities Board, filed suit against Life Partners Holdings, Inc., Life Partners, Inc., its Chairman and President, Brian Pardo, and its General Counsel, Scott Peden. The suit sought a temporary restraining order preventing us from doing business and appointment of receiver based generally on allegations that our life settlements are securities under Texas law and that we made various misrepresentations in the sale of the life settlements, including misrepresentations about the life expectancies of the insureds. At the conclusion of a hearing held September 24 and 25, 2012, the court ruled that the life settlement transactions that we facilitate are not securities under Texas law. Since the claims were based on the premise that the life settlements were securities, the ruling effectively terminated the Attorney General’s case. The Attorney General has filed notice of an appeal in the case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 9, 2013

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

By: /s/ Colette Pieper
Colette Pieper
Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certification of CEO	33
31.2	Rule 13a-14(a) Certification of CFO	34
32	Section 1350 Certification	35

