Form 10-K/A
period 2012-02-29
LIFE PARTNERS HOLDINGS INC
filed 2013-04-29
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”)
For the fiscal year ended: February 29, 2012

Commission File Number: 0-7900

LIFE PARTNERS HOLDINGS, INC.

 (Name of registrant in its charter)

Texas	74-2962475
(State of incorporation)	(I.R.S. Employer ID no.)
204 Woodhew Drive	76712
Waco, Texas	(Zip Code)
(Address of Principal Executive Offices)

Registran1t’s telephone number, including area code: 254-751-7797

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock (par value $0.01 per share)	NASDAQ Global Select
(Title of Class)	(Name of exchange on which registered)

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

Indicated by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the Exchange Act).     Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 2011, was $62,895,234, based on the last reported sale price of $6.87 on that date on the NASDAQ Global Select Market.

Shares of Common Stock, $.01 par value, outstanding as of May 1, 2012: 18,647,468 (18,750,000 issued and outstanding less 102,532 treasury shares)

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

EXPLANATORY NOTE

We are filing Amendment No. 1 (this “Amendment”) to the Life Partners Holdings, Inc. (“we” or the “Company”) Annual Report on Form 10-K for the year ended February 29, 2012 (“Fiscal 2012”), which was originally filed on May 11, 2012 (the “Original Filing”). This Amendment revises the disclosures previously made in Part II, Item 9, regarding management’s conclusion about the effectiveness of our disclosure controls and procedures as of February 29, 2012, and in footnote 10 to the Consolidated Financial Statements regarding premium advances.

Except as described above, this Amendment does not otherwise amend or update any exhibit to or disclosure set forth in the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to the Sarbanes-Oxley Act of 2002.

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

In our Consolidated Financial Statements for fiscal 2012, 2011 and 2010, we are recognizing revenue from life settlement transactions on the date that policy closings are funded rather than the date that purchasers commit contractually to buy policies. This change comports with Ernst & Young’s position. The Consolidated Financial Statements for fiscal 2010 were restated to reflect this change. We have not chosen to allocate and defer a portion of our fee revenue based upon our practice of making premium advances, as it is not a contractual obligation nor do we believe it is appropriate under accounting rules. For further information about premium advances, see Footnote 10 to the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.

At the time our Annual Report on Form 10-K for the year ended February 29, 2012, was filed on May 11, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2012. After that evaluation, we received comments from the staff of the SEC noting that we had not filed a Form 8-K with the disclosures required under Item 4.02(a) regarding our decision to restate our Consolidated Financial Statements for fiscal 2010, which is described above. We have since filed the Form 8-K and our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that re-evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the filing of Form 8-Ks. We have made refinements to the process by which reportable items are identified and communicated to the responsible person for preparation of the Form 8-Ks, and we believe our disclosure controls have been remediated as of February 28, 2013.

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

The effectiveness of our internal control over financial reporting as of February 29, 2012, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

April 25, 2013	Life Partners Holdings, Inc.

	By:	/s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian D. Pardo	President, Principal Executive	April 25, 2013
Brian D. Pardo	Officer, and Director

/s/ Colette Pieper	Chief Financial Officer and	April 25, 2013
Colette Pieper	Principal Financial and Accounting Officer

/s/ R. Scott Peden	Secretary, Director	April 25, 2013
R. Scott Peden

/s/Tad Ballantyne	Director	April 25, 2013
Tad Ballantyne

/s/ Harold Rafuse	Director	April 25, 2013
Harold Rafuse

/s/ Fred Dewald	Director	April 25, 2013
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

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28/29, 2012, 2011 AND 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,123,478)	$23,425,749	$26,077,214
Adjustments to reconcile net (loss) income to operating activities:
Depreciation	266,150	282,859	313,050
Impairment on investment in securities-	-	-	1,823,364
Realized loss (gain) on sales of investment securities	185,456	(88,492)	-
Impairment of investments in policies	906,451	6,212,150	2,139,183
Gain on sales of investments in policies	(809,218)	-	-
Earnings from life settlements trust	(84,443)	(464,796)	(420,743)
Deferred income taxes	753,317	(477,608)	(165,312)
(Increase) decrease in operating assets:
Accounts receivable	433,738	928,068	954,913
Note receivable-	-	-	(26,178)
Income taxes receivable (payable	(2,767,111)	635,890	608,800
Prepaid expenses	(378,174)	278,924	(234,301)

Increase (decrease) in operating liabilities:

Accounts payable	(1,455,319)	1,945,535	(1,280,029)
Accrued liabilities	400,398	(1,670,406)	982,907
Accrued settlement expense	137,821	(222,312)	41,442
Deferred policy monitoring costs	(196,585)	(52,338)	387,566

Net cash (used in) provided by operating activities	(5,730,997)	30,733,223	31,201,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificate of deposit	(111)	(203)	-
Certificate of deposit maturities	-	-	2,933,069
Proceeds from sales of marketable securities	4,663,547	14,764,648	-
Purchases of marketable securities	-	(12,455,990)	(3,051,996)
Premium advances, net	(712,333)	(2,954,289)	(3,549,912)
Purchases of property and equipment	(47,291)	(117,947)	(382,567)
Proceeds from life settlements trust	84,443	464,796	420,743
Return of investment in life settlements trust	55,636	253,962	133,987
Investment in life settlements trust	(190,782)	-	(1,227,484)
Proceeds from sales of investments in policies	1,027,018	-	-
Maturities of investments in policies	293,545	83,469	-
Increase in other assets	-	-	(3,000)
Purchases of investment in policies and capitalized premiums	(769,835)	(3,654,183)	(7,863,520)
Net cash provided by (used in) investing activities	4,403,837	(3,615,737)	(12,590,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	-	(779,073)
Dividends paid	(14,920,716)	(19,375,650)	(13,224,612)
Net cash used in financing activities	(14,920,716)	(19,375,650)	(14,003,685)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,247,876)	7,741,836	4,607,511
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,610,564	19,868,728	15,261,217
CASH AND CASH EQUIVALENTS, END OF YEAR	$11,362,688	$27,610,564	$19,868,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,694	$1,505	$46,988
Income taxes paid	$634,866	$13,565,514	$17,262,000

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

(10) PREMIUM ADVANCES

We occasionally make advances on policy premiums to maintain certain policies. In the life settlements we broker, estimated future premium amounts are escrowed with a trust company. When the future premium amounts in escrow are exhausted, purchasers are contractually obligated to pay the additional policy premiums. Most purchasers pay the premiums. In some instances, purchasers have failed to pay the premiums and we have acquired the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation and to preserve business goodwill. In these instances, we pay the premiums to the trust company. By making the advance, we have a contractual right to reimbursement from policy proceeds before the proceeds are distributed to the purchaser. Although we expect ultimate repayment, we make estimates of the collectability of these premium advances.

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

	For the Year Ended February 28/29,
	2012		2011			2010
	Before	After	Before	After		Before	After
	Stock	Stock	Stock	Stock		Stock	Stock
	Split	Split	Split	Split		Split	Split
Shares Outstanding:
Common Stock issued and outstanding	14,917,974	18,647,468 *	14,917,974	18,647,468	*	14,859,016	18,573,770	*
Treasury Stock	82,026	102,532	82,026	102,532		165,338	206,673
Average Common and Common Equivalent
Shares Outstanding:
Basic and Diluted	14,917,974	18,647,468	14,913,243	18,641,554		14,859,016	18,573,770
Basic and Diluted Earnings per Share
Net (Loss) Income	(0.21)	(0.17)	1.57	1.26		1.75	1.40
Basic and Diluted Earnings per Share
Comprehensive Income	(0.20)	(0.16)	1.56	1.25		1.91	1.53

*	Reflects 18,750,000 shares are issued and outstanding less the number of treasury shares outstanding at those points in time, adjusted for the number of treasury shares retired for the latest 5-for-4 split in fiscal 2011.

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

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$9,833,395	$10,811,349	$6,666,795	$5,610,650
Loss from Operations	$(1,433,512)	$(509,014)	$(2,162,342)	$(1,631,771)
Pre-tax Loss	$(1,290,866)	$(405,540)	$(1,475,900)	$(1,381,093)
Net Loss	$(874,144)	$(323,183)	$(1,082,848)	$(843,303)
Net Loss Per Share	$(0.05)	$(0.02)	$(0.06)	$(0.05)

	Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$31,231,136	$33,157,423	$20,159,650	$17,031,006
Income from Operations	$12,857,536	$13,264,440	$5,537,341	$3,488,476
Pre-tax Income	$13,126,916	$13,179,682	$6,046,425	$3,859,361
Net Income	$8,183,150	$8,252,093	$3,960,688	$3,029,818
Net Income Per Share	$0.44	$0.44	$0.21	$0.16

	Fiscal 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$26,366,949	$28,057,548	$28,070,602	$26,297,460
Income from Operations	$10,237,028	$9,969,317	$10,527,686	$12,695,154
Pre-tax Income	$10,939,235	$10,506,269	$10,991,993	$10,836,986
Net Income	$6,595,243	$6,322,644	$6,628,460	$6,530,866
Net Income Per Share	$0.36	$0.34	$0.36	$0.35

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description
3.1	Articles of Incorporation, dated August 16, 2002 (1)
3.2	Amended Articles of Incorporation, dated April 24, 2003 (1)
3.3	Amended Articles of Incorporation, dated August 16, 2007 (as corrected) (1)
3.4	Amended and Restated Bylaws (1)
4.1	Form of stock certificate for our common stock (1)
14	Code of Ethics for Directors and Executive Officers (2)
21	Subsidiaries of the Registrant (1)
31	Rule 13a-14(a) Certifications
32	Section 1350 Certification

(1)	These exhibits were filed with our Annual Report on Form 10-K for the year ended February 28, 2010, and are incorporated by reference herein.

(2)	This exhibit was filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and is incorporated by reference herein.

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

