Form 10-K
period 2013-02-28
LIFE PARTNERS HOLDINGS INC
filed 2013-05-29
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”)

For the fiscal year ended:  February 28, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.        Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the Exchange Act).         Yes ☐        No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 2012, was $14,007,236, based on the last reported sale price of $1.53 on that date on the NASDAQ Global Select Market.

Shares of Common Stock, $.01 par value, outstanding as of May 1, 2013: 18,647,468 (18,750,000 issued and outstanding less 102,532 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

2013 Form 10-K Annual Report

i

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K for the fiscal year ended February 28, 2013 (“fiscal 2013”), concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the payment or nonpayment of dividends, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, the outcomes of the SEC suit and pending litigation, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

We provide purchasing services for life settlements to our client base. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 148,000 purchaser transactions involving over 6,500 policies totaling over $3.15 billion in  face value. We believe our experience, infrastructure and intellectual capital provide us a unique market position within the life settlement market.

As a purchasing agent, we identify, examine and purchase policies on behalf of our clients that match their buying parameters and return expectations. Because we are obliged to work within these parameters, we must make offers that are competitive from the seller’s point of view, but still fit within the buying parameters of our clients. We locate potential policy owners generally through a network of life settlement brokers. Brokers are typically compensated based on a percentage of the face value of the policy sold and this amount is negotiated between the policyholder and the broker. This compensation is paid upon the closing of a settlement. We have long-term relationships with many of the country’s life settlement brokers and, for those that we transact business with, we believe that these brokers adhere to applicable regulatory requirements when conducting their business. Broker referrals accounted for 99% of our total business as measured by policy face value in fiscal 2011, 99% in fiscal 2012 and 91% in fiscal 2013. In fiscal 2013, three brokers made referrals whose policy face values represented over 10% of our total business. Referrals from these three brokers accounted for 54.7% of our total business. In fiscal 2012, two brokers made referrals whose policy face values represented over 10% of our total business. Referrals from these brokers accounted for 24.3% of our total business. In fiscal 2011, we had two brokers with 10% or more of our total business and it accounted for 26.9% of our total business. With the continued downturn in the life settlement markets, and in our business specifically, we anticipate lower levels of broker competition and we may experience increases in our supply concentration risk.

We categorize our purchasers of life settlements as either institutional or retail. Institutional purchasers are typically investment funds designed to acquire and hold life settlements. We have not engaged in material sales to institutional purchasers since fiscal 2010. The majority of our clients are high net worth individuals, which we refer to as retail purchasers. Our retail purchasers generally come to us through a network of financial planners, whom we call licensees. We developed this network through referrals and have long-standing relationships with most of these financial planners. Although the financial planners can be compensated through fee-based consultations paid by the purchaser, we compensate most of the financial planners based on the amount invested. The compensation of financial planners is paid in cash upon the closing date of the transaction.

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

Pricing the Life Settlement. A purchaser’s investment return from a life settlement depends on three factors: the difference between the policy face amount and purchaser’s cost basis (consisting of the acquisition cost and premiums paid to maintain the policy), the length of the holding period, and the demise of the insured. We price settlements based on a combination of the policy face amount, the anticipated life expectancy of an insured and policy maintenance costs. We do not estimate life expectancies in-house, but have relied on outside sources. For many years, a physician, Dr. Donald T. Cassidy, of Reno, Nevada, provided our life expectancy estimations. In fiscal 2012, we added 21st Services, LLC. Dr. Cassidy uses a deterministic methodology, in which he adjusts an insured’s standard life expectancy to account for the insured’s medical conditions, family health history, and lifestyle. During fiscal 2013, Dr. Cassidy reviewed approximately 103 policies per month or about five policies per business day, including updates on policies previously reviewed. 21st Services assigns a median life expectancy based on proprietary mortality tables that it adjusts to account for the insured’s medical conditions, family health history, and social/lifestyle factors. To establish the escrow account for future premiums, we use the longer of the two estimates. When pricing the settlement, we consider the policy face amount and the acquisition costs, including future premium and transaction costs. We then deduct the estimated maintenance costs and the transaction costs from the face amount and take a further discount as a hedge for the imprecise nature of the estimates. This hedge protects the investment return to some extent if an insured lives beyond his or her estimated life expectancy.

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

We also avoid conflicts since we rarely compete against our retail purchasers in acquiring policies. We purchased the bulk of the policies for our own account as part of settlement agreements or tertiary purchases, in which we acquired previously purchased policies because they were no longer suitable for the purchasers. These were not opportunities offered to our retail purchasers and thus we were not competing with our purchasers. In the fiscal years 2011, 2012 and 2013, we acquired a total of 1,208 interests in policies for our own account, all but two of which were a part of a settlement  or a tertiary purchase.

The Life Settlement Market and Competition. Life settlements provide a secondary market for existing life insurance policies that the owner no longer needs or wants and that insure a person whose life expectancy can be reasonably estimated. From the early 2000s through 2007, the market for life settlements grew substantially from both the demand and the supply sides of the transaction with an increase in the average face amount of policies presented for sale. Following the 2008 and 2009 financial crisis, however, the face value of transactions declined dramatically. In reports issued in 2011 and 2012, the insurance research group, Conning & Co. (the “Conning reports”), estimated that the life settlement industry completed $11.8 billion in face value of transactions in 2008, but dropped to $7.6 billion in 2009, $3.8 billion in 2010 and $1.2  billion in 2011. In its 2012 report, Conning estimated the market would drop to approximately $1.0 billion in 2012. Based on our own research from other providers, publicly reported data and estimates based on historical data, we believe that the total amount of face value of transactions completed by the life settlement industry in calendar 2012 increased to about $2.0 billion. The 2012 Conning report suggests the decrease in the life settlement market results from a lack of capital due to investor concern regarding liquidity. Conning forecasts that the life settlement market overall will remain flat for the next few years. We concur with Conning’s predictions about the 2013 market and we believe the total market is likely to remain relatively flat for the next year. However, the 2012 Conning report notes, and we agree that life settlements remain an attractive alternative investment because the asset class has a low correlation to fixed income and equity securities and offers investors the potential to generate competitive returns. We believe that life settlements should be appealing as an asset class, especially given the low interest rate environment for fixed income investments and concern regarding possible equity market volatility. Given the reduction in predicted transaction volume for the industry, our focus will be on increasing our share of the total market by offering competitive bids and by capitalizing on the strength of our proprietary software and processes to provide a high level of responsiveness and service to those who present policies to us.

Weaker demand should not diminish the supply of attractive policies, primarily because policy holders desiring to monetize their policies have few viable alternatives. The attractiveness of a life settlement for insureds is in the value that they can realize from life settlements, which exceeds the cash surrender value that life insurance companies will pay and the avoided costs of letting policies lapse. We believe the growing awareness among policy owners and their financial professionals and advisors of the value to be realized from life settlements and an aging population should produce an ample supply of attractive policies, especially policies with higher face values.

We believe the number of active participants in the life settlement market has increased to approximately 20 companies, which is up from 15 active participants in 2011. While precise industry and company-specific data are not readily available, we estimate that our largest industry competitor currently has approximately 19% of the total market share based on the estimated face value of 2012 calendar year transactions, which is up from a 16% market share in calendar year 2011. Another market participant appears to have had approximately 14.5% of the market in 2012 and the third and fourth largest market participants had approximately a 10% market share each. We estimate our market share was approximately 5% in calendar 2012, which is unchanged from our estimated market share in calendar 2011. In the remainder of the market, we estimate all other market participants had less than 10% of the total market share for calendar 2011 with most having less than 5%.

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

In the fourth quarter of fiscal 2012, the SEC filed an action against us and our officers, which is more completely described below in Item 3. Legal Proceedings. The uncertainty resulting from these legal developments hurt demand in our business during both fiscal 2012 and fiscal 2013. During fiscal 2013, we closed 35 transactions compared with 62 transactions in fiscal 2012, mostly due to lower purchaser interest. Despite this decrease in demand, we continued to be selective about policies presented to our clients. During fiscal 2013, 204 policies per month on average were submitted to us for review. Of this number, we made offers on an average 14 policies per month resulting in an average of three completed transactions per month. The supply of attractive policies is supported by our average face value per policy, which increased in fiscal 2013 at $3.1 million versus $2.9 million for fiscal 2012. Average revenue per settlement was relatively stable at $531,003 in fiscal 2012 and $540,138 in fiscal 2013.

We have responded to licensee and client concerns by addressing issues in the articles and lawsuits through correspondence and meetings with licensees. We noted that both the articles and the claims by the SEC used a sampling period for life expectancies that related generally to viatical settlements with HIV insureds. With medical advances, some of these insureds have lived far beyond their original life expectancy. This development was not unique to us, but affected the industry generally. Due to these developments, we have not engaged in a material number of viatical settlements since 2008. We believe the sampling of viatical settlements does not reflect the accuracy of our estimates for life settlements. Nonetheless, some data indicates that the life settlement industry, as a whole, may have underestimated life expectancies. The possibility was raised in the 2012 Conning report and is perhaps indicated in AIG’s $621 million impairment on its life settlement portfolio ($309 million in 2012 and $185 million in 2011) due to revised life expectancies. Since most of our business activity occurred in fiscal 2008 through 2010 and the average life expectancies for life settlements range from four years or more, we do not have a sufficient sample to assess the accuracy of our life expectancies under our current methodologies. We recognize and appreciate the need for accurate life expectancies and it is in our best interest to use the best estimates reasonably available. Because we risk adjust our settlement prices to remain profitable for a number of years after the life expectancy estimate and initial escrow period is exceeded, we believe our settlements will likely remain profitable even when a settlor lives beyond the life expectancy estimate.

In response to licensee concerns and market demand, we have modified our procedures to include two life expectancy opinions for each policy presented. In addition, we escrow premiums for the longer of the two life expectancy opinions. Advance Trust & Life Escrow Services, L.T.A., which is a licensed Texas trust company, has succeeded the law firm that previously acted as the settlement escrow agent. We believe these responses and changes will encourage demand within our license network and purchaser base. But until we can satisfactorily resolve the SEC litigation, we believe that purchase demand will not fully recover and return to the levels we experienced in fiscal 2009 and 2010.

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

The following table shows the number of life settlement contracts (policies) we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived for our last three fiscal years:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Number of settlements (policies)	35	62	166
Face value of policies	$115,057,656	$180,043,976	$515,109,503
Average revenue per settlement	$540,138	$531,003	$611,923
Total net revenues derived (1)	$5,729,582	$11,714,430	$55,130,665

(1)	The revenues derived are exclusive of brokerage and referral fees.

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

Consumer Protection Licensing. The consumer protection-type regulations arose largely from the draft of model laws and regulations promulgated by the National Association of Insurance Commissioners (“NAIC”) and the National Conference of Insurance Legislators (“NCOIL”). While five states and the District of Columbia have no regulation and four states regulate only viatical settlements, 41 states have now adopted some version of these model laws or another form of regulation governing life settlement companies in some way.  These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insureds and sellers, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive.  Some of these laws fix minimum payment levels that a purchaser must pay a selling insured based on the insured’s life expectancy.  The minimum payment requirements generally apply when the insured is terminally ill or has a short life expectancy (typically 36 to 42 months or less).  In our settlement transactions, we typically deal with policies having life expectancies of 48 months or longer and thus these requirements do not usually affect our settlement transactions.

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

Securities Regulations. There has been a growing trend to treat life settlements as securities under Federal or state securities laws. Under Federal securities laws, the Federal Circuit Court of Appeals for the District of Columbia ruled in 1996 that our settlement transactions are not investment contracts under the Federal securities laws. We have relied upon that decision with regard to the non-applicability of Federal securities laws to our transactions. Other Federal courts, considering other facts and parties, have ruled that life settlement transactions may be considered investment contracts, and the SEC issued a staff report in July 2010 indicating its desire to regulate life settlements as securities. To date, no legislative or administrative changes to existing Federal securities laws have been proposed to treat life settlements as securities, but such proposals are possible.

Most states treat life settlements as securities under statutes, regulations or case law. To comply with these state securities laws, we often seek exceptions or registration exemptions that enable our settlement transactions in those states despite their treatment as securities. We have not registered and would likely cease sales if required to register in a particular state due to the difficulty in conforming our business model to state registration requirements.

The trend toward increased regulation of life settlements as securities could affect our business significantly. If the Federal securities laws were amended to cover life settlements, we could be required to register the settlements (likely as a securitized pool) and to form or associate with a registered broker-dealer. Registration of life settlements under the current Federal securities laws would significantly disrupt our retail-based purchasing model. It is possible, however, that changes under the 2012 Jumpstart Our Business Startups (JOBS) Act may open an exemption from registration for us. The JOBS Act requires the SEC to adopt a rule removing the general solicitation prohibition from certain offerings made to accredited investors, as defined under the Federal securities laws. With no general solicitation prohibition, we believe our retail-based purchasing model can satisfy the other exemption requirements. Offerings meeting this exemption are “covered securities” under Federal securities laws, which preempt application of registration requirements under state securities laws. The availability of this Federal exemption would relieve the regulatory burden that we would otherwise face if our settlement transactions were treated as securities under the Federal securities laws. Regardless of the exemption, we would remain subject to the anti-fraud provisions of both Federal and state securities laws. Implementation of the JOBS Act changes awaits SEC rule-making. Until the implementing rules are adopted and we choose to seek the exemption, we shall continue to rely on the Court of Appeals decision holding that our settlement transactions are not securities under Federal law.

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

Employees

As of February 28, 2013, we had 49 direct employees, none of whom is represented by a labor union. We continuously review benefits and other matters of interest to our employees and consider our employee relations to be satisfactory. As of February 28, 2013, we also had 1,774 licensees, who have done business with us in the last five years. Licensees act as independent contractors and refer clients to us for the purchase of life settlements.

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

The SEC has filed an enforcement action against us and certain of our current and former officers. In addition, there are pending putative securities and breach of fiduciary duty class actions and shareholder derivative claims related to our business and that of our operating subsidiary, LPI, which pose significant risks for our business.

In the SEC enforcement action, the SEC is seeking monetary and injunctive relief against us and three of our current or former executive officers, Brian D. Pardo, R. Scott Peden and David Martin, for possible violations of Federal securities laws. These claims relate primarily to our knowledge of, and disclosures about, the accuracy of the estimates of the life expectancies of insureds and our disclosures relating to certain accounting policies and practices, including revenue recognition and the impairment of life settlements held by us for investment. While we deny the claims, we cannot predict what the outcome of the action may be.

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

We rely primarily upon brokers to refer potential sellers of policies to us and upon financial professionals, known as licensees, to refer retail purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with life settlement brokers, and they are free to do business with our competitors. Our network of licensees is much broader, but no less important. The announcements of the SEC investigation and subsequent enforcement action, other private litigation, and critical news articles have damaged our reputation within the industry and have hurt our business. We have experienced concentrations in our broker network, which may result from the SEC and related actions. Our licensee network was particularly hurt, which has reduced the supply of capital for the purchase of life settlements and our transaction volumes. Our ability to restore and sustain relationships with our licensees and brokers will depend upon our ability to rebut the adverse publicity, to restore trust in the relationships, to resolve the SEC litigation satisfactorily, to maintain reasonable settlement closing rates, to bring value to our retail clients, and to compensate the referring professional at reasonable levels.

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

After several years of growth, the life settlement market has declined since 2008 in the wake of the economic crisis. The capital markets appear to have turned away from alternative asset classes. Whether and when the life settlement market will return to prior levels or beyond may be affected by a variety of factors, including:

•	The ability to attract sufficient qualified purchasers;

•	The ability to convince potential sellers of the benefits of life settlements;

•	The occurrence of illegal or abusive business practices resulting in negative publicity about the market; and

•	The adoption of less stringent governmental regulation.

The slow economy appears to be hampering the recovery of the life settlement market. If the life settlement market does not recover to prior levels, our business, financial condition and results of operations would be materially adversely affected.

A growing trend to treat life settlements as securities could disrupt our business model, which currently relies on our life settlement transactions not being securities.

Our business model relies on retail sales of policies to financially sophisticated, high net worth individuals. We generally do not treat these sales as securities transactions under Federal securities laws in reliance on a 1996 Federal District of Columbia Circuit case dealing specifically with our settlement transactions, which held that our settlement transactions were not securities under Federal law. Under state securities laws, we generally rely on various exceptions or registration exemptions that enable our settlement transactions in those states.

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

A change under Federal 2012 JOBS Act permitting the general solicitation of accredited investors would expand Federal and state exemptions from registration. This expansion would match our business model well and greatly reduce the risks posed by securities registration. The rule implementing this provision is proposed, but not adopted, and may be adopted in conjunction with a rule prohibiting the use of the exemption by persons who have been convicted of, or are subject to court or administrative sanctions for, securities fraud or other violations of financial regulatory laws. While this restriction would not presently affect us, an adverse outcome in the SEC proceeding could apply this restriction and prevent our use of the expanded exemption.

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

We rely on outside advisors for life expectancy estimates.

An important component of our pricing system is the life expectancy estimate. Rather than assessing life expectancy in-house, we have relied historically on an outside practicing physician, Dr. Donald T. Cassidy, of Reno, Nevada. In fiscal 2012, we implemented a practice of obtaining a second life expectancy estimate from a leading industry provider, 21st Services, LLC, in addition to Dr. Cassidy’s estimate. We believe a life expectancy estimate that accounts for individual circumstances is useful in arriving at a settlement price and is preferable to a probabilistic methodology that relies solely on actuarial and statistical data. While their methodologies and data sourcing vary somewhat, each of the analyses done by Dr. Cassidy or 21st Services adjusts the estimate from life expectancy tables to account for the insured’s medical conditions, family health history, and social/lifestyle factors. While we believe these adjustments will produce life expectancy estimates that are more appropriate for pricing individual policies, any methodology is merely an estimate of how long the insured will live based upon statistical probability, medical and actuarial data, and the interpretation of such data, and no one can predict with certainty when a particular insured will die. In using estimates, we are relying upon predictions that are inherently uncertain. If those estimates tended consistently to underestimate or overestimate life expectancies, our business could be adversely affected.

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

Our Chairman and Chief Executive Officer beneficially owns 50% of our common stock and, as a result, can exercise significant influence over us.

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

Item 3. Legal Proceedings

On January 3, 2012, we and certain current directors and current and former officers were sued by the SEC in an action styled Securities and Exchange Commission v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden and David M. Martin, Civil Action No.: 6:12-CV-00002. The suit alleges that we, our Chairman and CEO Brian Pardo, General Counsel Scott Peden, and former Chief Financial Officer David Martin had knowledge of, but failed to disclose to our shareholders, the alleged underestimation of the life expectancies of settlors of viatical and life settlement policies. The suit further claims that we prematurely recognized revenues from the sale of the settlements and that we understated the impairment of our investments in policies. The suit also claims that Pardo and Peden sold shares while possessing inside information (i.e., the alleged knowledge of the underestimation of life expectancies and the purported impact on revenues from such practice). In addition, the suit alleges that the defendants misled the auditors about our revenue recognition policy. The suit contains claims for violations of various Federal securities statutes and regulations, including violations of the antifraud provisions of the Securities Act of 1933 and the Securities and Exchange Act of 1934 and rules promulgated pursuant thereto, and seeks various forms of relief, including injunctive relief, disgorgement, and civil penalties. The defendants filed a motion to dismiss the action on February 29, 2012, which the Court denied on April 20, 2012. The parties are currently engaged in discovery, and trial is set for December 2013.

In February and March 2011, six putative securities class action complaints were filed in the U.S. District Court for the Western District of Texas, Waco Division. The first-filed of these is styled Gerald A. Taylor, Individually and On Behalf of All Others Similarly Situated v. Life Partners Holdings, Inc., Brian D. Pardo, Nina Piper, David M. Martin, and R. Scott Peden, Civil Action No.: 2:11-cv-0027-AM. On March 17, 2011, the Court issued an amended order of transfer, recusing Judge Walter S. Smith from the six cases, and transferring the cases to the Del Rio Division of the Western District. On July 5, 2011, these actions were consolidated into the case styled Selma Stone, et al. v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and David M. Martin, Civil Action No. DR-11-CV-16-AM. The Consolidated Complaint for Violations of the Federal securities laws was filed on August 15, 2011 against us, Pardo, Peden and Martin asserting claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and for control person liability under Section 20(a) of the Exchange Act.

Following the filing of a motion to dismiss the Complaint and response and reply briefing by both sides, and following the SEC’s filing of its complaint, on January 23, 2012, the plaintiffs filed an unopposed motion for leave to amend complaint, which the Court granted on February 10, 2012. On February 10, 2012, the plaintiffs filed their first amended [consolidated class action] complaint for violation of the Federal securities laws alleging the same claims that were asserted in the complaint. However, by the amended complaint, the plaintiffs assert substantially similar, and at times identical, facts and allegations to those asserted by the SEC in its complaint. The plaintiffs seek damages and an award of costs on behalf of a class of shareholders who purchased or otherwise acquired our common stock between May 26, 2006 and June 17, 2011. On March 26, 2012, defendants filed their motion to dismiss the amended complaint seeking dismissal of all the plaintiffs’ claims. On November 22, 2012, the court heard oral argument from the parties on the defendants’ motion to dismiss. The court has not issued a ruling on the motion to dismiss. All discovery in the case is stayed pending a ruling on the motion to dismiss. No trial date has been set.

We, our directors, and certain present and former officers have also been named as defendants in a shareholder derivative suit, which is based generally on the same alleged facts as the putative class action suits. On or about February 19, 2011, our board of directors received a shareholder demand letter sent on behalf of Gregory Griswold. That demand letter claimed that we were damaged because our business practices “caused [us] to have inaccurate life expectancy rates.” The independent directors (Tad Ballantyne, Harold Rafuse and Fred Dewald) conducted a review and, on April 11, 2011, they determined that it was not in our best interests to pursue the claims raised in the demand letter. On June 1, 2011, Griswold filed, in the United States District Court for the Western District of Texas, Waco Division, a shareholder derivative complaint styled Gregory Griswold, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00145. On or about June 1, 2011, Paul Berger, another shareholder, sent a shareholder demand letter to us and the independent directors making similar claims. The independent directors retained independent counsel and commenced a review, pursuant to statute, of the claims raised in Berger’s demand letter not previously raised in Griswold’s demand. Without making a demand on us or the board, on June 9, 2011, Harriet Goldstein, a third shareholder, filed a second derivative complaint in the United States District Court for the Western District of Texas, Waco Division, styled Harriet Goldstein, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00158. The Goldstein and Griswold cases were transferred to the Del Rio Division of the Western District of Texas, and on July 19, 2011, by an agreed-upon motion of the parties, the two cases were consolidated in the Del Rio Division under Consolidated Case Number 2:11-CV-00043. On August 18, 2011, Griswold and another plaintiff, Steven Zackian, filed a consolidated and amended complaint asserting claims of breach of fiduciary duty, gross mismanagement, and unjust enrichment. This complaint dropped Goldstein as a plaintiff. The complaint alleges that the defendants breached their fiduciary duties to us (the company) through the use of excessive life expectancies and incorrect accounting practices, which in general tracked the allegations previously disclosed regarding the SEC’s Wells Notice and our prior auditors’ resignation, and alleges that these breaches were not properly disclosed resulting in violations of the Federal securities laws. The complaint also claimed that the defendants caused us to pay “abnormally large dividends” for the benefit of Pardo; and the defendants subjected us to “adverse publicity” as well as lawsuits and regulatory investigations. The complaint also claims that Pardo and Peden had “used their knowledge of Life Partners’ material, non-public information to sell their personal holdings while [our] stock was artificially inflated,” and that the Audit Committee had failed to exercise proper oversight. On October 3, 2011, the independent directors filed a motion to dismiss certain of the claims covering the use of “unsupportable life expectancies”, and a motion to stay the remaining claims to allow time to complete a review as to whether it was in our best interests to pursue the remaining claims. That review construed the complaint and Berger’s demand letter as raising largely the same claims. On October 31, 2011, the independent directors completed their investigation and issued a confidential report, which contained their determination that it would not be in our best interests to pursue any of the claims set forth in the complaint or Berger’s demand letter since the claims are not well-founded and have little likelihood of success. On December 20, 2011, the independent directors filed an amended motion to dismiss all claims in the complaint, based on the findings of their investigation.  The plaintiffs are conducting limited discovery in response to the motion to dismiss. On January 31, 2012, Berger filed a complaint, also in the United States District Court for the Western District of Texas, Del Rio Division, substantially setting forth the allegations in his earlier demand letter.  Berger’s complaint named the same defendants as the Griswold and Zackian complaint, except it did not name Nina Piper.  On February 7, 2012, Griswold and Zackian moved to consolidate the Berger claims into their action and the Court granted that motion on May 9, 2012.  On February 22, 2012, Griswold and Zackian stipulated to the dismissal of Nina Piper as a defendant in that action.

On March 7, 2011, a putative class action complaint was filed in the U.S. District Court for the Central District of California, Eastern Division, styled William and Mary Rice, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. ECDV 11-00390 VAP (OPx). On May 27, 2011, by agreement of the Parties, the Rice case was transferred to the Northern District of Texas, Dallas Division. On April 4, 2011, a putative class action suit was filed in the U.S. District Court for the Northern District of California, San Jose Division, styled Frederick Vieira, et al. v. Life Partners, Inc., No. 5:11-cv-01630-PSG. On June 3, 2011, pursuant to agreement of the Parties, the Vieira suit was also transferred to the Northern District of Texas, Dallas Division. Thereafter, several substantially similar putative class action suits were filed in the Northern District of Texas, Dallas Division, including Robert Yoskowitz, et al. v. Life Partners, Inc., No. 3:11-cv-01152-N, Sean T. Turnbow and Masako H. Turnbow, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. 3:11-cv-01030-M, William Bell, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. 3:11-CV-1325-M, and Michael Jackman v. Life Partners Holdings, Inc., et al., Civil Action No. 3:11-cv-01093-M. Each of the aforementioned suits was consolidated on June 23, 2011 by Order of Judge Lynn in the Northern District of Texas, and on July 11, 2011, the Court granted a motion to intervene, joining two additional suits that were filed in the U.S. District Court for the Western District of Texas, Del Rio Division, styled Bryan Springston, et al. v. Life Partners, Inc., et al., Civil Action Number 2:11-cv-00029-AM and Y. Patterson, et al. v. Life Partners, Inc., Civil Action No. 2:11-cv-000030-AM.

Following consolidation, the case is styled Turnbow et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden, Civil Action No. 3:11-CV-1030-M. On August 25, 2011, the plaintiffs filed their consolidated class action complaint, alleging claims of breach of fiduciary duty against LPI, aiding and abetting breach of fiduciary duty against us, Pardo and Peden, breach of contract against LPI, and violation of California Unfair Competition Law by LPI, Pardo, and Peden. The putative class consists of all persons in the United States that purchased or otherwise acquired fractional interests in life settlements from or through us or LPI for which Dr. Donald Cassidy provided the life expectancy assessment. All of the plaintiffs’ claims arise out of the alleged provision of underestimated life expectancies by Dr. Cassidy to LPI and LPI’s use thereof in the facilitation of life settlement transactions in which the plaintiffs acquired interests in life insurance policies. The Court entered a scheduling order on December 12, 2011, and pursuant thereto, the plaintiffs filed their motion for class certification on February 15, 2012. Following briefing by the parties on the plaintiffs’ motion for class certification, a hearing on the motion was held on February 4, 2013. To date, the Court has not issued a ruling on the plaintiffs’ motion for class certification.

On March 11, 2011, a purported class action suit was filed in the 191st Judicial District Court of Dallas County, Texas, styled Helen Z. McDermott, Individually and on Behalf of all Others Similarly Situated v. Life Partners, Inc., Cause No. 11-02966. The original petition asserted claims for breach of contract, breach of fiduciary duty, and unjust enrichment on behalf of a putative class of all persons residing in the United States who purchased any portion of a life settlement that matured earlier than the estimated maximum life expectancy. Pursuant to three amendments to the Petition, the plaintiff revised the putative class of persons on whose behalf the plaintiff seeks to represent to be limited to all persons residing in the United States who purchased any portion of one particular life settlement. The plaintiff seeks as purported damages the amount of funds placed in escrow for policy maintenance that was allegedly not needed or used for policy maintenance and was not returned or paid to the plaintiff or the putative class members as well as attorneys’ fees and costs. The plaintiff also seeks certain equitable relief, including injunctive relief, restitution, and disgorgement. Following briefing by the parties and a hearing before the court, the court certified a class consisting of 38 persons residing in the United States that purchased any portion of a life settlement interest in the designated policy. On December 4, 2012, LPI filed a notice of appeal of the district court’s Order Certifying Class with the Fifth District Court of Appeals, Dallas, Texas, which automatically stayed the underlying case until resolution of the appeal. Appellate briefing has been completed by the Parties. The Court of Appeals has not yet set the appeal for oral argument.

On March 14, 2011, a putative class action suit was filed in the 14th Judicial District Court of Dallas County, Texas, styled Michael Arnold and Janet Arnold v. Life Partners, Inc., Life Partners Holdings, Inc., and Abundant Income, Cause No. 11-02995. The plaintiffs ultimately amended their petition several times, adding additional named plaintiffs, and dismissing us (but not LPI) with prejudice. The plaintiffs asserted two causes of action. The first claim asserted that defendants violated the registration provisions of the Texas Securities Act because the life settlements facilitated by LPI were securities and were not registered. The second claim asserted that defendants committed fraud under the Texas Securities Act because they represented that the life settlements were not securities. LPI answered and filed counterclaims against the plaintiffs for the filing of a frivolous lawsuit. On September 26, 2011, the Court entered an Order granting LPI’s motion for partial summary judgment. The motion was based on, among other arguments, the arguments that the life settlements had previously been held not to be securities under Federal and state law. As a result of the Court Order, the plaintiffs’ claims against LPI were dismissed with prejudice. On January 17, 2012, the Court issued an Order adjudicating all outstanding claims by and against LPI and the plaintiffs, and the plaintiffs have appealed the Court’s decision dismissing their claims to the Fifth District Court of Appeals, Dallas, Texas. Appellate briefing has been completed, and the appeal is currently pending on submission before the Court of Appeals.

On April 8, 2011, a putative class action complaint was filed in the 40th Judicial District Court of Ellis County, Texas, styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR). On July 27, 2011, by agreement of the parties, the Willingham case was transferred to the 101st Judicial District Court of Dallas County under Cause No. DC-11-10639. On September 19, 2011, the plaintiff filed his first amended original class petition asserting claims of breach of fiduciary duty, breach of contract, and violation of the Texas Deceptive Trade Practices-Consumer Protection Act (“DTPA”). On March 1, 2012, the plaintiff filed his third amended original class action petition and omitted the DTPA claim. All of the plaintiff’s claims are based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization” on behalf of all Texas residents that purchased an interest in a life settlement facilitated by LPI. On November 9, 2012, the plaintiff filed a motion to stay or abate in order for the plaintiff to file a motion to intervene in the Turnbow case. The court granted the plaintiff’s motion to stay or abate on November 10, 2012. On December 3, 2012, the plaintiff filed a motion to intervene in the Turnbow case whereby the plaintiff sought to join the putative Turnbow class and subclass and to create a new subclass asserting claims for damages related to the defendants’ alleged overpayment of premiums. The Federal District Judge denied the plaintiff’s motion to intervene on February 5, 2013.

On March 15, 2013, the plaintiff filed his fourth amended petition in which eight new named-plaintiffs were added to the suit, and we, Brian D. Pardo, and R. Scott Peden were added as defendants. In addition to the putative class claims concerning the alleged overpayment of premiums, the amended petition asserts individual claims of breach of fiduciary duty against LPI arising from the alleged overpayment of premiums and the alleged use of underestimated life expectancies provided by Dr. Donald Cassidy, as well as aiding and abetting claims against us, Pardo and Peden. On January 22, 2013, a petition was filed in the 162nd Judicial District Court, Dallas County, Texas, styled Stephen Eccles, et al vs. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo and R. Scott Peden on behalf of 23 individuals, all of whom were represented by the same counsel for the plaintiff in the Willingham case. On March 20, 2013, the parties filed a joint motion to consolidate the Eccles case with the Willingham case, which was granted on March 25, 2013. On April 15, 2013, the plaintiffs filed their fifth amended petition dropping all putative class claims and asserting individual claims of breach of fiduciary duty, common law fraud, civil conspiracy, aiding and abetting breach of fiduciary duty and common law fraud, and negligence against us, LPI, Pardo and Peden. All of the plaintiffs’ claims are based upon the alleged failure to engage in “premium optimization,” as well as the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use thereof in the facilitation of life settlement transactions in which the plaintiffs acquired interests in life insurance policies. The plaintiff seeks economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. The parties have engaged in initial discovery, but no trial date has been set.

On November 8, 2011, a putative class action suit was filed, styled Marilyn Steuben, on behalf of herself and all other California citizens similarly situated v. Life Partners, Inc., Superior Court of the State of California for the County of Los Angeles Court, Case No. BC472953. This suit asserts claims of fiduciary duty, breach of contract, and violations of California’s Unfair Competition law based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization.” On October 26, 2012, LPI filed its demurrer to the plaintiffs first amended complaint seeking dismissal of all the plaintiffs’ claims on the grounds the complaint does not state sufficient facts to constitute valid causes of action and because the claims were filed beyond the statute of limitations. On November 13, 2012, the plaintiffs filed a motion to stay or abate in order for the plaintiffs to file a motion to intervene in the Turnbow case. The court granted the plaintiff’s motion to stay or abate on November 10, 2012. On December 3, 2012, the plaintiffs filed their motion to intervene in the Turnbow case whereby the plaintiffs sought to join the putative Turnbow class and subclass and to create a new subclass asserting claims for damages related to the defendants’ alleged overpayment of premiums. The Federal District Judge in the Turnbow case denied the plaintiffs’ motion to intervene on February 5, 2013. The parties filed a joint report advising the Superior Court of the status of the motion to intervene on May 9, 2013.

On April 9, 2013, an original petition was filed in the 352nd Judicial District Court, Tarrant County, Texas, styled Todd McClain, et al v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden. This suit is virtually identical to the Willingham case. This suit asserts claims of breach of fiduciary duty, common law fraud, civil conspiracy, aiding and abetting breach of fiduciary duty and common law fraud, and negligence. All of the plaintiffs’ claims are based upon the alleged failure to engage in “premium optimization” and the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use thereof in the facilitation of life settlement transactions in which the plaintiffs acquired interests in life insurance policies. The plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. The defendants have answered the petition. No trial date has been set.

On May 15, 2013, the defendants filed a motion to transfer the McClain and Willingham cases to a Multi-District Litigation Panel. The purpose of the motion is to consolidate pre-trial proceedings for purposes of judicial efficiency and the convenience of the parties and witnesses. The motion to transfer is pending.

We are party to a lawsuit filed on November 3, 2011, styled Angela Austin, et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Doe Individuals 1-100, and Roe Corporations 1-100 inclusive, United States District Court, District of Nevada, Civ. Action No. 2:11-cv-01767-PMP-GWF.  LPI is the plaintiff in a lawsuit filed in McLennan County, Texas, regarding the same nexus of facts styled Life Partners, Inc. v. Angela Austin, et al., Cause No. 2011-1876-3, filed on May 3, 2011.  The plaintiffs/defendants are approximately 94 individuals and entities who purchased life and viatical settlement policies through LPI.  This suit is substantially similar to and overlaps with the other lawsuits brought by life settlement investors.  The claims arise from allegations that LPI used improper life expectancies on its life and viatical settlement transactions and made false or misleading representations related to the life expectancies.  The specific causes of action brought by the plaintiffs are fraudulent misrepresentation, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing (both on a contract and tort basis), violations of Nevada’s Viatical Settlement Act, violations of Nevada’s Deceptive Trade Practices Act, rescission, breach of contract, unjust enrichment, fraud in the inducement, and negligence per se.  The suit filed by LPI in Texas was filed before the Nevada suit, and was an attempt to preempt the plaintiffs’ suit and adjudicate the parties’ rights under the applicable contracts.  On October 26, 2012, the Court entered an amended final judgment in the Texas action upon LPI’s motion for summary judgment. The Court rendered judgment in favor of LPI and against each of the defendants in that case. No appeal was taken by defendants in the Texas case and the judgment became final. In the Nevada action, LPI brought a motion to dismiss on various grounds. The Nevada court dismissed, without prejudice, us as a defendant as well as the plaintiff’s cause of action for unjust enrichment. Since that ruling, LPI has filed a motion for summary judgment on the grounds that the unappealed Texas court judgment in favor of LPI and against the defendants bars the investor parties’ claims under theories of res judicata, collateral estoppel and full faith and credit. Although briefing on the motion for summary judgment is complete, neither a hearing date nor a ruling from the Nevada court has been issued. Further, in light of the potential for a substantive ruling that would, in essence, bar the investors’ lawsuit in Nevada, no discovery has been taken by either side in the case.

On August 16, 2012, a verified petition and application for temporary restraining order, temporary and permanent injunction, appointment of receiver and other relief was filed in the 201st Judicial District Court of Travis County, Texas, styled The State of Texas v. Life Partners Holdings, Inc., Life Partners, Inc., Brian Pardo, and R. Scott Peden, Defendants, and Advance Trust & Life Escrow Services, L.T.A., Purchase Escrow Services, LLC, Pardo Family Holdings, Ltd., Dr. Donald T. Cassidy, and American Stock Transfer & Trust Company, Relief Defendants. The suit sought a temporary restraining order preventing us and LPI from doing business and appointment of receiver based generally on allegations that the life settlements facilitated by us are securities under Texas law and that we made various misrepresentations in the sale of the life settlements, including misrepresentations about the life expectancies of the insureds. At the conclusion of the evidentiary hearing held September 24 and 25, 2012, the Court ruled that the life settlement transactions that we facilitate are not securities under Texas law. On January 8, 2013, the Court issued a final judgment dismissing all of the plaintiff’s claims with prejudice. The Attorney General has appealed the ruling, which is currently pending before the Third Court of Appeals, Austin, Texas.

Management believes, and we have been so advised by counsel handling the respective proceedings, that we have meritorious defenses in all pending litigation to which we or our directors or officers are a party, including the SEC suit, as well as valid bases for appeal of potential adverse rulings that may be rendered against us. We intend to defend all such proceedings vigorously and, to the extent available, will pursue all valid counterclaims. Notwithstanding this fact, as with all litigation, the defense of such proceedings is subject to inherent uncertainties, and the actual costs will depend upon numerous factors, many of which are as yet unknown and unascertainable. Likewise, the outcome of any litigation is necessarily uncertain. We may be forced to continue to expend considerable funds in connection with attorneys’ fees, costs, and litigation-related expenses associated with the defense of these proceedings, and management’s time and attention will also be taxed during the pendency of these proceedings. We may enter into settlement discussions in particular proceedings if we believe it is in the best interests of our shareholders to do so.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Our Common Stock, Related Shareholder Matters and Our Purchases of Our Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol LPHI. On April 30, 2013, there were 93 shareholders of record of our Common Stock. Most of our common stock is held beneficially in “street name” through various securities brokers, dealers and registered clearing agencies. We believe that there are approximately 6,300 beneficial owners of shares of our common stock who hold in street name.

The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

	High	Low	Cash Dividends
Year Ended 2/29/12
First Quarter	$8.60	$3.33	$.20
Second Quarter	$9.20	$3.20	$.20
Third Quarter	$7.20	$5.28	$.20
Fourth Quarter	$7.49	$3.80	$.10
Year Ended 2/28/13
First Quarter	$4.75	$2.12	$.10
Second Quarter	$2.50	$1.08	$.10
Third Quarter	$4.12	$1.37	$.10
Fourth Quarter	$4.04	$2.39	$.10

On May 1, 2013, the last reported sale price of our common stock on The NASDAQ Global Select Market was $3.34 per share. Our total share volume for April 2013 was 1,322,900 shares compared to 1,853,200 shares traded in April 2012.

Dividends

Our Board of Directors determines the amount of and whether to declare dividends. We declared common stock dividends of $0.40 per share in fiscal 2013 and $0.70 per share in fiscal 2012, and have paid dividends of at least $0.05 per share in each quarter since March 1, 2005. Whether we will continue to pay dividends at the rate we have previously will depend on the Board’s determinations, taking into account our working capital, results of operations and other relevant factors.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

We have no outstanding options or shares subject to options or other purchase rights authorized, but not outstanding.

Our Purchases of Our Equity Securities

We made no purchases of our equity securities during our fiscal year ended February 28, 2013.

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

	Year Ended February 28/29, (millions, except per share information)
	2013	2012	2011	2010	2009
Operating Results
Revenues	$18.9	$32.9	$101.6	$108.8	$104.7
Income (Loss) from Operations	$(8.2)	$(5.7)	$35.1	$43.4	$37.5
Pre-tax (Loss) Income	$(4.1)	$(4.6)	$36.2	$43.3	$39.6
Net Income (Loss)	$(2.9)	$(3.1)	$23.4	$26.1	$25.5

	Year Ended February 28/29, (millions, except per share information)
	2013	2012	2011	2010	2009
Balance Sheet Data
Current Assets	$15.7	$18.5	$35.4	$31.9	$25.3
Current Liabilities	$4.4	$4.0	$7.4	$7.8	$5.3
Working Capital	$11.4	$14.5	$28.0	$24.1	$20.0
Total Assets	$36.1	$45.8	$65.8	$61.2	$46.0
Total Liabilities	$7.3	$6.6	$10.5	$11.1	$8.5
Shareholders’ Equity	$28.8	$39.2	$55.3	$50.1	$37.5
Return on Assets	(7.1)%	(5.6)%	36.8%	48.6%	72.5%
Return on Equity	(8.5)%	(6.6)%	44.4%	59.5%	91.9%
Per Share Data(1)
Earnings (Loss) Per Share	$(0.15)	$(0.17)	$1.26	$1.40	$1.37
Dividends Per Share	$0.40	$0.70	$1.04	$0.86	$0.20
Financial Ratios
Current Ratio	3.6:1	4.6 : 1	4.8 : 1	4.1 : 1	4.8 : 1
Quick Ratio	3.6:1	4.6 : 1	4.8 : 1	4.1 : 1	4.8 : 1

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

We provide the following discussion to assist in understanding our financial position as of February 28, 2013 (“fiscal 2013”), and results of operations for the year then ended, and as of and for the years ended February 29, 2012 (“fiscal 2012”), and February 28, 2011 (“fiscal 2011”). As you read this discussion, refer to our Consolidated Financial Statements and Notes thereto. We analyze and explain the differences between periods in the material line items of these statements.

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

We follow the guidance contained in Financial Accounting Standards Board Accounting Standards Codification “FASB ASC” 325-30, Investments in Insurance Contracts, to account for our investments in life settlement contracts. ASC 325-30 states that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is made on an instrument-by instrument basis and is irrevocable. Under the investment method, a purchaser recognizes the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are capitalized. Under the fair value method, a purchaser recognizes the initial investment at the purchase price. In subsequent periods, the purchaser re-measures the investment at fair value in its entirety at each reporting period and recognizes changes in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We elected to value our investments in life settlement contracts using the investment method. The current and long-term portions of our investments in policies were carried at $2,329,005 and $8,858,534 at February 28, 2013, and February 29, 2012, respectively.

We review the carrying value of our investments in policies for impairment whenever events and circumstances indicate that we might not recover the carrying value of the policies from future maturities. In cases where undiscounted expected proceeds from future maturities are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value (including expected future costs to maintain the policies) exceeds the expected proceeds. Based on this assessment, we recorded impairment costs for our investments in policies of $745,402, $906,451 and $6,212,150 during fiscal 2013, 2012 and 2011, respectively.

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

We review the carrying value of our property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment for property and equipment during fiscal 2013, 2012 and 2011.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 3 of our Consolidated Financial Statements. New pronouncements issued but not effective for us until after February 28, 2013, are not expected to have a material impact on our financial position, results of operations or liquidity.

Life Partners

We are the world’s oldest and only publicly traded company operating exclusively in the life settlement industry. Our revenues are primarily derived from fees associated with facilitating life settlement transactions.

Comparison of Years Ended February 28/29, 2013, 2012 and 2011

We had a net loss of $2,877,025 for fiscal 2013, compared to a net loss of $3,123,478 for fiscal 2012 and net income of $23,425,749 for fiscal 2011. The net loss in fiscal 2013, with a 42.6% decrease in gross revenues and a 51.1% decline in revenues, net of brokerage fees, was due to two factors. First, our licensee network and purchaser base were damaged by the SEC investigation and subsequent lawsuit, the filing of multiple private suits, and publication of news articles criticizing our operations. A second contributing factor was the substantial decline in the life settlement market, which dropped from an estimated $7.6 billion in face value transactions in calendar 2009 to an estimated $3.8 billion in calendar 2010, $1.2 billion in calendar 2011 and $2.0 billion in calendar 2012 . Significant reductions in legal and professional fees and settlement costs were positive influences in fiscal 2013 when compared to fiscal 2012. The 67.6% decrease in gross revenue and 78.8% decrease in revenues, net of brokerage fees, in fiscal 2012 was primarily the result of the aforementioned general market decline, the news articles and disclosure of the SEC investigation, which occurred in the fourth quarter of fiscal 2011. In fiscal 2011, the aforementioned news articles and disclosure of the SEC investigation resulted in a 6.6% decrease in gross revenues and a 7.4% decrease in revenues, net of brokerage and licensee fees. The decrease in revenues, net of brokerage and licensee fees, together with a large increase in legal and professional fees and impairment expense, offset by significant reduction in settlement costs, resulted in a decrease in income from operations of 19.1%. Legal and professional costs were $3,713,536, $6,522,221 and $1,986,648 in fiscal 2013, 2012 and 2011, respectively, and were the largest single general and administrative expense. The legal and professional costs were attributable primarily to legal costs associated with the SEC investigation and lawsuit, related private litigation, and our audit fees. See Item 3, Legal Proceedings.

Revenues – Revenues decreased by $14,017,352, or 42.6%, from $32,922,189 in fiscal 2012 to $18,904,837 in fiscal 2013. This decrease was due primarily to the decreased number of settlements, from 62 in fiscal 2012 to 35 in fiscal 2013, along with lower revenues, net of brokerage fees, as a percentage of gross revenue. Revenues decreased by $68,657,024, or 67.6%, from $101,579,213 in fiscal 2011 to $32,922,189 in fiscal 2012. This decrease was due primarily to the decreased number of settlements, from 166 in fiscal 2011 to 62 in fiscal 2012, along with lower revenues, net of brokerage fees, as a percentage of gross revenue. Revenues, net of brokerage fees, were $5,729,582 in fiscal 2013 or 30.3% of gross revenue in fiscal 2013, versus $11,714,430 or 35.6% of gross revenue in fiscal 2012 and $55,130,665 or 54.3% of gross revenue in fiscal 2011, as we increased promotional bonuses and lowered our fees to obtain business. Average revenue per settlement, net of brokerage fees, increased 1.7%, or $9,135 to $540,138 in fiscal 2013 compared to $531,003 in fiscal 2012 and $611,923 in fiscal 2011.

Although the general market for life settlements has declined among all industry participants since 2008, it is difficult to discern the respective impacts of the general decline in the life settlement markets as compared to the adverse publicity affecting us specifically. Since the filing of a civil action by the Securities and Exchange Commission (the “SEC”) in January 2012 and related private litigation, demand for our services has been negatively impacted. Since that time, we have devoted substantial resources and the personal time of our senior management to improve licensee relations, develop new clients and work to rebuild confidence in our company. During the 2012 calendar year, over 2,800 of our clients were paid more than $74 million in proceeds from their life settlement transactions. We believe these payouts will result in an increased demand for our services and will enable us to gradually rebuild our markets and expand our client base. We have observed an increase in new clients and deposits into escrow and greater interest in our services. We intend to continue devoting resources to rebuild our client base and increase demand for our services fiscal 2014. However, restoration of demand approaching levels we recorded in fiscal 2011 may not occur, until and unless we are able to resolve the civil actions filed by the SEC and other private litigants favorably.

Brokerage and Referral Fees – Brokerage and referral fees decreased 37.9%, or $8,032,504 from $21,207,759 in fiscal 2012 to $13,175,255 in fiscal 2013. Brokerage and referral fees decreased 54.3%, or $25,240,789 from $46,448,548 in fiscal 2011 to $21,207,759 in fiscal 2012. Brokerage and referral fees constituted 69.7%, 64.4% and 45.7%, of revenues in fiscal 2013, 2012 and 2011, respectively. In fiscal 2013, 2012 and 2011, broker referrals accounted for 99% of the total face value of policies transacted. Policies presented from three brokers each represented more than 10% of all completed transactions in fiscal 2013 and represented 54.7% in total. Policies presented from two brokers each represented more than 10% of all completed transaction in fiscal 2012 and 2011 and represented 24.3% and 26.9% in total, respectively.

Brokerage and referral fees generally increase or decrease with revenues, face value of policies transacted and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual policyholders whom they represent. In some instances, several brokers may compete for representation of the same seller, which will result in lower broker fees. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category and individual agreements between clients and their referring financial planners. To counter declining revenues and to stimulate transaction interest, we have implemented licensee-directed, promotional programs, which have increased referral fees as a percentage of revenues. We also have reduced our fees on select brokerage transactions to remain competitive in the marketplace.

Operating Expense – General and administrative expenses were comparable at $7,813,970 in fiscal 2013 versus $7,778,958 in fiscal 2012. General and administrative expenses were $9,828,675 in fiscal 2011. The decrease in fiscal 2012 was primarily due to executive bonuses.

Legal and professional expenses were lower in fiscal 2013 - $3,713,536 compared to $6,522,221 in fiscal 2012. These expenses are primarily associated with the SEC investigation and lawsuit, the private litigation that followed disclosure of the SEC investigation, and auditing fees. Legal and professional expenses in fiscal 2011 were $1,986,648.

Impairment expense for fiscal 2013 declined $161,049 to $745,402, as many of the remaining older viatical policies that were fully impaired in previous periods were sold in fiscal 2013. We decreased impairment expense for our investments in policies from $6,212,150 in fiscal 2011 to $906,451 in fiscal 2012 again because many of the older viatical policies that we owned were fully impaired in previous periods and were sold. General and administrative expenses had a modest increase of $35,012 from $7,778,958 in fiscal 2012 to $7,813,970 in fiscal 2013. Increases of $295,813 in aircraft expenses and $160,100 in other outside expenses were mitigated by decreases of $115,670 in advertising and promotions, $192,594 in donations, and $133,535 in travel.

Employee bonuses increased $126,064 in fiscal 2013, due in part to $81,798 in executive bonuses paid in the second quarter after positive first quarter results. However, no executive bonuses were paid in fiscal 2012 compared to $2,044,135 paid in fiscal 2011.

We recovered non-recurring settlement expenses of $104,453 in fiscal 2013 compared to payments of settlement expenses for various legal actions or claims of $613,374 in fiscal 2012 and $789,622 in fiscal 2011.

Premium advances, net of reimbursements, in fiscal 2013, 2012 and 2011 were $1,526,547, $1,363,915 and $882,920, respectively. For business goodwill, we make advances on policy premiums to maintain certain policies. In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances or purchased the policies as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances and upon our desire to preserve business goodwill. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.

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

Interest and Other Income – Interest and other income decreased $349,329 to $187,036 in fiscal 2013 from $536,365 in fiscal 2012. Interest and other income decreased $230,405 from $766,770 in fiscal 2011 to $536,365 in fiscal 2012. The decrease in interest and other income in fiscal 2013 was primarily a result of lower interest rates on cash deposits and investment accounts. The decrease in interest and other income in fiscal 2012 was due to a lower amount of cash available for investment.

Earnings from Life Settlement Trust - Earnings from life settlement trust increased $429,570 to $458,377 in fiscal 2013 from $28,807 in fiscal 2012. Earnings from life settlement trust decreased $182,087 from $210,834 in fiscal 2011 to $28,807 in fiscal 2012. Increases and decreases between years are due to the timing of maturities of the life settlements owned by Life Assets Trust as well as due to the sale of certain policies by the Trust. See Footnote 12 to the Consolidated Financial Statements.

Income from Investment in Policies - Income from investments in policies increased $2,907,007 to $3,716,225 in fiscal 2013 from $809,218 in fiscal 2012. This income in both fiscal years was from sales and maturities of policies in which we owned an interest. No income was earned in fiscal 2011 from matured policies in which we owned an interest. See Footnote 11 to the Consolidated Financial Statements.

Loss on Settlement of Note Receivable – Loss on settlement of note receivable of $231,096 in fiscal 2013 is the net amount from the proceeds received of $350,000 vs. amount of note receivable on the consolidated balance sheet at February 29, 2012 of $581,096. See Footnote 9 to the Consolidated Financial Statements.

Realized Gain/Loss on Investments – We realized a gain on sales of investment securities of $22 in fiscal 2013, a loss of $185,456 in fiscal 2012, and a gain of $88,492 in fiscal 2011.

Income Taxes – The income tax benefit was $1,212,363 in fiscal 2013 and $1,429,921 in fiscal 2012 as we had negative pretax earnings in each fiscal year. Income tax expense was $12,786,633 in fiscal 2011. Income tax expense is in direct correlation to pretax earnings, taxed at 35% at the Federal level. Fiscal 2013’s income tax benefit of $1,212,363 is comprised of current Federal expense benefit of $(3,755,397), current state tax benefit of $(14,021), and deferred tax expense of $2,557,055. Fiscal 2013 tax expense includes an accrual of Texas margin tax in the amount of $50,069 that was paid with the filing of the 2013 annual return on May 15, 2013. Income tax expense was also affected by the impact of establishing a $611,298 valuation allowance within the deferred income tax asset account in 2011. This allowance was established to recognize the uncertainty of netting future capital gains against a current capital loss. In fiscal 2011 and 2012, we had net capital losses of $91,729. This increased the valuation allowance to $643,403 at February 29, 2012 and February 28, 2013.

Liquidity and Capital Resources

Operating Activities – Net cash flows used by operating activities in fiscal 2013 were $5,710,843, primarily as a result of a net loss of $2,877,025 along with income from investments in policies, earnings from life settlements trust, increase in income tax overpayment, and an increase in premium advances. Decreases in note receivable, impairment, and deferred taxes, and increase in accounts payable had a positive impact. Net cash flows used by operating activities decreased by 10.6%, decreasing $676,851 from $6,387,694 in fiscal 2012 to $5,710,843 in fiscal 2013. Net cash flows provided by operating activities decreased by 123.2%, decreasing $34,420,590 from $28,032,896 in fiscal 2011 to $(6,387,694) in fiscal 2012. Fiscal 2012’s cash flow was primarily from a net loss of $(3,123,478) and a decrease in income taxes payable, a decrease in accounts payable and a gain on sales of investments in policies, while impairment of policies and deferred income taxes and a positive impact. Fiscal 2011’s cash flow was primarily from a net income of $23,425,749 and increased by impairment of owned policies and an increase in accounts payable.

Investing and Financing Activities – Our investing activities provided cash of $9,387,419 in fiscal 2013, primarily from $9,817,929 of proceeds from sales of investments in policies and $691,682 from proceeds from life settlements trust, less $369,611 used for purchases of investments in policies. We generated cash of $5,060,534 in investing activities in fiscal 2012 versus using $915,410 of cash in fiscal 2011. We used available cash to purchase policy interests for our own account. We purchased policies of $369,611 in fiscal 2013, $769,835 in fiscal 2012 and $3,654,183 in fiscal 2011. Of the policies purchased in fiscal 2010, $6,441,625 represented policies that we acquired in connection with a settlement with the state of Colorado. We have continued to acquire policy interests on a discretionary basis as those opportunities are presented to us by existing clients and on terms that are agreeable to both parties. We believe that we will profit from the investment in these policies when they mature. We also used cash to make net premium advances, which were $2,591,934, $1,287,358 and $3,322,994 in fiscal 2013, 2012 and 2011, respectively. We have invested in a life settlements trust, which experienced some maturities during fiscal 2013, 2012 and 2011, and paid us $691,682, $84,443 and $464,796, respectively.

Sales of marketable securities were $400,022 in fiscal 2013, $4,663,547 in fiscal 2012 and $14,764,648 in fiscal 2011, with purchases in fiscal 2011 resulting in a net source of $2,308,658. At February 28, 2013, we held no investments in marketable securities. At February 29, 2012, we held $400,000 in marketable securities, compared to $5,110,677 at February 28, 2011. We sold these marketable securities in April 2012 for $400,022.

We used $7,463,685 in financing activities in fiscal 2013 versus $14,920,716 in 2012 and $19,375,650 in fiscal 2011. Financing activities in all three years were solely for dividends.

Working Capital and Capital Availability – As of February 28, 2013, we had cash and cash equivalents of $7,575,579 and working capital of $11,381,163, compared to $14,500,384 as of February 29, 2012. Our cash during fiscal 2013 decreased by $3,787,109, compared to a decrease of $16,247,876 in fiscal 2012 and an increase of $7,741,836 in fiscal 2011.

While our working capital position remains relatively strong, the large drops in revenues, the significant legal and professional fees, and large operating losses have eroded the strength of our financial condition. We are conserving our cash in anticipation that the SEC suit will not be quickly resolved. The suit is set for trial in December 2013. We have decreased our stock dividends and may make further cuts. In fiscal 2013, we sold most of the policies held in our account for $9.8 million. We presently hold policies carried at $2.3 million. In May 2013, we sold an interest in some of our future income from our life settlement trust investment for $5,650,000. We are closely monitoring general and administrative expenses. At this point, we believe we have more than sufficient cash and cash equivalents to support our operations .

Outlook

We are confronting a general decline in the life settlement markets and the fallout of the SEC action and the resulting private litigation. The general decline in the life settlement market followed the 2008 financial crisis. The Conning reports, which track the life settlement industry, indicate a drop in the face value of transactions from $7.6 billion in 2009 to $3.8 billion in 2010, $1.2 billion in 2011, and $1.0 billion in 2012. While we believe the 2012 market was closer to $2.0 billion, the data indicates that life settlements are currently out of favor with investors. The Conning reports suggest investor concerns about liquidity and predict a relatively flat market for the next few years. The reports further indicate, and we agree, that life settlements have desirable investment features that will eventually restore their attractiveness in the marketplace. The supply of qualified life settlements is expected to remain strong and the low correlation of life settlements returns to fixed-income and equity securities and their competitive rates offer an attractive alternative investment.

To counter the fallout of the SEC action and the private litigation, we are working to rebuild confidence among our licensees and clients and to expand our client base. We continue to invest significantly in programs to develop and strengthen our relationships with new and inactive licensees. We have increased our communication with our client base, emphasizing the inherent benefits of life settlements as an asset class and the particular advantages of our settlements, which have no annual management fees and do not cap investor returns as do many of the settlements offered in the industry. We believe we have made substantial progress in restoring the confidence and interest of our clients. Quarterly revenues have increased in the third and fourth quarters of fiscal 2013, reversing a downward trend that began with announcement of the SEC investigation in the fourth quarter of fiscal 2011. During the 2012 calendar year, our clients experience over $74 million in payouts from transactions. We have observed an increase in new clients and are experiencing higher rates of deposits into escrow.

While these positive developments are encouraging, we must do more. The large drops in revenues, the significant legal and professional fees, and operating losses we have experienced during fiscal 2013 have eroded the strength of our financial condition. The SEC suit and other litigation have been highly damaging to our business, and we do not anticipate a substantial recovery in our revenues and net income while the SEC suit and the other private litigation continues. We believe we must generate approximately $40 million in annual revenues to cash flow our operations, and we are working toward that end. In the meanwhile, we are conserving our cash in anticipation that the suit will not be quickly resolved. We have decreased our cash dividends and may make further cuts and could eliminate the dividends. We have sold the majority of our portfolio of investments in policies. We recently monetized a portion of our investment in a life settlements trust to generate additional cash. Until we can realize improved operating results, we shall rely on our working capital position, which is still relatively strong. We believe we have sufficient cash and cash equivalents to support our operations. To further support our working capital, we are considering other possible asset dispositions, borrowings and equity sales.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of February 28, 2013 were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$125,179	$79,388	$44,281	$1,510	$-
Total obligations	$125,179	$79,388	$44,281	$1,510	$-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Our audited Consolidated Financial Statements, together with the report of auditors and the notes to the Consolidated Financial Statements, are included in this Annual Report beginning on page 34.

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2013, 2012 and 2011. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein.

	Fiscal 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5,739,557	$3,062,587	$4,776,403	$5,326,290
Loss from Operations	$(1,709,960)	$(2,628,930)	$(1,797,558)	$(2,082,162)
Pre-tax Income (Loss)	$1,635,963	$(2,534,850)	$(1,139,622)	$(2,050,879)
Net Income (Loss)	$1,037,031	$(1,849,325)	$(753,649)	$(1,311,082)
Net Income (Loss) Per Share	$0.05	$(0.10)	$(0.04)	$(0.07)

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$9,833,395	$10,811,349	$6,666,795	$5,610,650
Loss from Operations	$(1,433,512)	$(509,014)	$(2,162,342)	$(1,631,771)
Pre-tax Loss	$(1,290,866)	$(405,540)	$(1,475,900)	$(1,381,093)
Net Loss	$(874,144)	$(323,183)	$(1,082,848)	$(843,303)
Net Loss Per Share	$(0.05)	$(0.02)	$(0.06)	$(0.05)

	Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$31,231,136	$33,157,423	$20,159,650	$17,031,006
Income from Operations	$12,857,536	$13,264,440	$5,537,341	$3,488,476
Pre-tax Income	$13,126,916	$13,179,682	$6,046,425	$3,859,361
Net Income	$8,183,150	$8,252,093	$3,960,688	$3,029,818
Net Income Per Share	$0.44	$0.44	$0.21	$0.16

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2013.

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

We assessed the effectiveness of our internal control over financial reporting as of February 28, 2013, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by COSO. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was effective in achieving its objectives as of February 28, 2013.

As we reported on a Form 8-K filed on October 25, 2012, our current Chief Financial Officer, Colette Pieper, replaced our former Chief Financial Officer, David M. Martin, who resigned on July 12, 2012, to pursue another employment opportunity. Ms. Pieper joined us on November 19, 2012.

The effectiveness of our internal control over financial reporting as of February 28, 2013, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended February 28, 2013

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Life Partners Holdings, Inc.

We have audited Life Partners Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company, and our report dated May 28, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ Whitley Penn LLP

Dallas, Texas

May 28, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers; Corporate Governance

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements. The Consolidated Financial Statements for the fiscal years ended February 28/29, 2013, 2012 and 2011, are included in this Annual Report beginning on page 34.

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

May 28, 2013	Life Partners Holdings, Inc.

	By:	/s/ Brian D. Pardo
Brian D. Pardo President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian D. Pardo	President, Principal Executive	May 28, 2013
Brian D. Pardo	Officer, and Director

/s/ Colette Pieper	Chief Financial Officer and	May 28, 2013
Colette Pieper	Principal Financial and Accounting Officer

/s/ R. Scott Peden	Secretary, Director	May 28, 2013
R. Scott Peden

/s/ Tad Ballantyne	Director	May 28, 2013
Tad Ballantyne

/s/ Harold Rafuse	Director	May 28, 2013
Harold Rafuse

/s/ Fred Dewald	Director	May 28, 2013
Fred Dewald

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28/29, 2013, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Life Partners Holdings, Inc. and subsidiaries (the “Company”), as of February 28, 2013 and February 29, 2012, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of February 28, 2013 and February 29, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 28, 2013 expressed an unqualified opinion.

/s/ Whitley Penn

Dallas, Texas

May 28, 2013

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

ASSETS

	Feb. 28, 2013	Feb. 29, 2012
CURRENT ASSETS:

Cash and cash equivalents	$7,575,579	$11,362,688
Certificates of deposit	602,316	100,848
Investment in securities	-	400,000
Accounts receivable – trade	78,757	99,363
Accounts receivable – other	13,571	34,359
Note receivable	10,000	581,096
Current portion of investments in policies	2,329,005	2,317,974
Income tax overpayment	3,457,093	1,807,128
Deferred income taxes	1,444,709	1,327,918
Prepaid expenses	227,753	474,837
Total current assets	15,738,783	18,506,211

PROPERTY AND EQUIPMENT:

Land and building	2,316,202	2,316,202
Proprietary software	554,211	545,663
Furniture, fixtures and equipment	1,564,135	1,478,885
Transportation equipment	9,800	9,800
	4,444,348	4,350,550
Accumulated depreciation	(2,323,506)	(2,070,316)
	2,120,842	2,280,234
OTHER ASSETS:

Premium advances, net of allowance of $4,315,633 in 2013 and $3,804,219 in 2012	9,297,054	7,216,534
Long term portion of investments in policies	-	6,540,560
Investment in life settlements trust	6,713,405	6,337,339
Artifacts and other	834,700	834,700
Deferred income tax asset	1,377,190	4,051,036
Total other assets	18,222,349	24,980,169
Total assets	$36,081,974	$45,766,614

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY

	Feb. 28, 2013	Feb. 29, 2012
CURRENT LIABILITIES:

Accounts payable	$1,591,395	$710,148
Accrued liabilities	371,426	605,299
Dividends payable	1,869,195	1,872,399
Accrued settlement expense	74,122	419,292
Deferred policy monitoring costs - current	451,482	398,689

Total current liabilities	4,357,620	4,005,827

LONG-TERM LIABILITIES:

Long-term portion of deferred policy monitoring costs	2,833,989	2,523,493
Income taxes payable	68,255	77,678

Total long-term liabilities	2,902,244	2,601,171

Total liabilities	7,259,864	6,606,998

SHAREHOLDERS’ EQUITY:

Common stock, $0.01 par value; 18,750,000 shares authorized; 18,750,000 shares issued and outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	17,596,620	27,934,126
Less: Treasury stock – 102,532 shares as of February 28, 2013 and February 29, 2012	(385,064)	(385,064)

Total shareholders’ equity	28,822,110	39,159,616

Total liabilities and shareholders’ equity	$36,081,974	$45,766,614

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28/29, 2013, 2012 AND 2011

	2013	2012	2011

REVENUES	$18,904,837	$32,922,189	$101,579,213

BROKERAGE FEES	13,175,255	21,207,759	46,448,548

REVENUES, NET OF BROKERAGE FEES	5,729,582	11,714,430	55,130,665

OPERATING AND ADMINISTRATIVE EXPENSES:

General and administrative	7,813,970	7,778,958	9,828,675
Legal and professional fees	3,713,536	6,522,221	1,986,648
Premium advances, net	1,526,547	1,363,915	882,920
Impairment of investments in policies	745,402	906,451	6,212,150
Settlement costs	(104,453)	613,374	789,622
Depreciation	253,190	266,150	282,859

	13,948,192	17,451,069	19,982,874

INCOME (LOSS) FROM OPERATIONS	(8,218,610)	(5,736,639)	35,147,791

Interest and other income	187,036	536,365	766,770
Interest expense	(1,342)	(5,694)	(1,505)
Earnings from life settlement trust	458,377	28,807	210,834
Income from investments in policies	3,716,225	809,218	-
Loss on settlement of note receivable	(231,096)	-	-
Realized gain (loss) on investment securities	22	(185,456)	88,492

	4,129,222	1,183,240	1,064,591

INCOME (LOSS) BEFORE INCOME TAXES	(4,089,388)	(4,553,399)	36,212,382

INCOME TAXES	(1,212,363)	(1,429,921)	12,786,633

NET INCOME (LOSS)	(2,877,025)	$(3,123,478)	$23,425,749

EARNINGS (LOSS):
Per share – Basic and Diluted	$(0.15)	$(0.17)	$1.26

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	18,647,468	18,647,468	18,641,554
Diluted	18,647,468	18,647,468	18,641,554

THE COMPONENTS OF COMPREHENSIVE INCOME:
Net income (loss)	$(2,877,025)	$(3,123,478)	$23,425,749
Gain (loss) on investment securities, net of taxes	-	89,912	(89,912)

COMPREHENSIVE INCOME (LOSS)	$(2,877,025)	$(3,033,566)	$23,335,837
Common share dividends declared	$0.40	$0.70	$1.04

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED FEBRUARY 28/29, 2013, 2012 AND 2011

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Number of Shares	Treasury Stock	Total Shareholders’ Equity
Balance, February 28, 2010	18,750,000	$187,500	$11,423,054	$40,081,278	-	206,673	$(1,635,064)	$50,056,768
Dividends declared	-	-	-	(19,392,638)	-	-	-	(19,392,638)
Issuance from treasury stock	-	-	-	-	-	(70,288)	1,250,000	1,250,000
Split eliminated treasury shares	-	-	-	-	-	(33,853)	-	-
Change in unrealized gains on investment securities	-	-	-	-	(89,912)	-	-	(89,912)
Net income	-	-	-	23,425,749	-	-	-	23,425,749
Balance, February 28, 2011	18,750,000	187,500	11,423,054	44,114,389	(89,912)	102,532	(385,064)	55,249,967
Dividends declared	-	-	-	(13,056,785)	-	-	-	(13,056,785)
Change in unrealized gains on investment securities	-	-	-	-	89,912	-	-	89,912
Net loss	-	-	-	(3,123,478)	-	-	-	(3,123,478)
Balance, February 29, 2012	18,750,000	187,500	11,423,054	27,934,126	-	102,532	(385,064)	39,159,616
Dividends declared	-	-	-	(7,460,481)	-	-	-	(7,460,481)
Net loss	-	-	-	(2,877,025)	-	-	-	(2,877,025)
Balance, February 28, 2013	18,750,000	$187,500	$11,423,054	$17,596,620	$-	102,532	$(385,064)	$28,822,110

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28/29, 2013, 2012 AND 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,877,025)	$(3,123,478)	$23,425,749
Adjustments to reconcile net (loss) income to operating activities:

Depreciation	253,190	266,150	282,859
Realized loss (gain) on investment securities	(22)	185,456	(88,492)
Impairment of investments in policies	745,402	906,451	6,212,150
Income from investments in policies	(3,716,225)	(809,218)	-
Earnings from life settlements trust	(458,377)	(28,807)	(210,834)
Deferred income taxes	2,557,055	753,317	(477,608)
Increase in allowance for premium advances	511,414	575,025	368,705
Loss on settlement of note receivable	231,096	-	-

(Increase) decrease in operating assets:

Accounts receivable	41,394	433,738	928,068
Note receivable	340,000	-	-
Income taxes receivable (payable)	(1,659,388)	(2,767,111)	635,890
Prepaid expenses	247,084	(378,174)	278,924
Premium advances, net	(2,591,934)	(1,287,358)	(3,322,994)

Increase (decrease) in operating liabilities:

Accounts payable	881,247	(1,455,319)	1,945,535
Accrued liabilities	(233,873)	400,398	(1,670,406)
Accrued settlement expense	(345,170)	137,821	(222,312)
Deferred policy monitoring costs	363,289	(196,585)	(52,338)

Net cash (used in) provided by operating activities	(5,710,843)	(6,387,694)	28,032,896

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in certificates of deposit	(501,468)	(111)	(203)
Proceeds from sales of marketable securities	400,022	4,663,547	14,764,648
Purchases of marketable securities	-	-	(12,455,990)
Purchases of property and equipment	(93,798)	(47,291)	(117,947)
Proceeds from life settlements trust	691,682	84,443	464,796
Investment in life settlements trust	(609,371)	(190,782)	-
Proceeds from sales of investments in policies	9,817,929	1,027,018	-
Maturities of investments in policies	52,034	293,545	83,469
Purchases of investments in policies and capitalized premiums	(369,611)	(769,835)	(3,654,183)
Net cash provided by (used in) investing activities	9,387,419	5,060,534	(915,410)

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends paid	(7,463,685)	(14,920,716)	(19,375,650)
Net cash used in financing activities	(7,463,685)	(14,920,716)	(19,375,650)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,787,109)	(16,247,876)	7,741,836
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,362,688	27,610,564	19,868,728
CASH AND CASH EQUIVALENTS, END OF YEAR	$7,575,579	$11,362,688	$27,610,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,342	$5,694	$1,505
Income taxes paid	$366,620	$634,866	$13,565,514

See accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28/29, 2013 and 2012

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

Reclassifications. Certain reclassifications have been made to prior period amounts in order to conform to the current year presentation.

Property and Equipment. Our property and equipment are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for fiscal 2013, 2012 and 2011, were $253,190, $266,150 and $282,859, respectively. The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other. The artifacts and other assets are stated at cost. We have evaluated these assets and believe there is no impairment in their value as of February 28, 2013, and February 29, 2012.

Impairment of Long-Lived Assets. We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired. During fiscal 2013, 2012 and 2011, we recorded impairments of $745,402, $906,451 and $6,212,150, respectively.

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

Concentrations of Credit Risk and Major Customers. In fiscal 2013, 2012 and 2011, there was no compensation to a single licensee that represented more than 10% of all brokerage and referral fees. In fiscal 2013, three brokers made referrals whose policy face values represented over 10% of our total business. Referrals from these brokers accounted for 54.7% of our total business. In fiscal 2012, we had two brokers with 10% or more of our total business, and who accounted for 24.3% of our total business. In fiscal 2011, we had two brokers with 10% or more of our total business and they accounted for 26.9% of our total business.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of shareholders’ equity will be eliminated. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance was effective for us beginning March 1, 2012, and required retrospective application. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on our Consolidated Financial Statements .

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our Consolidated Financial Statements .

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2014 will not have a material impact on our Consolidated Financial Statements.

(4) CASH AND CASH EQUIVALENTS

For purposes of the consolidated balance sheets and statements of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents. The average balance of our operating checking account balance is generally in excess of $250,000. The Federal Deposit Insurance Corporation (“FDIC”) currently insures all bank accounts up to $250,000. Amounts in interest-bearing accounts in excess of $250,000, with the exception of amounts in FDIC sweep accounts, are at risk to the extent that their balances exceed FDIC coverage. Money market investments generally do not have FDIC protection. We believe we have mitigated our exposure to loss with deposits in a combination of five smaller, community banks and four of the largest national financial institutions.

(5) CERTIFICATES OF DEPOSIT

Two certificates of deposit with an original maturity of greater than three months, but less than a year, are held in separate banking institutions at February 28, 2013. One certificate of deposit is in excess of the FDIC insurance limit. Only one certificate of deposit with an original maturity of greater than three months, but less than a year, was held in one banking institution at February 29, 2012. This certificate of deposit was not in excess of the FDIC insurance limit at February 29, 2012.

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

All Investments in Securities outstanding as of February 29, 2012, were sold on April 27, 2012, for $400,022. As of February 28, 2013, we had no investments in securities.

(7) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the consolidated balance sheets termed Accounts Receivable – Trade are amounts representing non-interest bearing advances to facilitate a settlement transaction. We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds. Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment. The receivable amounts at February 28, 2013, and February 29, 2012, were $78,757 and $99,363, respectively.

(8) ACCOUNTS RECEIVABLE – OTHER

The amounts shown on the consolidated balance sheet at February 28, 2013, termed Accounts Receivable – Other, is composed of loans of $13,571 to various employees. The amount for February 29, 2012, is composed of $15,949 due us from maturities of policies and loans of $18,410 to various employees, for a total of $34,359. We consider all receivables to be current and collectible.

(9) NOTE RECEIVABLE

The amount of $10,000 shown on the consolidated balance sheet at February 28, 2013, termed Note Receivable represents a note from a non-related person dated January 28, 2013, due April 28, 2013, at 5% annual interest. The note is currently past due and remains outstanding.

The amount of $581,096 shown on the consolidated balance sheet at February 29, 2012, termed Note Receivable represented a note, including interest at 5%, with a non-related partnership originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009. We instituted collection proceedings which resulted in an agreed final judgment being entered against the debtor on April 7, 2010, for the full amount of the note plus accrued interest on that date, attorney’s fees, costs, all taxable costs of court and post judgment interest at the highest rate allowable by law. On May 15, 2012, we settled the judgment for $350,000, which resulted in a loss of $231,096.

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 28, 2011	$9,733,395
Advances	1,851,803
Reimbursements and adjustments	(564,445)
Total premium advance balance at February 29, 2012	11,020,753
Advances	5,643,983
Reimbursements and adjustments	(3,052,049)
Total premium advance balance at February 28, 2013	13,612,687
Allowance for doubtful accounts	(4,315,633)
Net premium advance balance at February 28, 2013	$9,297,054

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

The table below describes the Investments in Policies account at February 28, 2013.

Policies With Remaining Life Expectancy (in years)	Number of Interests in Life Settlement Contracts	Carrying Value	Face Value
0-1	1	$3,506	$18,181
1-2	0	-	-
2-3	14	663,432	1,018,541
3-4	3	77,139	139,791
4-5	8	1,031,034	2,109,905
Thereafter	119	553,894	3,131,345
Total of all policies	145	$2,329,005	$6,417,763

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

We evaluate the carrying value of our investments in policies on a regular basis and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return. We recognize impairment on individual policies if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We recorded $745,402, $906,451 and $6,212,150 of impairment for fiscal years 2013, 2012 and 2011, respectively. The fair value of the impaired policies at February 28, 2013, and February 29, 2012, was $46,110 and $1,201,561, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the policies in force as of February 28, 2013, are as follows.

Year 1	$171,204
Year 2	205,857
Year 3	237,502
Year 4	215,876
Year 5	193,891
Thereafter	1,525,829
Total estimated premiums	$2,550,159

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

We sold a portion of our Investments in Policies (viaticals) to an unrelated party in fiscal 2013 for $3,829,849. Also in fiscal 2013, we sold a portion of our Investments in Policies (life settlements) to various unrelated buyers for $5,988,080. The remainder of the carrying value of the investments, $2,329,005, net of impairment, is classified as a current asset, as we anticipate selling the policy interests within the next twelve months.

(12) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements. As of February 28, 2013, and February 29, 2012, we owned 19.9% of the Trust, carried at $6.7 and $6.3 million, respectively, and accounted for on the equity method of accounting. At February 28, 2013, the Trust owned a portfolio of 232 life insurance settlements with a face value of $613.8 million, of which LPI supplied settlements with a face value of approximately $278 million. We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets. We have considered potential impairment of the investment and believe no impairment to the investment value is warranted. See Footnote 20 – Subsequent Events.

(13) LEASES

We lease office equipment under non-cancelable operating leases expiring in various years through 2016.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 28, 2013, for each of the next five years and in the aggregate are as follows:

2014	$79,388
2015	31,165
2016	13,116
2017	1,510
2018	-
Total minimum future rental payments	$125,179

Rental expense was $90,226, $97,158 and $70,202 for fiscal 2013, 2012 and 2011, respectively.

Certain operating leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(14) INCOME TAXES

Total income tax expense was allocated for the fiscal 2013, 2012 and 2011, as follows:

	2013	2012	2011
Income tax (benefit) expense	$(1,212,363)	$(1,429,921)	$12,786,633

Income tax expense was made up of the following components at the year end of fiscal 2013, 2012 and 2011:

	2013	2012	2011
Current tax (benefit) expense	$(3,769,418)	$(2,183,238)	$13,308,907
Deferred tax expense (benefit)	2,557,055	753,317	(522,274)
Total income tax expense (benefit)	$(1,212,363)	$(1,429,921)	$12,786,633

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for fiscal 2013, 2012 and 2011, as a result of the following:

	2013	2012	2011
United States statutory rate	35.0%	35.0%	35.0%
State income taxes	(1.1)%	(1.1)%	0.1%
Permanent differences	(4.2)%	(2.5)%	0.3%
Valuation allowance	-	-	(0.1)%
Combined effective tax rate	29.7%	31.4%	35.3%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Feb. 28, 2013	Feb. 29, 2012
Deferred tax assets:
Impairment of investments in policies	$305,251	$3,706,127
Premium advances allowance	1,510,472	1,331,477
Deferred policy monitoring costs	1,128,832	980,597
Investment in securities	672,115	672,115
Charitable contributions	283,730	176,199
Contingency costs	25,942	146,752
Compensated absences	26,066	40,932
State taxes	23,889	27,188
	3,976,297	7,081,387
Valuation allowance	(643,403)	(643,403)
Net deferred tax assets	3,332,894	6,437,984

Deferred tax liabilities:
Settlement costs	(53,867)	(861,080)
Depreciation	(90,327)	(140,860)
Prepaid expenses	(43,750)	(43,750)
Unrealized revenues and brokerage fees	(309,711)	-
Loss on investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(510,995)	(1,059,030)
Total deferred tax asset, net	$2,821,899	$5,378,954

Summary of deferred tax assets:
Current	$1,444,709	$1,327,918
Non-current	1,377,190	4,051,036
Total deferred tax asset, net	$2,821,899	$5,378,954

Income Tax Overpayment. As a result of our operating losses for fiscal 2012 and 2013, we recorded an income tax receivable for overpayment of Federal income taxes in prior years. In the third quarter of fiscal 2013, we received $2,477,600 of our income tax overpayment. In addition, we have recorded $3,457,093 as the current income tax overpayment resulting from operating losses for this fiscal year.

Valuation Allowance. In fiscal 2010, we recorded a valuation allowance of $611,298 for capital losses resulting from other-than-temporary impairments. This amount represents capital losses that we were not able to deduct until we had corresponding capital gains to apply the losses against. In fiscal 2011 and 2012, we had net capital losses of $91,729. This increased the valuation allowance to $643,403 at February 29, 2012. There have been no changes to the valuation allowances as of February 28, 2013.

We are currently under Federal examination by tax authorities for fiscal years 2010 and 2012.

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

At February 29, 2012, we had accrued $123,374 for an uncertain tax position related to additional Texas margin tax for non-deductibility of certain payments in past and current periods that had been included in our calculation of the Texas margin tax taxable basis. At February 28, 2013, we determined it was not likely that we would be assessed this additional tax and released the previous accrual of expense.

(15) COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive (loss) income for fiscal 2013, 2012 and 2011, was $(2,877,025), $(3,033,566) and $23,335,837, respectively. Basic and diluted (loss) earnings per share for comprehensive income for fiscal 2013, 2012 and 2011, net of tax, were $(0.15), $(0.16) and $1.25, respectively.

Dividends. There are no formal restrictions that materially limit, or are reasonably expected to materially limit, our ability to pay dividends. We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
01/25/10	03/15/10	$0.20
04/26/10	06/15/10	$0.20
08/06/10	09/15/10	$0.20
09/03/10	10/29/10	$0.20
10/21/10	12/15/10	$0.20
01/06/11	02/15/11	$0.04
01/21/11	03/15/11	$0.20
05/04/11	06/15/11	$0.20
08/11/11	09/15/11	$0.20
11/23/11	12/15/11	$0.20
02/27/12	03/15/12	$0.10
03/23/12	06/15/12	$0.10
08/08/12	09/26/12	$0.10
12/03/12	12/17/12	$0.10
02/25/13	03/15/13	$0.10

We had no share based awards that were granted, modified or outstanding for the years ended February 28/29, 2013, 2012 and 2011, and as a result, we had no share based compensation expense in any year.

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

	For the Year Ended February 28/29,
	2013		2012		2011
	Before Stock Split	After Stock Split*	Before Stock Split	After Stock Split*	Before Stock Split	After Stock Split*
Shares Outstanding:
Common Stock issued and outstanding	14,917,974	18,647,468	14,917,974	18,647,468	14,917,974	18,647,468
Treasury Stock	82,026	102,532	82,026	102,532	82,026	102,532
Average Common and Common Equivalent Shares Outstanding:
Basic and Diluted	14,917,974	18,647,468	14,917,974	18,647,468	14,913,243	18,641,554
Basic and Diluted Earnings per Share
Net (Loss) Income	(0.19)	(0.15)	(0.21)	(0.17)	1.57	1.26
Comprehensive Income	(0.19)	(0.15)	(0.20)	(0.16)	1.56	1.25

*	Reflects 18,750,000 shares are issued and outstanding less the number of treasury shares outstanding at those points in time, adjusted for the number of treasury shares retired for the latest 5-for-4 split in fiscal 2011.

Treasury Stock. No treasury share purchases were made in fiscal 2013, 2012 or 2011. With the stock split in fiscal 2011, we retired 33,853 treasury shares to avoid exceeding the 18,750,000 total number of shares authorized. All of these transactions are reflected on the Statements of Shareholders’ Equity and are considered in the non-affiliated market value calculation.

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

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
Municipal and corporate bonds	$400,000	$-	$-	$400,000
Total at February 29, 2012	$400,000	$-	$-	$400,000
Total at February 28, 2013	$-	$-	$-	$-

Our financial assets and liabilities are certificates of deposit, accounts receivable, note receivable, investments in securities, investments in policies, investment in life settlements trust, accounts payable and accrued liabilities. The recorded values of certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 5 through 8. The recorded value of the note receivable is the original note amount plus accrued interest. The note’s fair value is not readily determinable; it is discussed in Note 9. The recorded value of investments in securities is based on fair value as a result of impairment and is discussed in Note 6. The investment in the Trust is accounted for using the equity method of accounting and is recorded at our investment account balance. The investment’s fair value is not readily determinable; it is discussed in Note 12.

The carrying value of our investments in policies totaled $2,329,005, which includes $376,409 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $1,184,346. Fair value of the investments in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates. The investments in policies are discussed more fully in Note 11. A progression of the Level 3 inputs is shown in the table below:

Balance at February 29, 2012	$4,483,039
Purchases of policies	26,103
Maturities of policies	(14,642)
Sales of policies	(3,022,321)
Change in valuation	(287,833)
Estimated Fair Value at February 28, 2013	$1,184,346

(17) RELATED PARTY TRANSACTIONS

We currently operate under an agreement with ESP Communications, Inc. (“ESP”), which is owned by the spouse of our Chairman and CEO. Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims. Either party may cancel the agreement with a 30-day written notice. We currently pay ESP $7,500 on a semi-monthly basis for its services. We recorded management services expense concerning this agreement with ESP of $180,000 in each of fiscal 2013, 2012 and 2011.

We periodically use an aircraft owned by our Chairman and CEO and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F). We believe the reimbursed cost is well below the fair rental value for such use. In fiscal 2013, 2012 and 2011, we reimbursed costs of $452,424, $422,057 and $189,653, respectively, for such use. We also periodically use a motoryacht owned by our Chairman and CEO and reimburse him for the direct costs of our use. We believe the reimbursed cost is well below the fair rental value for such use. In fiscal 2013, 2012 and 2011, we reimbursed costs of $29,709, $136,497 and $187,626, respectively, for such use. As of February 28, 2013, we had accounts payable due to the Chairman and CEO of $125,876. Nothing was owed to him at February 29, 2012 or February 28, 2011.

(18) CONTINGENCIES

On January 3, 2012, we and certain of our current directors and current and former officers were sued by the SEC in an action styled Securities and Exchange Commission v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden and David M. Martin, Civil Action No.: 6:12-CV-00002. The suit alleges that we, our Chairman and CEO Brian Pardo, General Counsel Scott Peden, and former Chief Financial Officer David Martin had knowledge of, but failed to disclose to our shareholders, the alleged underestimation of the life expectancies of settlors of viatical and life settlement policies. The suit further claims that we prematurely recognized revenues from the sale of the settlements and that we understated the impairment of our investments in policies. The suit also claims that Pardo and Peden sold shares while possessing inside information (i.e., the alleged knowledge of the underestimation of life expectancies and the purported impact on revenues from such practice). In addition, the suit alleges that the defendants misled the auditors about our revenue recognition policy. The suit contains claims for violations of various Federal securities statutes and regulations, including violations of the antifraud provisions of the Securities Act of 1933 and the Securities and Exchange Act of 1934 and rules promulgated pursuant thereto, and seeks various forms of relief, including injunctive relief, disgorgement, and civil penalties. The defendants filed a motion to dismiss the action on February 29, 2012, which the Court denied on April 20, 2012. The parties are currently engaged in discovery, and trial is set for December 2013.

In February and March 2011, six putative securities class action complaints were filed in the U.S. District Court for the Western District of Texas, Waco Division. The first-filed of these is styled Gerald A. Taylor, Individually and On Behalf of All Others Similarly Situated v. Life Partners Holdings, Inc., Brian D. Pardo, Nina Piper, David M. Martin, and R. Scott Peden, Civil Action No.: 2:11-cv-0027-AM. On March 17, 2011, the Court issued an amended order of transfer, recusing Judge Walter S. Smith from the six cases, and transferring the cases to the Del Rio Division of the Western District. On July 5, 2011, these actions were consolidated into the case styled Selma Stone, et al. v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and David M. Martin, Civil Action No. DR-11-CV-16-AM. The consolidated complaint for violations of the Federal securities laws was filed on August 15, 2011 against us, Pardo, Peden and Martin asserting claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and for control person liability under Section 20(a) of the Exchange Act.

Following the filing of a motion to dismiss the complaint and response and reply briefing by both sides, and following the SEC’s filing of its complaint, on January 23, 2012, the plaintiffs filed an unopposed motion for leave to amend complaint, which the Court granted on February 10, 2012. On February 10, 2012, the plaintiffs filed their first amended [consolidated class action] complaint for violation of the Federal securities laws alleging the same claims that were asserted in the complaint. However, by the amended complaint, the plaintiffs assert substantially similar, and at times identical, facts and allegations to those asserted by the SEC in its complaint. The plaintiffs seek damages and an award of costs on behalf of a class of shareholders who purchased or otherwise acquired our common stock between May 26, 2006 and June 17, 2011. On March 26, 2012, defendants filed their motion to dismiss the amended complaint seeking dismissal of all the plaintiffs’ claims. On November 22, 2012, the court heard oral argument from the parties on the defendants’ motion to dismiss. The court has not issued a ruling on the motion to dismiss. All discovery in the case is stayed pending a ruling on the motion to dismiss. No trial date has been set.

We, our directors, and certain present and former officers have also been named as defendants in a shareholder derivative suit, which is based generally on the same alleged facts as the putative class action suits. On or about February 19, 2011, our board of directors received a shareholder demand letter sent on behalf of Gregory Griswold. That demand letter claimed that we were damaged because our business practices “caused [us] to have inaccurate life expectancy rates.” The independent directors (Tad Ballantyne, Harold Rafuse and Fred Dewald) conducted a review and, on April 11, 2011, they determined that it was not in our best interests to pursue the claims raised in the demand letter. On June 1, 2011, Griswold filed, in the United States District Court for the Western District of Texas, Waco Division, a shareholder derivative complaint styled Gregory Griswold, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00145. On or about June 1, 2011, Paul Berger, another shareholder, sent a shareholder demand letter to us and the independent directors making similar claims. The independent directors retained independent counsel and commenced a review, pursuant to statute, of the claims raised in Berger’s demand letter not previously raised in Griswold’s demand. Without making a demand on us or the board, on June 9, 2011, Harriet Goldstein, a third shareholder, filed a second derivative complaint in the United States District Court for the Western District of Texas, Waco Division, styled Harriet Goldstein, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00158. The Goldstein and Griswold cases were transferred to the Del Rio Division of the Western District of Texas, and on July 19, 2011, by an agreed-upon motion of the parties, the two cases were consolidated in the Del Rio Division under Consolidated Case Number 2:11-CV-00043. On August 18, 2011, Griswold and another plaintiff, Steven Zackian, filed a consolidated and amended complaint asserting claims of breach of fiduciary duty, gross mismanagement, and unjust enrichment. This complaint dropped Goldstein as a plaintiff. The complaint alleges that the defendants breached their fiduciary duties to us (the company) through the use of excessive life expectancies and incorrect accounting practices, which in general tracked the allegations previously disclosed regarding the SEC’s Wells Notice and our prior auditors’ resignation, and alleges that these breaches were not properly disclosed resulting in violations of the Federal securities laws. The complaint also claimed that the defendants caused us to pay “abnormally large dividends” for the benefit of Brian Pardo; and the defendants subjected us to “adverse publicity” as well as lawsuits and regulatory investigations. The complaint also claims that Pardo and Peden had “used their knowledge of Life Partners’ material, non-public information to sell their personal holdings while [our] stock was artificially inflated,” and that the Audit Committee had failed to exercise proper oversight. On October 3, 2011, the independent directors filed a motion to dismiss certain of the claims covering the use of “unsupportable life expectancies”, and a motion to stay the remaining claims to allow time to complete a review as to whether it was in our best interests to pursue the remaining claims. That review construed the complaint and Berger’s demand letter as raising largely the same claims. On October 31, 2011, the independent directors completed their investigation and issued a confidential report, which contained their determination that it would not be in our best interests to pursue any of the claims set forth in the complaint or Berger’s demand letter since the claims are not well-founded and have little likelihood of success. On December 20, 2011, the independent directors filed an amended motion to dismiss all claims in the complaint, based on the findings of their investigation.  The plaintiffs are conducting limited discovery in response to the motion to dismiss. On January 31, 2012, Berger filed a complaint, also in the United States District Court for the Western District of Texas, Del Rio Division, substantially setting forth the allegations in his earlier demand letter.  Berger’s complaint named the same defendants as the Griswold and Zackian complaint, except it did not name Nina Piper.  On February 7, 2012, Griswold and Zackian moved to consolidate the Berger claims into their action and the Court granted that motion on May 9, 2012.  On February 22, 2012, Griswold and Zackian stipulated to the dismissal of Nina Piper as a defendant in that action.

On March 7, 2011, a putative class action complaint was filed in the U.S. District Court for the Central District of California, Eastern Division, styled William and Mary Rice, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. ECDV 11-00390 VAP (OPx). On May 27, 2011, by agreement of the Parties, the Rice case was transferred to the Northern District of Texas, Dallas Division. On April 4, 2011, a putative class action suit was filed in the U.S. District Court for the Northern District of California, San Jose Division, styled Frederick Vieira, et al. v. Life Partners, Inc., No. 5:11-cv-01630-PSG. On June 3, 2011, pursuant to agreement of the Parties, the Vieira suit was also transferred to the Northern District of Texas, Dallas Division. Thereafter, several substantially similar putative class action suits were filed in the Northern District of Texas, Dallas Division, including Robert Yoskowitz, et al. v. Life Partners, Inc., No. 3:11-cv-01152-N, Sean T. Turnbow and Masako H. Turnbow, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. 3:11-cv-01030-M, William Bell, et al. v. Life Partners, Inc. and Life Partners Holdings, Inc., Civil Action No. 3:11-CV-1325-M, and Michael Jackman v. Life Partners Holdings, Inc., et al., Civil Action No. 3:11-cv-01093-M. Each of the aforementioned suits was consolidated on June 23, 2011, by Order of Judge Lynn in the Northern District of Texas, and on July 11, 2011, the Court granted a motion to intervene, joining two additional suits that were filed in the U.S. District Court for the Western District of Texas, Del Rio Division, styled Bryan Springston, et al. v. Life Partners, Inc., et al., Civil Action Number 2:11-cv-00029-AM and Y. Patterson, et al. v. Life Partners, Inc., Civil Action No. 2:11-cv-000030-AM.

Following consolidation, the case is styled Turnbow et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden, Civil Action No. 3:11-CV-1030-M. On August 25, 2011, the plaintiffs filed their consolidated class action complaint, alleging claims of breach of fiduciary duty against LPI, aiding and abetting breach of fiduciary duty against us, Pardo and Peden, breach of contract against LPI, and violation of California Unfair Competition Law by LPI, Pardo and Peden. The putative class consists of all persons in the United States that purchased or otherwise acquired fractional interests in life settlements from or through us or LPI for which Dr. Donald Cassidy provided the life expectancy assessment. All of the plaintiffs’ claims arise out of the alleged provision of underestimated life expectancies by Dr. Cassidy to LPI and LPI’s use thereof in the facilitation of life settlement transactions in which the plaintiffs acquired interests in life insurance policies. The Court entered a scheduling order on December 12, 2011, and pursuant thereto, the plaintiffs filed their motion for class certification on February 15, 2012. Following briefing by the parties on the plaintiffs’ motion for class certification, a hearing on the motion was held on February 4, 2013. To date, the Court has not issued a ruling on the plaintiffs’ motion for class certification.

On March 11, 2011, a purported class action suit was filed in the 191st Judicial District Court of Dallas County, Texas, styled Helen Z. McDermott, Individually and on Behalf of all Others Similarly Situated v. Life Partners, Inc., Cause No. 11-02966. The original petition asserted claims for breach of contract, breach of fiduciary duty, and unjust enrichment on behalf of a putative class of all persons residing in the United States who purchased any portion of a life settlement that matured earlier than the estimated maximum life expectancy. Pursuant to three amendments to the Petition, the plaintiff revised the putative class of persons on whose behalf the plaintiff seeks to represent to be limited to all persons residing in the United States who purchased any portion of one particular life settlement. The plaintiff seeks as purported damages the amount of funds placed in escrow for policy maintenance that was allegedly not needed or used for policy maintenance and was not returned or paid to the plaintiff or the putative class members as well as attorneys’ fees and costs. The plaintiff also seeks certain equitable relief, including injunctive relief, restitution, and disgorgement. Following briefing by the parties and a hearing before the court, the court certified a class consisting of 38 persons residing in the United States that purchased any portion of a life settlement interest in the designated policy. On December 4, 2012, LPI filed a notice of appeal of the district court’s Order Certifying Class with the Fifth District Court of Appeals, Dallas, Texas, which automatically stayed the underlying case until resolution of the appeal. Appellate briefing has been completed by the Parties. The Court of Appeals has not yet set the appeal for oral argument.

On March 14, 2011, a putative class action suit was filed in the 14th Judicial District Court of Dallas County, Texas, styled Michael Arnold and Janet Arnold v. Life Partners, Inc., Life Partners Holdings, Inc., and Abundant Income, Cause No. 11-02995. The plaintiffs ultimately amended their petition several times, adding additional named plaintiffs, and dismissing us (but not LPI) with prejudice. The plaintiffs asserted two causes of action. The first claim asserted that defendants violated the registration provisions of the Texas Securities Act because the life settlements facilitated by LPI were securities and were not registered. The second claim asserted that defendants committed fraud under the Texas Securities Act because they represented that the life settlements were not securities. LPI answered and filed counterclaims against the plaintiffs for the filing of a frivolous lawsuit. On September 26, 2011, the Court entered an Order granting LPI’s motion for partial summary judgment. The motion was based on, among other arguments, the arguments that the life settlements had previously been held not to be securities under Federal and state law. As a result of the Court Order, the plaintiffs’ claims against LPI were dismissed with prejudice. On January 17, 2012, the Court issued an Order adjudicating all outstanding claims by and against LPI and the plaintiffs, and the plaintiffs have appealed the Court’s decision dismissing their claims to the Fifth District Court of Appeals, Dallas, Texas. Appellate briefing has been completed, and the appeal is currently pending on submission before the Court of Appeals.

On April 8, 2011, a putative class action complaint was filed in the 40th Judicial District Court of Ellis County, Texas, styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR). On July 27, 2011, by agreement of the parties, the Willingham case was transferred to the 101st Judicial District Court of Dallas County under Cause No. DC-11-10639. On September 19, 2011, the plaintiff filed his first amended original class petition asserting claims of breach of fiduciary duty, breach of contract, and violation of the Texas Deceptive Trade Practices-Consumer Protection Act (“DTPA”). On March 1, 2012, the plaintiff filed his third amended original class action petition and omitted the DTPA claim. All of the plaintiff’s claims are based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization” on behalf of all Texas residents that purchased an interest in a life settlement facilitated by LPI. On November 9, 2012, the plaintiff filed a motion to stay or abate in order for the plaintiff to file a motion to intervene in the Turnbow case. The court granted the plaintiff’s motion to stay or abate on November 10, 2012. On December 3, 2012, the plaintiff filed a motion to intervene in the Turnbow case whereby the plaintiff sought to join the putative Turnbow class and subclass and to create a new subclass asserting claims for damages related to the defendants’ alleged overpayment of premiums. The Federal District Judge denied the plaintiff’s motion to intervene on February 5, 2013.

On March 15, 2013, the plaintiff filed his fourth amended petition in which eight new named-plaintiffs were added to the suit, and we, Brian D. Pardo, and R. Scott Peden were added as defendants. In addition to the putative class claims concerning the alleged overpayment of premiums, the amended petition asserts individual claims of breach of fiduciary duty against LPI arising from the alleged overpayment of premiums and the alleged use of underestimated life expectancies provided by Dr. Donald Cassidy, as well as aiding and abetting claims against us, Pardo and Peden. On January 22, 2013, a petition was filed in the 162nd Judicial District Court, Dallas County, Texas, styled Stephen Eccles, et al vs. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo and R. Scott Peden on behalf of 23 individuals, all of whom were represented by the same counsel for the plaintiff in the Willingham case. On March 20, 2013, the parties filed a joint motion to consolidate the Eccles case with the Willingham case, which was granted on March 25, 2013. On April 15, 2013, the plaintiffs filed their fifth amended petition dropping all putative class claims and asserting individual claims of breach of fiduciary duty, common law fraud, civil conspiracy, aiding and abetting breach of fiduciary duty and common law fraud, and negligence against us, LPI, Pardo and Peden. All of the plaintiffs’ claims are based upon the alleged failure to engage in “premium optimization,” as well as the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use thereof in the facilitation of life settlement transactions in which the plaintiffs acquired interests in life insurance policies. The plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. The parties have engaged in initial discovery, but no trial date has been set.

On November 8, 2011, a putative class action suit was filed, styled Marilyn Steuben, on behalf of herself and all other California citizens similarly situated v. Life Partners, Inc., Superior Court of the State of California for the County of Los Angeles Court, Case No. BC472953. This suit asserts claims of fiduciary duty, breach of contract, and violations of California’s Unfair Competition law based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization.” On October 26, 2012, LPI filed its demurrer to the plaintiffs first amended complaint seeking dismissal of all the plaintiffs’ claims on the grounds the complaint does not state sufficient facts to constitute valid causes of action and because the claims were filed beyond the statute of limitations. On November 13, 2012, the plaintiffs filed a motion to stay or abate in order for the plaintiffs to file a motion to intervene in the Turnbow case. The court granted the plaintiff’s motion to stay or abate on November 10, 2012. On December 3, 2012, the plaintiffs filed their motion to intervene in the Turnbow case whereby the plaintiffs sought to join the putative Turnbow class and subclass and to create a new subclass asserting claims for damages related to the defendants’ alleged overpayment of premiums. The Federal District Judge in the Turnbow case denied the plaintiffs’ motion to intervene on February 5, 2013. The parties filed a joint report advising the Superior Court of the status of the motion to intervene on May 9, 2013.

On April 9, 2013, an original petition was filed in the 352nd Judicial District Court, Tarrant County, Texas, styled Todd McClain, et al v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden. This suit is virtually identical to the Willingham case. This suit asserts claims of breach of fiduciary duty, common law fraud, civil conspiracy, aiding and abetting breach of fiduciary duty and common law fraud, and negligence. All of the plaintiffs’ claims are based upon the alleged failure to engage in “premium optimization” and the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use thereof in the facilitation of life settlement transactions in which the plaintiffs acquired interests in life insurance policies. The plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. The defendants have answered the petition. No trial date has been set.

On May 15, 2013, the defendants filed a motion to transfer the McClain and Willingham cases to a Multi-District Litigation Panel. The purpose of the motion is to consolidate pre-trial proceedings for purposes of judicial efficiency and the convenience of the parties and witnesses. The motion to transfer is pending.

We are party to a lawsuit filed on November 3, 2011, styled Angela Austin, et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Doe Individuals 1-100, and Roe Corporations 1-100 inclusive, United States District Court, District of Nevada, Civ. Action No. 2:11-cv-01767-PMP-GWF.  LPI is the plaintiff in a lawsuit filed in McLennan County, Texas, regarding the same nexus of facts styled Life Partners, Inc. v. Angela Austin, et al., Cause No. 2011-1876-3, filed on May 3, 2011.  The plaintiffs/defendants are approximately 94 individuals and entities who purchased life and viatical settlement policies through LPI.  This suit is substantially similar to and overlaps with the other lawsuits brought by life settlement investors.  The claims arise from allegations that LPI used improper life expectancies on its life and viatical settlement transactions and made false or misleading representations related to the life expectancies.  The specific causes of action brought by the plaintiffs are fraudulent misrepresentation, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing (both on a contract and tort basis), violations of Nevada’s Viatical Settlement Act, violations of Nevada’s Deceptive Trade Practices Act, rescission, breach of contract, unjust enrichment, fraud in the inducement, and negligence per se.  The suit filed by LPI in Texas was filed before the Nevada suit, and was an attempt to preempt the plaintiffs’ suit and adjudicate the parties’ rights under the applicable contracts.  On October 26, 2012, the Court entered an amended final judgment in the Texas action upon LPI’s motion for summary judgment. The Court rendered judgment in favor of LPI and against each of the defendants in that case. No appeal was taken by defendants in the Texas case and the judgment became final. In the Nevada action, LPI brought a motion to dismiss on various grounds. The Nevada court dismissed, without prejudice, us as a defendant as well as the plaintiff’s cause of action for unjust enrichment. Since that ruling, LPI has filed a motion for summary judgment on the grounds that the unappealed Texas court judgment in favor of LPI and against the defendants bars the investor parties’ claims under theories of res judicata, collateral estoppel and full faith and credit. Although briefing on the motion for summary judgment is complete, neither a hearing date nor a ruling from the Nevada court has been issued. Further, in light of the potential for a substantive ruling that wouldeffectively bar the investors’ lawsuit in Nevada, no discovery has been taken by either side in the case.

On August 16, 2012, a verified petition and application for temporary restraining order, temporary and permanent injunction, appointment of receiver and other relief was filed in the 201st Judicial District Court of Travis County, Texas, styled The State of Texas v. Life Partners Holdings, Inc., Life Partners, Inc., Brian Pardo, and R. Scott Peden, Defendants, and Advance Trust & Life Escrow Services, L.T.A., Purchase Escrow Services, LLC, Pardo Family Holdings, Ltd., Dr. Donald T. Cassidy, and American Stock Transfer & Trust Company, Relief Defendants. The suit sought a temporary restraining order preventing us and LPI from doing business and appointment of receiver based generally on allegations that the life settlements facilitated by us are securities under Texas law and that we made various misrepresentations in the sale of those life settlements, including misrepresentations about the life expectancies of the insureds. At the conclusion of the evidentiary hearing held September 24 and 25, 2012, the Court ruled that the life settlement transactions that we facilitate are not securities under Texas law. On January 8, 2013, the Court issued a final judgment dismissing all of the plaintiff’s claims with prejudice. The Attorney General has appealed the ruling, which is currently pending before the Third Court of Appeals, Austin, Texas.

Management believes, and we have been so advised by counsel handling the respective proceedings, that we have meritorious defenses in all pending litigation to which we or our directors or officers are a party, including the SEC suit, as well as valid bases for appeal of potential adverse rulings that may be rendered against us. We intend to defend all such proceedings vigorously and, to the extent available, will pursue all valid counterclaims. Notwithstanding this fact, as with all litigation, the defense of such proceedings is subject to inherent uncertainties, and the actual costs will depend upon numerous factors, many of which are as yet unknown and unascertainable. Likewise, the outcome of any litigation is necessarily uncertain. We may be forced to continue to expend considerable funds in connection with attorneys’ fees, costs, and litigation-related expenses associated with the defense of these proceedings, and management’s time and attention will also be taxed during the pendency of these proceedings. We may enter into settlement discussions in particular proceedings if we believe it is in the best interests of our shareholders to do so.

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

We have elected to advance premiums on certain older polices on which the initial premium payment reserves have been fully utilized. In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances or repurchased the policies as an accommodation to certain purchasers, upon our desire to preserve business goodwill, and based on our assumptions that we will ultimately recoup the advances or investment. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. We record an allowance against the premium advances at the time of the advance and treat reimbursements as a reduction of the allowance. We are unable to estimate the amount of any future advances we may elect to make or the timing of the amount of reimbursements we are likely to receive. Since advances precede reimbursements, we expect the amount of advances will exceed reimbursements as our purchaser base increases. During fiscal 2013, 2012 and 2011, we advanced premiums totaling $5,643,983, $1,851,803 and $4,424,840 respectively, and received repayments of advances of $3,052,049, $564,445 and $1,540,981, respectively.

(19) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements. The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan for fiscal 2013, 2012 and 2011 were $89,026, $78,431 and $161,536, respectively.

(20) SUBSEQUENT EVENTS

On May 24, 2013, we entered into Assignments of Right to Receive Future Payments (the “Assignments”) with four unaffiliated, accredited investors (the “Assignees”), in which we assigned to the Assignees the right to receive amounts otherwise payable to us from our investment in Life Assets Trust, S.A., a Luxembourg joint stock company (the “Trust”).  In exchange for the right, the Assignees paid us $5,650,000.  We retain a reversionary interest in the assigned economic rights in the Trust, which is triggered when the Assignees receive cumulative payments of $9,411,667, if the payments have provided an annually compounded rate of return of 12% or more.  If the Assignees have not received the required return, they will continue to receive payments until they receive the 12% return.  The Assignments provide that payments from the Trust are deposited with an escrow agent, which remits the payments to the Assignees.

We acted as the purchasing agent for and hold a 19.9% interest in the Trust, which was formed in fiscal 2010 with life settlements totaling $706 million in face value.  During fiscal 2013, 2012 and 2011, the Trust distributed to us $691,682, $84,443 and $464,796, respectively.

The Assignees are each private investors, who have purchased life settlements from us previously.  Apart from these purchases, they have no affiliation with us or our directors or officers.

(21) QUARTERLY FINANCIAL DATA

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2013, 2012 and 2011. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein

.

	Fiscal 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5,739,557	$3,062,587	$4,776,403	$5,326,290
Loss from Operations	$(1,709,960)	$(2,628,930)	$(1,797,558)	$(2,082,162)
Pre-tax Income (Loss)	$1,635,963	$(2,534,850)	$(1,139,622)	$(2,050,879)
Net Income (Loss)	$1,037,031	$(1,849,325)	$(753,649)	$(1,311,082)
Net Income (Loss) Per Share	$0.05	$(0.10)	$(0.04)	$(0.07)

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$9,833,395	$10,811,349	$6,666,795	$5,610,650
Loss from Operations	$(1,433,512)	$(509,014)	$(2,162,342)	$(1,631,771)
Pre-tax Loss	$(1,290,866)	$(405,540)	$(1,475,900)	$(1,381,093)
Net Loss	$(874,144)	$(323,183)	$(1,082,848)	$(843,303)
Net Loss Per Share	$(0.05)	$(0.02)	$(0.06)	$(0.05)

	Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$31,231,136	$33,157,423	$20,159,650	$17,031,006
Income from Operations	$12,857,536	$13,264,440	$5,537,341	$3,488,476
Pre-tax Income	$13,126,916	$13,179,682	$6,046,425	$3,859,361
Net Income	$8,183,150	$8,252,093	$3,960,688	$3,029,818
Net Income Per Share	$0.44	$0.44	$0.21	$0.16

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description
3.1	Amended and Restated Certificate of Formation, dated August 8, 2012(1)
3.2	Amended and Restated Bylaws, dated April 2, 2012 (2)
4.1	Form of stock certificate for our common stock (3)
10.1	Assignment of Right to Receive Future Payments dated May 24, 2013(4)
14	Code of Ethics for Directors and Executive Officers (5)
21	Subsidiaries of the Registrant (3)
31	Rule 13a-14(a) Certifications
32	Section 1350 Certification

(1)	This exhibit was filed with a Form 10-Q/A dated October 12, 2012, and is incorporated by reference herein

(2)	This exhibit was filed with a Form 8-K dated April 5, 2012, and is incorporated by reference herein.

(3)	This exhibit was filed with our Annual Report on Form 10-K for the year ended February 28, 2010, and is incorporated by reference herein.

(4)	This exhibit was filed with a Form 8-K dated May 28, 2013, and is incorporated by reference herein.

(5)	This exhibit was filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and is incorporated by reference herein.

Our exhibits to this Annual Report on Form 10-K for the year ended February 28, 2013, as filed with the SEC, are available on our website at www.lphi.com under “Investor Relations/Filings”. They are also available to any shareholder, upon request, by calling 800-368-5569 or writing to Mr. R. Scott Peden, General Counsel, Life Partners Holdings, Inc., 204 Woodhew Drive, Waco, Texas 76712. Shareholders requesting exhibits to the Form 10-K will be provided the same upon payment of reproduction expenses.

