Form 10-Q
period 2013-05-31
LIFE PARTNERS HOLDINGS INC
filed 2013-07-15
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, $.01 par value, outstanding as of July 10, 2013: 18,647,468 outstanding (18,750,000 issued less 102,532 treasury shares)

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – May 31, 2013 (Unaudited) and February 28, 2013	3-4

	Consolidated Statements of Income - For the Three Months Ended May 31, 2013 and 2012 (Unaudited)	5

	Consolidated Statements of Cash Flows - For the Three Months Ended May 31, 2013 and 2012 (Unaudited)	6

	Notes to Consolidated Condensed Financial Statements	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21-22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22-23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

Exhibit Index		26

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

MAY 31, 2013 (Unaudited) AND FEBRUARY 28, 2013

ASSETS

	May 31, 2013	Feb. 28, 2013
CURRENT ASSETS:

Cash and cash equivalents	$8,296,491	$7,575,579
Certificates of deposit	602,359	602,316
Accounts receivable – trade	-	78,757
Accounts receivable – other	13,571	13,571
Note receivable	10,000	10,000
Current portion of investments in policies	2,306,857	2,329,005
Income tax overpayment	2,547,545	3,457,093
Deferred income taxes	1,407,759	1,444,709
Prepaid expenses	78,950	227,753

Total current assets	15,263,532	15,738,783

PROPERTY AND EQUIPMENT:

Land and building	2,316,202	2,316,202
Proprietary software	554,211	554,211
Furniture, fixtures and equipment	1,564,135	1,564,135
Transportation equipment	9,800	9,800
	4,444,348	4,444,348
Accumulated depreciation	(2,376,325)	(2,323,506)

	2,068,023	2,120,842

OTHER ASSETS:

Premium advances, net of allowance of $4,402,047 and $4,315,633, respectively	9,924,304	9,297,054
Investment in life settlements trust	6,648,478	6,713,405
Artifacts and other	834,700	834,700
Deferred income tax asset	1,448,570	1,377,190
Total other assets	18,856,052	18,222,349

Total assets	$36,187,607	$36,081,974

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

MAY 31, 2013 (Unaudited) AND FEBRUARY 28, 2013

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31, 2013	Feb. 28, 2013
CURRENT LIABILITIES:
Accounts payable	$1,297,840	$1,591,395
Accrued liabilities	892,800	371,426
Dividends payable	936,886	1,869,195
Accrued settlement expense	63,172	74,122
Deferred policy monitoring costs - current	461,369	451,482

Total current liabilities	3,652,067	4,357,620

LONG-TERM LIABILITIES:

Long-term portion of deferred policy monitoring costs	2,893,900	2,833,989
Income taxes payable	72,730	68,255

Total long-term liabilities	2,966,630	2,902,244
Total liabilities	6,618,697	7,259,864

SHAREHOLDERS’ EQUITY:

Common stock, $.01 par value 18,750,000 shares authorized; 18,750,000 shares issued and 18,647,468 outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	18,343,420	17,596,620
Less: treasury stock – 102,532 shares as of May 31 and February 28, 2013	(385,064)	(385,064)
Total shareholders’ equity	29,568,910	28,822,110

Total liabilities and shareholders’ equity	$36,187,607	$36,081,974

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

(Unaudited)

	Three Months Ended May 31,
	2013	2012
REVENUES	$4,263,841	$5,739,557
BROKERAGE FEES	3,381,426	3,573,399
REVENUES, NET OF BROKERAGE FEES	882,415	2,166,158
OPERATING AND ADMINISTRATIVE EXPENSES:

General and administrative	2,152,418	1,775,652
Legal and professional fees	1,227,094	1,011,081
Premium advances, net	242,653	275,031
Impairment of investments in policies	11,968	671,918
Settlement costs	(347)	79,604
Depreciation	52,819	62,832

Total operating and administrative expenses	3,686,605	3,876,118

INCOME (LOSS) FROM OPERATIONS	(2,804,190)	(1,709,960)

Income from assignment of income stream	5,254,500	-
Interest and other income	28,726	78,442
Earnings from life settlement trust	114,886	16,107
Income from investments in policies	14,917	3,482,470
Loss on settlement of note receivable	-	(231,096)

Total other income (expense)	5,413,029	3,345,923

INCOME (LOSS) BEFORE INCOME TAXES	2,608,839	1,635,963
INCOME TAXES	929,661	598,932
NET INCOME	$1,679,178	$1,037,031
EARNINGS:
Per share – Basic and Diluted	$0.09	$0.06
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: Basic and Diluted	18,647,468	18,647,468

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

(Unaudited)

	Three Months Ended May 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,679,178	$1,037,031
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	52,819	62,832
Impairment of investments in policies	11,968	671,918
Income from investments in policies	(14,917)	(3,482,470)
Earnings from life settlements trust	(114,886)	(16,107)
Deferred income taxes	(34,430)	3,422,313
Increase in allowance for premium advances	86,414	138,838
Loss on settlement of note receivable	-	231,096
Income from assignment of income stream	(5,254,500)	-
(Increase) decrease in operating assets:
Accounts receivable	78,757	26,363
Note receivable	-	350,000
Income taxes receivable (payable)	914,023	(3,190,001)
Prepaid expenses	148,803	(851,500)
Premium advances, net	(713,664)	(566,195)
Increase (decrease) in operating liabilities:
Accounts payable	(293,555)	321,266
Accrued liabilities	521,374	5,094
Accrued settlement expense	(10,950)	-
Deferred policy monitoring costs	69,798	63,409
Net cash provided by (used in) operating activities	(2,873,768)	(1,776,113)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in certificates of deposit	(43)	(89)
Proceeds from sales of marketable securities	-	400,000
Purchases of property and equipment	-	(64,337)
Proceeds from life settlements trust	227,508	48,289
Proceeds from assignment of income stream	5,254,500	-
Investment in life settlements trust	(47,695)	-
Proceeds from sales of investments in policies	68,626	4,693,178
Purchase of investment in policies and capitalized premiums	(43,529)	(68,686)
Net cash provided by investing activities	5,459,367	5,008,355
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,864,687)	(1,864,744)
Net cash used in financing activities	(1,864,687)	(1,864,744)
NET INCREASE IN CASH AND CASH EQUIVALENTS	720,912	1,367,498
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,575,579	11,362,688
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,296,491	$12,730,186
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$44	$-
Income taxes paid	$50,069	$366,620

See accompanying notes to Consolidated Condensed Financial Statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

May 31, 2013

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

These Consolidated Condensed Financial Statements have been prepared without audit, pursuant to the rules and regulations of the SEC, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the financial statements and information presented not misleading. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our most recent Annual Report on Form 10-K.

Reclassifications. We have made certain reclassifications to prior period amounts to conform to current year presentations.

Property and Equipment. Our property and equipment are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the three months ended May 31, 2013 and 2012 (the “First Quarter of this year” and “First Quarter of last year”, respectively) was $52,819 and $62,832, respectively. The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other. The artifacts and other assets are stated at cost. We have evaluated these assets and believe there is no impairment in their value as of May 31, 2013, and February 28, 2013.

Impairment of Long-Lived Assets. We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired. During the First Quarter of this year and last year, we recorded impairment expense of $11,968 and $671,918, respectively.

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

Concentrations of Credit Risk and Major Customers. In the First Quarter of this year and last year, there was no compensation to any single licensee organization that represented more than 10% of brokerage fees. For the First Quarter of this year, two brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 92% of the total face value of completed transactions. For the First Quarter of last year, five brokers accounted for more than 10% of the face value of all completed transactions, and constituted 98% of the total face value of completed transactions.

(3) CASH AND CASH EQUIVALENTS

For purposes of the balance sheets and statements of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents. Until January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) provided unlimited coverage on non-interest-bearing accounts and insured all other bank accounts up to $250,000. After January 1, 2013, the unlimited coverage on non-interest-bearing accounts ceased and only accounts up to $250,000 are insured. Amounts in interest-bearing accounts in excess of $250,000, with the exception of amounts in FDIC sweep accounts, are at risk to the extent that their balances exceed FDIC coverage. Money market investments generally do not have FDIC protection. The average balance of our operating checking account balance is generally in excess of $250,000. We believe we have mitigated our exposure to loss by diversifying our deposits with different financial institutions. The only material exposure we have is with our operating account which is on deposit with one of the nation’s largest national banks.

(4) CERTIFICATES OF DEPOSIT

We hold two certificates of deposit with an original maturity of greater than three months, but less than a year, in separate banking institutions at May 31, 2013. One certificate of deposit is in excess of the FDIC insurance limit.

(5) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheets termed Accounts Receivable – Trade are amounts reflecting non-interest bearing advances to facilitate a settlement transaction. We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds. Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment. The receivable amounts at May 31, 2013, and February 28, 2013, were $0 and $78,757, respectively.

(6) NOTE RECEIVABLE

The amount of $10,000 shown on the consolidated balance sheets at May 31, 2013, and February 28, 2013, termed Note Receivable represents a note from a non-related person dated January 28, 2013, due April 28, 2013, at 5% annual interest. The note is currently past due and remains outstanding. At February 29, 2012, we showed $581,096 on the consolidated balance sheet as a Note Receivable representing a note, including interest at 5%, with a non-related partnership, which was originally dated January 8, 2008, and renewed with a guaranty and security agreement on January 23, 2009. We instituted collection proceedings which resulted in an agreed final judgment against the debtor on April 7, 2010, for the full amount of the note plus accrued interest on that date, attorneys’ fees, costs and post-judgment interest at the highest rate allowable by law. On May 15, 2012, we settled the judgment for $350,000, which resulted in a loss of $231,096. The loss is shown on the consolidated statement of income for the First Quarter of last year.

(7) PREMIUM ADVANCES

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 28, 2013	$13,612,687
Advances	1,060,136
Reimbursements and adjustments	(346,472)
Total premium advance balance at May 31, 2013	14,326,351
Allowance for doubtful accounts	(4,402,047)
Net premium advance balance at May 31, 2013	$9,924,304

(8) INVESTMENTS IN POLICIES

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

The table below describes the Investments in Policies account at May 31, 2013.

Policies With Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	1	$3,506	$18,182
1-2	-	-	-
2-3	14	686,247	969,345
3-4	4	45,117	227,992
4-5	8	71,413	134,883
Thereafter	137	1,500,574	5,108,487
Total	164	$2,306,857	$6,458,889

We evaluate the carrying value of our investments in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return. We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We recorded $11,968 and $671,918 of impairment for the First Quarter of this year and last year, respectively. The fair value of the impaired policies at May 31, 2013, and February 28, 2013, was $23,944 and $46,110, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of May 31, 2013, are as follows.

Year 1	$224,778
Year 2	250,953
Year 3	304,665
Year 4	276,456
Year 5	251,734
Thereafter	1,833,501
Total estimated premiums	$3,142,087

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

At May 31, 2013, we held Investments in Policies of $2,306,857, net of impairment, which is classified as a current asset as we anticipate selling the policy interests within the next twelve months.

(9) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements. As of May 31, 2013, and February 28, 2013, we owned 19.9% of the trust, carried at $6.6 million and $6.7 million, respectively, and accounted for on the equity method of accounting. At May 31, 2013, the Trust owned a portfolio of 231 life insurance settlements with a face value of $613.3 million, of which LPI supplied settlements with a face value of approximately $278 million. We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets. We have considered any potential impairment to the investment and believe no impairment to the investment value is warranted.

On May 24, 2013, we entered into Assignments of Right to Receive Future Payments (the “Assignments”) with four unaffiliated, accredited investors (the “Assignees”), in which we assigned to the Assignees the right to receive amounts otherwise payable to us from our investment in Life Assets Trust, S.A., a Luxembourg joint stock company (the “Trust”). In exchange for the right, the Assignees paid us $5,650,000. We retain a reversionary interest in the assigned economic rights in the Trust, which is triggered when the Assignees receive cumulative payments of $9,411,667 assuming the payments have provided an annually compounded rate of return of 12% or more on amounts invested. If the Assignees have not received the required return, they will continue to receive payments until they receive the 12% return on their invested amount. The Assignments provide that payments from the Trust are deposited with an escrow agent, which remits the payments to the Assignees. Because of the Assignments, we do not anticipate distributions from the Trust for several years.

Before the Assignments, the Trust distributed $227,508 and $48,289 in the First Quarter of this year and last year respectively, which was before the Assignments discussed above.

The Assignees are each private investors, who have purchased life settlements from us previously. Apart from these purchases, they have no affiliation with us or our directors or officers.

A referral fee of $395,500 was paid to an unaffiliated individual in connection with the assignment.

(10) INCOME TAXES

Total income tax expense was allocated for the First Quarter of this year and last year as follows:

	Three Months Ended May 31,
	2013	2012
Income tax expense	$929,661	$598,932

Income tax expense was made up of the following components:

	Three Months Ended May 31,
	2013	2012
Current income tax expense (benefit)	$964,091	$(2,823,381)
Deferred tax expense (benefit)	(34,430)	3,422,313
Total income tax expense	$929,661	$598,932

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the First Quarter of this year and last year, as a result of the following:

	Three Months Ended May 31,
	2013	2012
United States statutory rate	35.0%	35.0%
State income taxes	0.1%	1.3%
Permanent differences	0.5%	0.3%
Combined effective tax rate	35.6%	36.6%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	May 31, 2013	Feb. 28, 2013
Deferred tax assets:
Impairment of investment in policies	$290,069	$305,251
Premium advances allowance	1,540,717	1,510,472
Deferred policy monitoring costs	1,158,532	1,128,832
Investment in securities	672,115	672,115
Charitable contributions	201,658	283,730
Contingency costs	22,109	25,942
Compensated absences	41,393	26,066
State taxes	1,566	23,889
	3,928,159	3,976,297
Valuation allowance	(643,403)	(643,403)
Net deferred tax assets	3,284,756	3,332,894
Deferred tax liabilities:
Settlement costs	(46,169)	(53,867)
Depreciation	(80,422)	(90,327)
Prepaid expenses	(17,500)	(43,750)
Unrealized revenues and brokerage fees	(270,996)	(309,711)
Loss on investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(428,427)	(510,995)
Total deferred tax asset, net	$2,856,329	$2,821,899
Summary of deferred tax assets:
Current	$1,407,759	$1,444,709
Non-current	1,448,570	1,377,190
Total deferred tax asset, net	$2,856,329	$2,821,899

Income Tax Overpayment. As a result of our operating losses for fiscal 2013, we recorded an income tax receivable for overpayment of Federal income taxes in prior years. As of May 31, 2013, and February 28, 2013, we had recorded $2,547,545 and $3,457,093 as the current income tax overpayment resulting from prior year operating losses.

Valuation Allowance. At February 29, 2012, we had a valuation allowance of $643,403 for capital losses resulting from other-than-temporary impairments. This amount represents capital losses that we were not able to deduct until we had corresponding capital gains to apply the losses against. We made no changes to the valuation allowance during the First Quarter of this year.

Tax Examination. The Internal Revenue Service is currently examining our Federal income tax returns for fiscal years 2010 and 2012. With few exceptions, we are no longer subject to Federal, state or local examinations by tax authorities for fiscal years 2009 and earlier.

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

(11)	NET INCOME PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND SHARE BASED AWARDS

Net income for the First Quarter of this year and last year was $1,679,178 and $1,037,031, respectively. Basic and diluted earnings per share for net income for the First Quarter of this year and last year, net of tax, were $0.09 and $0.06, respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the First Quarter of this year and last year:

Date Declared	Date Paid	Dividend Amount
05/23/12	06/15/12	$0.10
06/04/13	06/17/13	$0.05

Share Based Awards. We had no share based awards that were granted, modified or outstanding for the First Quarter of this year or last year, and as a result, we had no share based compensation expense in any quarter.

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

Our financial assets and liabilities are certificates of deposit, accounts receivable, note receivable, investments in policies, investment in life settlements trust, accounts payable and accrued liabilities. The recorded values of certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 4 and 5. The recorded value of the note receivable is the original note amount. The note’s fair value is not readily determinable; it is discussed in Note 6. The investment in the Trust is accounted for using the equity method of accounting and is recorded at our investment account balance. The investment’s fair value is not readily determinable; it is discussed in Note 9.

The carrying value of our investments in policies totaled $2,306,857, which includes $408,710 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $1,101,636. Fair value of the investments in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates. The investments in policies are discussed more fully in Note 8. A progression of the Level 3 inputs is shown in the table below:

Balance at February 28, 2013	$1,184,346
Sales of policies	(25,674)
Change in valuation	(57,036)
Estimated Fair Value at May 31, 2013	$1,101,636

(13) RELATED PARTY TRANSACTION

We currently operate under an agreement with ESP Communications, Inc. (“ESP“), which is owned by the spouse of our Chief Executive Officer. Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims. Either party may cancel the agreement with a 30-day written notice. We currently pay ESP $7,500 on a semi-monthly basis for its services. We recorded management services expense concerning this agreement with ESP of $45,000 in each of the First Quarters of this year and last year.

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, Subpart F). We believe the reimbursed cost is well below the fair rental value for such use. In the three months ended May 31, 2013 and 2012, we reimbursed costs of $106,696 and $106,919, respectively, for such use. We have also periodically used a motoryacht owned by our Chairman and CEO, and reimbursed him for the direct costs of our use. We believe the reimbursed cost was well below the fair rental value for such use. In the First Quarter of last year, we had no reimbursed costs for use of the motoryacht. This yacht was sold in the Fourth Quarter of last year, so we had no reimbursed costs in the First Quarter of this year. As of February 28, 2013, we had an account payable due to Mr. Pardo of $125,876, which arose from the aircraft use. Nothing was owed to Mr. Pardo as of May 31, 2013.

(14) CONTINGENCIES

We are aware of certain instances wherein the insurance companies denied payment on policies in which we arranged the settlement with purchasers. Most of these denials are related to unforeseeable reduction in face value. Face value of the policies in question total $108,814 and are recorded in accrued settlement expense at May 31, 2013. During the First Quarter of this year, we accrued no additional amounts for future claims that might arise in relation to these policies and paid $10,950 of settlements, which had been accrued in previous periods.

On June 26, 2013, the Federal court issued summary judgment in our favor and against all of the plaintiffs in the case styled Angela Austin, et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Doe Individuals 1-100, and Roe Corporations 1-100 inclusive, United States District Court, District of Nevada, Civ. Action No. 2:11-cv-01767-PMP-GWF filed November 3, 2011. This suit is substantially similar to and overlaps with the other lawsuits brought by life settlement investors. Plaintiff alleged that LPI used improper life expectancies on its life and viatical settlement transactions and made false or misleading representations related to the life expectancies. The specific causes of action brought by the plaintiffs were fraudulent misrepresentation, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing (both on a contract and tort basis), violations of Nevada’s Viatical Settlement Act, violations of Nevada’s Deceptive Trade Practices Act, rescission, breach of contract, unjust enrichment, fraud in the inducement, and negligence per se.

On October 26, 2012, a Texas state court granted judgment in favor of LPI declaring that LPI did not breach any contractual duties to Plaintiffs; LPI disclosed that the life expectancy and rate of return were estimates only; LPI adequately informed Plaintiffs of the risks involved in the investment; LPI breached no contractual duties to Plaintiffs related to the life expectancies or rates of return, and there is no fiduciary or special relationship between LPI and Plaintiffs. The Texas court also awarded attorney’s fees against Plaintiffs.

In issuing its order, the Nevada Federal District Court found there was no genuine issue of material fact that the Texas state court entered a prior final judgment on the merits in the action between Plaintiffs and LPI; the Federal case is based on the same claims that were or could have been raised in the Texas state court action; and The Plaintiffs’ claims in the Federal case are barred under claim preclusion.

Based on these findings, the Federal court ordered that judgment is entered in favor of Life Partners Inc. and against Plaintiffs.

Other than the foregoing, there have been no material developments during the current quarter for legal proceedings that were disclosed in our Annual Report on Form 10-K for the year ended February 28, 2013 (the “2013 Annual Report”). For a full disclosure of legal proceedings, please reference our 2013 Annual Report.

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

We have elected to advance premiums on certain older polices on which the initial premium payment reserves have been fully utilized. In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances or repurchased the policies as an accommodation to certain purchasers, upon our desire to preserve business goodwill, and based on our assumptions that we will ultimately recoup the advances or investment. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. We record an allowance against the premium advances at the time of the advance and treat reimbursements as a reduction of the allowance. We are unable to estimate the amount of any future advances we may elect to make or the timing of the amount of reimbursements we are likely to receive. Since advances precede reimbursements, we expect the amount of advances will exceed reimbursements as our purchaser base increases. During the First Quarter of this year and last, we advanced premiums totaling $1,060,136 and $989,703, respectively, and received repayments of advances of $346,472 and $423,508, respectively.

(15) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements. The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan for the First Quarter of this year and last year was $24,916 and $25,247, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note: Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“SEC”), including our Annual Report on Form 10-K for the year ended February 28, 2013 (“Fiscal 2013”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

We are a specialty financial services company, providing purchasing services for life settlements to our client base. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated approximately 150,000 purchaser transactions involving over 6,500 policies totaling over $3.1 billion in face value. We believe our experience, infrastructure and intellectual capital provide us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the First Quarter of this year and last year:

	Three Months Ended May 31,
	2013	2012
Number of settlements	12	10
Face value of policies	$28,934,040	$30,650,000
Average revenue per settlement	$355,320	$573,956
Net revenues derived*	$882,415	$2,166,158

__________________

*      Net revenues derived are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended May 31, 2013 and 2012

We reported net income of $1,679,178 for the First Quarter of this year, compared to net income of $1,037,031 for the First Quarter of last year. The net income for the First Quarter of this year was the result of an assignment of our income from our life settlement trust investment, which generated net proceeds of $5,254,500. The net income for the First Quarter of last year was aided by our sale of investments in policies, which generated revenues of $3,482,470. Without these events, we would have realized net losses, before tax, of $(2,645,661) and $(1,846,507) for the First Quarter of this year and last year, respectively. The results for the First Quarter of this year in comparison to prior quarters reflect lower revenues from continuing operations and increasingly higher brokerage fees that we have paid to generate revenues.

Our operating results generally have been adversely affected by two factors. First, we believe the life settlement market declined from a historical high of approximately $7.6 billion in face value transactions in calendar 2009 to an estimated $2.0 billion in calendar 2012. A second contributing factor was the SEC’s filing an enforcement action against us and certain officers in the fourth quarter of fiscal 2012. The action followed publication of news articles criticizing our operations coupled with our disclosure of a pending SEC investigation, both of which occurred in the fourth quarter of fiscal 2011. These developments significantly impacted our operations. The lower revenues and net revenues during the First Quarter of this year results from increasing brokerage fees and lower margins on the settlements we transacted.

Revenues: Revenues decreased by $1,475,716, or 25.7%, from $5,739,557 in the First Quarter of last year to $4,263,841 in the First Quarter of this year. Net revenues declined from $2,166,399 in the First Quarter of last year compared to $882,415 for the First Quarter of this year, resulting in a 59.3% decrease in the net revenues derived. Compared to the First Quarter of last year, we closed a higher number of settlements (12 compared to 10), but with lower aggregate face values ($28.9 million from $30.6 million) and lower total net revenues derived ($0.9 million from $2.2 million). The average revenue per settlement was also down ($355,000 from $574,000) and reflects the fact that our lower revenue results generally from decreases in purchaser demand for life settlements, which tends to result in smaller transactions and to favor policies with lower face values. Our margins tend to be smaller in policies with lower face values.

Although the general market for life settlements has declined among all industry participants since 2008, it appears that the greater impact upon demand for our services appears to have come from the SEC proceeding and the resulting adverse publicity. These developments have especially hurt our licensee network and purchaser base. Our business model is somewhat unique in the industry in that we are one of only two actively traded life settlement companies and the only prominent company with a broad, retail base. We have worked with our licensees and clients to restore lost confidence and rebut the charges in the proceeding. We intend to continue devoting resources to rebuilding our client base and increase demand for our services fiscal 2014. However, restoration of demand approaching levels we recorded in fiscal 2011 may not occur until and unless we are able to resolve the proceeding filed by the SEC which is scheduled for hearing in December 2013.

Brokerage and Referral Fees: With the decline in revenues, brokerage and referral fees decreased 5.4% or $191,973 from $3,573,399 in the First Quarter of last year to $3,381,426 in the First Quarter of this year. Brokerage and referral fees as a percentage of gross revenue, however, increased from 62.3% in the First Quarter of last year to 79.3% in the First Quarter of this year. In the First Quarter of this year and last year, broker referrals accounted for 100% of the total face value of policies transacted. For the First Quarter of this year, two brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 92% of the total face value of completed transactions. For the First Quarter of last year, five brokers accounted for more than 10% of the face value of all completed transactions, and constituted 98% of the total face value of completed transactions.

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

To counter declining revenues and to stimulate transaction interest, we have implemented licensee-directed, promotional programs, which have increased referral fees as a percentage of revenues. We also have reduced our fees on select brokerage transactions to remain competitive in the marketplace. These steps have resulted in higher brokerage and referral fees as a percentage of revenues. The ratio of revenues to fees is further compounded by decreases in our margins, which have narrowed as fees have grown. We believe that we can reduce the amount of referral fees and strengthen our margins while maintaining demand for our life settlements.

Expenses: Operating and administrative expenses decreased by 4.9% or $189,513 from $3,876,118 in the First Quarter of last year to $3,686,605 in the First Quarter of this year. The decrease was primarily due to decrease in impairment of investment in policies, from $671,918 in the First Quarter of last year to $11,968 in the First Quarter of this year, offset by increases in general and administrative expenses and legal and professional fees. General and administrative expenses increased by 21.2% or $376,766, from $1,775,652 in the First Quarter of last year to $2,152,418 in the First Quarter of this year, primarily due to increases in payroll and related costs and increase in aircraft fuel expense. We accrued $137,307 of executive bonuses in the First Quarter of this year, while no bonuses were paid or accrued for the First Quarter of last year. Legal and professional fees increased by 21.4% or $216,013, from $1,011,081 in the First Quarter of last year to $1,227,094 in the First Quarter of this year, primarily as a result of the legal fees associated with the SEC litigation and related shareholder lawsuits due to increased activity in that litigation.

During the First Quarter of this year and last year, we made premium advances of $1,060,136 and $989,703, respectively, and were reimbursed $346,472 and $423,508, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and, for business goodwill, we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. Net premium advance expense for the First Quarter of this year and last year was $242,653 and $275,031, respectively, primarily as a result of a reduction in the amount of discretionary premium advances.

Total Other Income and Expense. Total other income increased from $3,345,923 in the First Quarter of last year to $5,413,029 in the First Quarter of this year. The primary components in the First Quarter of this year were the assignments of a future income stream from a life settlement trust, which generated net proceeds of $5,254,500, and distributions from the life settlement trust (before the assignment) of $114,886. We had invested in the life settlement trust, which is recorded at $6,648,478 at May 31, 2013, and retain a reversionary interest in the trust. Until the reversionary interest arises, we will not receive distributions from the trust. See footnote 9 to the Consolidated Condensed Financial Statements. The primary components in the First Quarter of last year were the receipt of $3,482,470 from the sale of policies held for investment, which was partially offset by a loss of $(231,096) in the settlement of a note receivable.

Income Taxes: Income tax expense increased due to an increase in net income from $598,932 in the First Quarter of last year to $929,661 in the First Quarter of this year.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of May 31, 2013, were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$117,145	$79,388	$37,153	$604	$-
Total obligations	$117,145	$79,388	$37,153	$604	$-

Liquidity and Capital Resources

Operating Activities: Operating activities in the First Quarter of this year used net cash flows of $2,873,768. Uses of cash flow resulted primarily from the income from assignment of income stream of $5,254,500, an increase in net premium advances of $713,664, and a decrease in accounts payable of $293,555. Cash flows from operating activities were provided by net income of $1,679,178, a decrease in income taxes receivable of $914,023, an increase in accrued liabilities of $521,374, and a decrease in prepaid expenses of $148,803. Net cash flows used in operating activities for the First Quarter of last year were $1,776,113. Uses of cash flow resulted primarily from the gain on the sale of investments in policies of $3,482,470, income tax overpayments of $3,190,001, prepaid expenses of $851,500 and premium advances of $566,195. The increase in prepaid expenses resulted from prepaid commissions. A deferred income tax decrease of $3,422,313, net income of $1,037,031 and impairment of investments in policies of $671,918 reduced the amount of cash flows used by operating activities.

Investing Activities: Investing activities in the First Quarter of this year provided net cash flows of $5,459,367. This amount was primarily due to proceeds of $5,254,500 from the assignment of future income from our life settlement trust investment, proceeds from the life settlements trust of $227,508, and proceeds from sales of investments in policies of $68,626, less $47,695 return of investment in life settlements trust. In comparison, during the First Quarter of last year, we generated $5,008,355 from investing activities. This was primarily from the proceeds from sales of investment in policies of $4,693,178 and the sale of investment securities of $400,000, less $64,337 for purchases of property and equipment and $68,686 of purchases of policies for investment purposes.

Financing Activities: For the First Quarter of this year and the First Quarter of last year, we used $1,864,687 and $1,864,744, respectively, to pay dividends.

Working Capital and Capital Availability: As of May 31, 2013, we had working capital of $11,611,465, which reflects a working capital decrease of $9,282,062 during the last twelve month period, primarily due to operating losses and payment of dividends. Cash and cash equivalents decreased $4,433,695, from $12,730,186 as of May 31, 2012, to $8,296,491 as of May 31, 2013.

While our working capital position remains relatively strong, the large drop in revenues and revenues net of brokerage fees, the significant legal and professional fees, and large operating losses have eroded the strength of our financial condition. We are conserving our cash in anticipation that the SEC suit will not be quickly resolved. The suit is set for trial in December 2013. We have decreased our stock dividends and may make further cuts. In fiscal 2013, we sold most of the policies held in our account for $9.8 million. We presently hold policies carried at $2.3 million. In May 2013, we assigned an interest in some of our future income from our life settlement trust investment for $5,650,000. We are closely monitoring general and administrative expenses. At this point, we believe we have sufficient cash and cash equivalents to support our operations through the fiscal year.

Outlook

We are confronting a general decline in the life settlement markets and the fallout of the SEC action and the resulting private litigation. Regarding the life settlement markets, we believe that life settlements have desirable investment features that will eventually restore their attractiveness in the marketplace. We expect the supply of qualified life settlements to remain sufficient for our clients’ demand and believe the low correlation of life settlements returns to fixed-income and equity securities and their competitive rates offer an attractive alternative investment.

To counter the fallout of the SEC action and the private litigation, we are working to rebuild confidence among our licensees and clients and to expand our client base. We continue to invest significantly in programs to develop and strengthen our relationships with new and inactive licensees. We have increased our communication with our client base, emphasizing the inherent benefits of life settlements as an asset class and the particular advantages of our settlements, which have no annual management fees and do not cap investor returns as do many of the settlements offered in the industry. We believe we are making progress in restoring the confidence and interest of our clients. Quarterly revenues rose in the third and fourth quarters of fiscal 2013. Our clients experienced over $74 million in payouts from transactions during the 2012 calendar year. With these positive developments, our operating results for the First Quarter of this year are disappointing.

This fiscal quarter’s drop in revenues and more particularly the drop in our margins must be reversed so that we can continue to rebuild our business reputation and defend ourselves in the SEC suit and other related litigation. We believe we must generate approximately $40 million in annual revenues to cash flow our operations, and we are working toward that end.

The SEC suit and other litigation have been highly damaging to our business, and we do not anticipate a substantial recovery in our revenues and net income while the SEC suit and the other private litigation continues. We have recently announced rulings in two private proceedings in which Federal courts ruled in our favor dismissing one case and denying class certification in another. We believe these rulings bolster our legal position in other suits, including the SEC suit. In the meantime, we are conserving our cash in anticipation that the SEC suit will not be quickly resolved. We have decreased our cash dividends and may make further cuts and could eliminate the dividends. We have sold the majority of our portfolio of investments in policies. We recently monetized a portion of our investment in a life settlements trust to generate additional cash. Until we can realize improved operating results, we shall rely on our working capital position, which is still relatively strong. We believe we have sufficient cash and cash equivalents to support our operations through the fiscal year. To further support our working capital, we are considering other possible asset dispositions, borrowings and equity sales.

Critical Accounting Estimates, Assumptions and Policies

See “Critical Accounting Estimates, Assumptions and Policies” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, filed with the SEC and incorporated by reference herein. There were no changes to our critical accounting policies during the First Quarter of this year.

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

Changes in Internal Control over Financial Reporting. With the participation of our Chief Executive Officer and our Chief Accounting Officer, we have concluded that there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended May 31, 2013).

Part II – other information

Item 1. Legal Proceedings

We are aware of certain instances wherein the insurance companies denied payment on policies in which we arranged the settlement with purchasers. Most of these denials are related to unforeseeable reduction in face value. Face value of the policies in question total $108,814 and are recorded in accrued settlement expense at February 28, 2013, and May 31, 2013. During fiscal 2013 and during the First Quarter of this year, we accrued no additional amounts for future claims that might arise in relation to these policies. During fiscal 2013, we paid $10,950 of settlements, which had been accrued in previous periods.

On June 26, 2013, the Federal court issued summary judgment in our favor and against all of the plaintiffs in the case styled Angela Austin, et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Doe Individuals 1-100, and Roe Corporations 1-100 inclusive, United States District Court, District of Nevada, Civ. Action No. 2:11-cv-01767-PMP-GWF filed November 3, 2011. This suit is substantially similar to and overlaps with the other lawsuits brought by life settlement investors. Plaintiff alleged that LPI used improper life expectancies on its life and viatical settlement transactions and made false or misleading representations related to the life expectancies. The specific causes of action brought by the plaintiffs were fraudulent misrepresentation, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing (both on a contract and tort basis), violations of Nevada’s Viatical Settlement Act, violations of Nevada’s Deceptive Trade Practices Act, rescission, breach of contract, unjust enrichment, fraud in the inducement, and negligence per se.

On October 26, 2012, a Texas state court granted judgment in favor of LPI declaring that LPI did not breach any contractual duties to Plaintiffs; LPI disclosed that the life expectancy and rate of return were estimates only; LPI adequately informed Plaintiffs of the risks involved in the investment; LPI breached no contractual duties to Plaintiffs related to the life expectancies or rates of return, and there is no fiduciary or special relationship between LPI and Plaintiffs. The Texas court also awarded attorney’s fees against Plaintiffs.

In issuing its order, the Nevada Federal District Court found there was no genuine issue of material fact that the Texas state court entered a prior final judgment on the merits in the action between Plaintiffs and LPI; the Federal case is based on the same claims that were or could have been raised in the Texas state court action; and The Plaintiffs’ claims in the Federal case are barred under claim preclusion.

Based on these findings, the Federal court ordered that judgment is entered in favor of Life Partners Inc. and against Plaintiffs.

On July 9, 2013, the Federal court issued an order denying class certification in the case styled Sean Turnbow et al. v. Life Partners, Inc. et al., Case No. 3:11-CV-1030-M, United States District Court for the Northern District of Texas, Dallas Division. The parties have been ordered to file a joint status report by July 30, 2013 informing the Court whether Plaintiffs intend to proceed with their claims individually or to file an interlocutory appeal.

Other than the foregoing, there have been no developments during the current quarter for our legal proceedings that were not disclosed in our Annual Report on Form 10-K for the year ended February 28, 2013 (the “2013 Annual Report”). For a full disclosure of legal proceedings, please reference our 2013 Annual Report.

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

ITEM 1A.	RISK FACTORS:

See “Risk Factors” in our 2013 Annual Report for a detailed discussion of the risk factors affecting us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.	MINE SAFETY DISCLOSURES:

Not applicable.

ITEM 5.	OTHER INFORMATION:

None

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 15, 2013

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

