Form 10-Q
period 2013-08-31
LIFE PARTNERS HOLDINGS INC
filed 2013-10-15
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, $.01 par value, outstanding as of October 14, 2013: 18,647,468 (18,750,000 issued less 102,532 treasury shares)

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – August 31, 2013 (Unaudited) and February 28, 2013	3-4

	Consolidated Condensed Statements of Income - For the Three and Six Months Ended August 31, 2013 and 2012 (Unaudited)	5

	Consolidated Condensed Statements of Cash Flows - For the Six Months Ended August 31, 2013 and 2012 (Unaudited)	6

	Notes to Consolidated Condensed Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24-26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

Exhibit Index		29

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AUGUST 31, 2013 (Unaudited) AND FEBRUARY 28, 2013

ASSETS

	Aug. 31, 2013	Feb. 28, 2013
CURRENT ASSETS:
Cash and cash equivalents	$5,310,615	$7,575,579
Certificates of deposit	351,247	602,316
Accounts receivable – trade	-	78,757
Accounts receivable – other	13,571	13,571
Note receivable	10,000	10,000
Income tax overpayment	3,120,854	3,457,093
Deferred income taxes	1,592,198	1,444,709
Current portion of investment in policies	2,153,352	2,329,005
Prepaid expenses	310,110	227,753
Total current assets	12,861,947	15,738,783
PROPERTY AND EQUIPMENT:
Land and building	2,316,202	2,316,202
Proprietary software	554,211	554,211
Furniture, fixtures and equipment	1,565,232	1,564,135
Transportation equipment	9,800	9,800
Subtotal	4,445,445	4,444,348
Accumulated depreciation	(2,421,487)	(2,323,506)
Net property and equipment	2,023,958	2,120,842
OTHER ASSETS:
Premium advances, net of allowance of $4,440,908 and $4,315,633 respectively	8,780,839	9,297,054
Investment in life settlements trust	6,648,478	6,713,405
Artifacts and other	834,700	834,700
Deferred tax assets	1,578,406	1,377,190
Total other assets	17,842,423	18,222,349
Total assets	$32,728,328	$36,081,974

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AUGUST 31, 2013 (Unaudited) AND FEBRUARY 28, 2013

LIABILITIES AND SHAREHOLDERS' EQUITY

	Aug. 31,	Feb. 28,
	2013	2013
CURRENT LIABILITIES:
Accounts payable	$673,391	$1,591,395
Accrued liabilities	338,046	371,426
Dividends payable	936,941	1,869,195
Accrued settlement expense	63,172	74,122
Current deferred policy monitoring costs	531,727	451,482
Total current liabilities	2,543,277	4,357,620
LONG-TERM LIABILITIES:
Long-term portion of deferred policy monitoring costs	3,335,369	2,833,989
Income taxes payable	6,444	68,255
Total long-term liabilities	3,341,813	2,902,244
Total liabilities	5,885,090	7,259,864
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 18,750,000 shares authorized and issued; 18,647,468 shares outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	15,617,748	17,596,620
Less: treasury stock – 102,532 shares as of August 31, and February 28, 2013	(385,064)	(385,064)
Total shareholders' equity	26,843,238	28,822,110

Total liabilities and shareholders' equity	$32,728,328	$36,081,974

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2013 AND 2012

(Unaudited)

	Three Months Ended Aug. 31,		Six Months Ended Aug. 31,
	2013	2012	2013	2012
REVENUES	$2,837,243	$3,062,587	$7,101,084	$8,802,144
BROKERAGE FEES	2,748,456	2,411,017	6,129,882	5,984,416
REVENUES, NET OF BROKERAGE FEES	88,787	651,570	971,202	2,817,728
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	2,057,011	1,989,312	4,209,429	3,764,964
Legal and professional expense	413,918	834,838	1,641,012	1,845,919
Impairment of investments in policies	211,596	32,112	223,564	704,030
Premium advances, net	118,291	242,250	360,944	517,281
Settlement costs	15,860	118,500	15,513	198,104
Depreciation	45,161	63,488	97,980	126,320
Total operating and administrative expenses	2,861,837	3,280,500	6,548,442	7,156,618
LOSS FROM OPERATIONS	(2,773,050)	(2,628,930)	(5,577,240)	(4,338,890)
OTHER INCOME (EXPENSES):
Income from assignment of income stream	-	-	5,254,500	-
Interest and other income	25,616	6,593	54,342	85,035
Earnings from life settlement trust	-	16,679	114,886	32,786
Income from investment in policies	4,361	70,808	19,278	3,553,278
Loss on settlement of note receivable	-	-	-	(231,096)
Total other income	29,977	94,080	5,443,006	3,440,003
LOSS BEFORE INCOME TAXES	(2,743,073)	(2,534,850)	(134,234)	(898,887)
Total income tax benefit	(949,770)	(685,525)	(20,109)	(86,593)
NET LOSS	$(1,793,303)	$(1,849,325)	$(114,125)	$(812,294)
LOSS: Per share – Basic and Diluted	$(0.10)	$(0.10)	$(0.01)	$(0.04)
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic and diluted	18,647,468	18,647,468	18,647,468	18,647,468

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2013 AND 2012

(Unaudited)

	Six Months Ended Aug. 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,125)	$(812,294)
Adjustments to reconcile net loss to operating activities:
Depreciation	97,980	126,320
Impairment of investments in policies	223,564	704,030
Earnings from investment in life settlements trust	(114,886)	(32,786)
Increase in allowance for premium advances	125,275	247,717
Income from investments in policies	(19,278)	(3,553,278)
Loss on settlement of note receivable	-	231,096
Income from assignment of income stream	(5,254,500)	-
Deferred income taxes	(348,705)	2,745,979
(Increase) decrease in operating assets:
Accounts receivable	78,757	67,841
Note receivable	-	350,000
Income taxes receivable (payable)	274,428	(3,199,192)
Prepaid expenses	(82,357)	192,630
Premium advances, net	390,940	(1,051,295)
Increase (decrease) in operating liabilities:
Accounts payable	(918,004)	234,057
Accrued liabilities	(33,380)	(377,966)
Accrued settlement expense	(10,950)	-
Deferred policy monitoring costs	581,625	(81,334)
Net cash used in operating activities	(5,123,616)	(4,208,475)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(250,000)	(179)
Proceeds from certificate of deposit	501,069	-
Proceeds from sales of marketable securities	-	400,000
Purchases of property and equipment	(1,096)	(77,577)
Proceeds from life settlements trust	227,508	82,309
Proceeds from assignment of income stream	5,254,500	-
Proceeds from sales of investments in policies	68,626	8,994,335
Investment in life settlements trust	(47,695)	-
Maturities of investments in policies	8,419	45,678
Purchase of policies for investment purposes	(105,678)	(120,746)
Net cash provided by investing activities	5,655,653	9,323,820
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,797,001)	(3,729,316)
Net cash used in financing activities	(2,797,001)	(3,729,316)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,264,964)	1,386,029
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,575,579	11,362,688
CASH AND CASH EQUIVALENTS, END OF PERIOD	5,310,615	12,748,717
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$75	$-
Income taxes paid	$54,169	$366,620

See accompanying notes to Consolidated Condensed Financial Statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

August 31, 2013

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

Property and Equipment. Our property and equipment are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the six months ended August 31, 2013 and 2012 (the “First Half of this year” and “First Half of last year”, respectively) was $97,980 and $126,320, respectively. The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other. The artifacts and other assets are stated at cost. We have evaluated these assets and believe there is no impairment in their value as of August 31, 2013, and February 28, 2013.

Impairment of Long-Lived Assets. We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired. During the First Half of this year and last year, we recorded impairment expense of $223,564 and $704,030, respectively.

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

Concentrations of Credit Risk and Major Customers. In the Second Quarter of this year, there was one licensee whose compensation represented more than 10% of brokerage fees and last year there was no compensation to any single licensee organization that represented more than 10% of brokerage fees. In the First Half of this year, there were two licensees whose compensation represented more than 10% of brokerage fees and last year there was no compensation to any single licensee organization that represented more than 10% of brokerage fees. For the Second Quarter of this year and last year, three brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 100% of the total face value of completed transactions. For the First Half of this year, three brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 91% of the total face value of completed transactions. For the First Half of last year, four brokers accounted for more than 10% of the face value of all completed transactions, and constituted 85% of the total face value of completed transactions.

(3) CASH AND CASH EQUIVALENTS

For purposes of the balance sheets and statements of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents. Until January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) provided unlimited coverage on non-interest-bearing accounts and insured all other bank accounts up to $250,000.After January 1, 2013, the unlimited coverage on non-interest-bearing accounts ceased and only accounts up to $250,000 are insured. Amounts in interest-bearing accounts in excess of $250,000, with the exception of amounts in FDIC sweep accounts, are at risk to the extent that their balances exceed FDIC coverage. Money market investments generally do not have FDIC protection. The average balance of our operating checking account balance is generally in excess of $250,000. The only material exposure we have is with our operating account, which is on deposit with one of the nation’s largest national banks.

(4) CERTIFICATES OF DEPOSIT

Two certificates of deposit with an original maturity of greater than three months, but less than a year, were held in separate banking institutions at February 28, 2013. One of these certificates of deposit matured in August 2013. It was replaced by a new certificate of deposit at this same banking institution and it has an original maturity of greater than three months, but less than a year. A second certificate of deposit with an original maturity of greater than three months, but less than a year was held in a separate banking institution at August 31, 2013.

(5) ACCOUNTS RECEIVABLE – TRADE

The amount of $78,757 shown on the consolidated balance sheets at February 28, 2013, termed Accounts Receivable – Trade, reflects a non-interest bearing advance to facilitate a settlement transaction. We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds. Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment.

(6) NOTE RECEIVABLE

The amount of $10,000 shown on the consolidated balance sheets at August 31, 2013, and February 28, 2013, termed Note Receivable, represents a note from a non-related person dated January 28, 2013, due April 28, 2013, at 5% annual interest. The note is currently past due and remains outstanding. At February 29, 2012, we showed $581,096 on the consolidated balance sheet as a Note Receivable representing a note from a non-related partnership. After default, we sued and received a judgment on the note, which we settled for $350,000 resulting in a loss of $231,096. The loss is shown on the consolidated statement of income for the First Half of last year.

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 28, 2013	$13,612,687
Advances	2,128,663
Reimbursements and adjustments	(2,519,603)
Total premium advance balance at August 31, 2013	13,221,747
Allowance for doubtful accounts	(4,440,908)
Net premium advance balance at August 31, 2013	$8,780,839

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

The table below describes the Investments in Policies account at August 31, 2013.

Policies With Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	1	$3,506	$18,182
1-2	8	249,996	359,024
2-3	2	244,795	560,000
3-4	4	34,620	143,607
4-5	7	1,101,832	2,139,424
Thereafter	158	518,603	3,305,238
Total	180	$2,153,352	$6,525,475

We evaluate the carrying value of our investments in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return. We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We recorded $223,564 and $704,030 of impairment for the First Half of this year and last year, respectively. The fair value of the impaired policies at August 31, 2013, and February 28, 2013, was $276,362 and $46,110, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of August 31, 2013, are as follows.

Year 1	$221,461
Year 2	254,295
Year 3	308,102
Year 4	279,857
Year 5	255,023
Thereafter	1,871,013
Total estimated premiums	$3,189,751

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

At August 31, 2013, we held Investments in Policies of $2,153,352, net of impairment, which is classified as a current asset, as we anticipate selling the policy interests within the next twelve months.

(9) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in Life Assets Trust, S.A., an unaffiliated a Luxembourg joint stock company (the “Trust”) created for the acquisition of life settlements. As of August 31, 2013, and February 28, 2013, we owned 19.9% of the trust, carried at $6.6 million and $6.7 million, respectively, and accounted for on the equity method of accounting. At August 31, 2013, the Trust owned a portfolio of 231 life insurance settlements with a face value of $613.3 million, of which LPI supplied settlements with a face value of approximately $278 million. We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets. We have considered any potential impairment to the investment and believe no impairment to the investment value is warranted.

On May 24, 2013, we entered into Assignments of Right to Receive Future Payments (the “Assignments”) with four unaffiliated, accredited investors (the “Assignees”), in which we assigned to the Assignees the right to receive amounts otherwise payable to us from our investment in the Trust. In exchange for the right, the Assignees paid us $5,650,000. We retain a reversionary interest in the assigned economic rights in the Trust, which is triggered when the Assignees receive cumulative payments of $9,411,667 assuming the payments have provided an annually compounded rate of return of 12% or more on amounts invested. If the Assignees have not received the required return, they will continue to receive payments until they receive the 12% return on their invested amount. The Assignments provide that payments from the Trust are deposited with an escrow agent, which remits the payments to the Assignees. Because of the Assignments, we do not anticipate distributions from the Trust for several years.

Before the Assignments, the Trust distributed to us $227,508 and $48,289 in the First Half of this year and the First Half of last year, respectively. Since the Assignments, the Trust has made no distributions.

The Assignees are each private investors who have purchased life settlements from us previously. Apart from these purchases, they have no affiliation with us or our directors or officers.

A referral fee of $395,500 was paid to an unaffiliated individual in connection with the assignment.

(10) INCOME TAXES

Total income tax expense was allocated for the First Half of this year and last year as follows:

	Six Months Ended August 31,
	2013	2012
Income tax expense (benefit)	$(20,109)	$(86,593)

Income tax benefit was made up of the following components:

	Six Months Ended August 31,
	2013	2012
Current income tax expense (benefit)	$328,598	$(2,832,572)
Deferred tax expense (benefit)	(348,707)	2,745,979
Total income tax (benefit)	$(20,109)	$(86,593)

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the First Half of this year and last year, as a result of the following:

	Six Months Ended August 31,
	2013	2012
United States statutory rate	35.0%	35.0%
State income taxes	(3.1)%	(3.1)%
Permanent differences	(16.9)%	(22.3)%
Combined effective tax rate	15.0%	9.6%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Aug. 31, 2013	Feb. 28, 2013
Deferred tax assets:
Impairment of investment in policies	$362,760	$305,251
Premium advances allowance	1,554,318	1,510,472
Deferred policy monitoring costs	1,342,943	1,128,832
Investment in securities	672,115	672,115
Charitable contributions	287,368	283,730
Contingency costs	22,109	25,942
Compensated absences	33,772	26,066
State taxes	2,255	23,889
	4,277,640	3,976,297
Valuation allowance	(643,403)	(643,403)
Net deferred tax assets	3,634,237	3,332,894
Deferred tax liabilities:
Settlement costs	(46,169)	(53,867)
Depreciation	(75,592)	(90,327)
Prepaid expenses	(96,250)	(43,750)
Unrealized revenues and brokerage fees	(232,282)	(309,711)
Loss on investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(463,633)	(510,995)
Total deferred tax asset, net	$3,170,604	$2,821,899

Summary of deferred tax assets:
Current	$1,592,198	$1,444,709
Non-current	1,578,406	1,377,190
Total deferred tax asset, net	$3,170,604	$2,821,899

Income Tax Overpayment. As a result of our operating losses for fiscal 2013 and the current fiscal 2014, we recorded an income tax receivable for overpayment of Federal income taxes in prior years. As of August 31, 2013, and February 28, 2013, we had recorded $3,120,854 and $3,457,093 as the current income tax overpayment resulting from prior year operating losses.

Valuation Allowance. At February 28, 2012, we had a valuation allowance of $643,403 for capital losses resulting from other-than-temporary impairments. This amount represents capital losses that we were not able to deduct until we had corresponding capital gains to apply the losses against. We made no changes to the valuation allowance during the First Half of this year.

Tax Examination. The Internal Revenue Service is currently examining our Federal income tax returns for fiscal years 2010 and 2012 and our Form 1042 for calendar year 2010. With few exceptions, we are no longer subject to Federal, state or local examinations by tax authorities for fiscal years 2009 and earlier.

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

(11) LOSS PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND SHARE BASED AWARDS

Loss for the Second Quarter of this year and last year was $1,793,303 and $1,849,325, respectively. Loss for the First Half of this year and last year was $114,125 and $812,294, respectively. Basic and diluted earnings per share for net loss for the Second Quarter of this year and last year, net of tax, were $0.10 and $0.10, respectively. Basic and diluted earnings per share for net loss for the First Half of this year and last year, net of tax, were $0.01 and $0.04, respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the First Half of this year and last year:

Date Declared	Date Paid	Dividend Amount
05/23/12	06/15/12	$0.10
08/08/12	09/26/12	$0.10
06/04/13	06/17/13	$0.05
09/06/13	09/20/13	$0.05

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

The carrying value of our investments in policies totaled $2,153,352, which includes $470,390 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $1,150,238. Fair value of the investments in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates. The investments in policies are discussed more fully in Note 8. A progression of the Level 3 inputs is shown in the table below:

Balance at February 28, 2013	$1,184,346
Purchases of policies	(12,739)
Maturities of policies	(3,897)
Sales of policies	(24,686)
Change in valuation	7,214
Estimated Fair Value at August 31, 2013	$1,150,238

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

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use. Effective June 1, 2013, this reimbursement was at the rate of three times the business fuel expense for such company use. The Compensation Committee has researched this issue and determined this rate to be an appropriate and fair amount of reimbursement for the company use of Mr. Pardo’s aircraft. We believe the reimbursed cost is well below the fair rental value for such use. For the First Half of this year and last year, we reimbursed costs of $448,771 and $205,744, respectively, for such use. We have also periodically used a motoryacht owned by our Chairman and CEO, and reimbursed him for the direct costs of our use. We believe the reimbursed cost was well below the fair rental value for such use. In the First Half of last year, we reimbursed costs of $25,226 for use of the motoryacht. This yacht was sold in the Fourth Quarter of last year, so we have had no reimbursed costs in the First Half of this year. As of February 28, 2013 and August 31, 2013, we had an account payable due to Mr. Pardo of $125,876 and $92,409, respectively, which arose from the aircraft use.

(14) CONTINGENCIES

We are aware of certain instances wherein the insurance companies denied payment on policies in which we arranged the settlement with purchasers. Most of these denials are related to unforeseeable reduction in face value. Face value of the policies in question total $108,814 and are recorded in accrued settlement expense at August 31, 2013. During the First Half of this year, we accrued no additional amounts for future claims that might arise in relation to these policies and paid $10,950 of settlements, which had been accrued in previous periods.

On September 12, 2013, the Fifth District Court of Appeals, Dallas, Texas, issued a ruling in Arnold v. Life Partners, Inc., 5th Dist. Texas Ct. of App., No. 05-12-00092-CV that the life settlements transacted through LPI are securities under Texas law, reversing a prior Texas District Court ruling in favor of LPI. This decision conflicts with two prior appellate court cases in which LPI had prevailed and in which the courts had held that the life settlements were not securities. In 1996, the Federal Circuit Court for the District of Columbia had ruled in SEC v. Life Partners, Inc. that the settlements were not securities under federal law. Further, in 2004, the Waco Court of Appeals held, in Griffitts v. Life Partners, Inc., that the settlements were not securities under Texas law. While the Griffitts decision is a final judgment, the recent Dallas Court of Appeals decision is not.

We strongly disagree with the court’s analysis and conclusions and note that the decision conflicts with the above-referenced cases as well as a Travis County, Texas District Court case, in each of which LPI had prevailed and in which the courts had held that the life settlements were not securities. We will appeal the decision as we remain confident in our legal position. Should the decision ever become final, it would result in a material adverse effect on our operations and require substantial changes in our business model.

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

We have elected to advance premiums on certain older polices on which the initial premium payment reserves have been fully utilized. In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances or repurchased the policies as an accommodation to certain purchasers, upon our desire to preserve business goodwill, and based on our assumptions that we will ultimately recoup the advances or investment. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. We record an allowance against the premium advances at the time of the advance and treat reimbursements as a reduction of the allowance. We are unable to estimate the amount of any future advances we may elect to make or the timing of the amount of reimbursements we are likely to receive. Since advances precede reimbursements, we expect the amount of advances will exceed reimbursements as our purchaser base increases. During the First Half of this year and last, we advanced premiums totaling $2,128,663 and $2,122,347, respectively, and received repayments of advances of $2,519,603 and $1,071,052, respectively.

(15) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements. The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan for the First Half of this year and last year was $40,825 and $45,574, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note: Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“SEC”), including our Annual Report on Form 10-K for the year ended February 28, 2013 (“Fiscal 2013”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in the Form 10-Qs for quarterly periods in Fiscal 2013. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

We are a specialty financial services company, providing purchasing services for life settlements to our client base. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated approximately 150,000 purchaser transactions involving over 6,500 policies totaling over $3.1 billion in face value. We believe our experience, infrastructure, and intellectual capital provide us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the Second Quarters and First Halves of this year and last year:

	Three Months Ended August 31		Six Months Ended August 31,
	2013	2012	2013	2012
Number of settlements	3	3	15	13
Face value of policies	$18,450,000	$16,000,000	$47,384,040	$46,650,000
Average revenue per settlement	$945,748	$1,020,863	$473,406	$677,088
Net revenues derived*	$88,787	$651,570	$971,202	$2,817,728

*      Net revenues derived are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended August 31, 2013 and 2012

We reported a net loss of $1,793,303 for the three months ended August 31, 2013 (the “Second Quarter of this year”), compared to a net loss of $1,849,325 for the three months ended August 31, 2012 (the “Second Quarter of last year”). Revenues net of brokerage fees were down by 86.4%, the result of a decrease in revenues of 7.4% and an increase in brokerage fees of 14.0%. We brokered three life settlement transactions for the Second Quarter of this year as well as the Second Quarter of last year, but the average revenue per settlement decreased by 7.4% from $1,020,863 in the Second Quarter of last year to $945,748 in the Second Quarter of this year. Operating and administrative expenses decreased by 12.8%, which was largely attributable to a 50.4% decrease in legal and professional fees and a 86.6% decrease in settlement costs, offset by an increase in impairment expense from $32,112 in the Second Quarter of last year to $211,596 in the Second Quarter of this year.

Our operating results generally have been adversely affected by two factors. First, we believe the life settlement market declined from a historical high of approximately $7.6 billion in face value transactions in calendar 2009 to an estimated $2.0 billion in calendar 2012. A second contributing factor was the SEC’s filing an enforcement action against us and certain officers in the fourth quarter of fiscal 2012. The action followed publication of news articles criticizing our operations coupled with our disclosure of a pending SEC investigation, both of which occurred in the fourth quarter of fiscal 2011. These developments significantly impacted our operations. The lower revenues and net revenues during the period results from increasing brokerage fees and lower margins on the settlements we transacted.

Revenues: Revenues decreased by $225,344, or 7.4%, from $3,062,587 in the Second Quarter of last year to $2,837,243 in the Second Quarter of this year. Net revenues declined from $651,570 in the Second Quarter of last year compared to $88,787 for the Second Quarter of this year, resulting in an 86.4% decrease in the net revenues derived. Compared to the Second Quarter of last year, we closed the same number of settlements (3) with higher aggregate face values ($18.5 million from $16.0 million). The average revenue per settlement was down ($945,748 from $1,020,863), reflecting higher amounts paid for policies due to a higher level of competition for qualified policies. Net revenues declined during this period due primarily to timing differences related to payment of referral fees and payment of a promotional bonus that ended in August 2013.

Although the general market for life settlements has declined among all industry participants since 2008, the greater impact upon demand for our services appears to have come from the SEC proceeding and the resulting adverse publicity. These developments have especially hurt our licensee network and purchaser base. Our business model is somewhat unique in the industry in that we are the only publicly held life settlement company and the only prominent company with a broad retail base. We have worked with our licensees and clients to restore lost confidence and rebut the charges in the proceeding. We intend to continue devoting resources to rebuilding our client base and increase demand for our services in fiscal 2014. However, restoration of demand approaching levels we recorded in fiscal 2011 may not occur until and unless we are able to resolve the proceeding filed by the SEC, which is scheduled for trial in January 2014.

Brokerage and Referral Fees: Despite the decline in revenues, brokerage and referral fees increased 14% or $337,439 from $2,411,017 in the Second Quarter of last year to $2,748,456 in the Second Quarter of this year. Brokerage and referral fees as a percentage of gross revenue increased from 79% in the Second Quarter of last year to 97% in the Second Quarter of this year. This increase is due primarily to timing differences related to payment of referral fees and payment of a promotional bonus that ended in August 2013. In an effort to strengthen our margins and reduce our cost of sales, we have restructured our model for referral fees, which we expect will increase our margins throughout the remainder of this Fiscal Year. In the Second Quarter of this year and last year, broker referrals accounted for 100% of the total face value of policies transacted. For the Second Quarter of this year and last year, three brokers accounted for more than 10% of the face value of all completed transactions and constituted 100% of the total face value of completed transactions.

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

To counter declining revenues and to stimulate transaction interest, we have implemented licensee-directed promotional programs, which have increased referral fees as a percentage of revenues. We also have reduced our fees on select brokerage transactions to remain competitive in the marketplace. These steps have resulted in higher brokerage and referral fees as a percentage of revenues. The ratio of revenues to fees is further compounded by decreases in our margins, which have narrowed as fees have grown. We believe that we can reduce the amount of referral fees and strengthen our margins while maintaining demand for our life settlements.

Expenses: Operating and administrative expenses decreased by 12.8% or $418,663 from $3,280,500 in the Second Quarter of last year to $2,861,837 in the Second Quarter of this year. The decrease was primarily due to decreases in legal and professional fees, from $834,838 in the Second Quarter of last year to $413,918 in the Second Quarter of this year, along with decreases in settlement costs and premium advances, net, offset by an increase in impairment of investments in policies.

During the Second Quarter of this year and last year, we made premium advances of $1,068,527 and $1,132,644, respectively, and were reimbursed $2,173,131 and $647,544, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and, for business goodwill, we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. Net premium advance expense for the Second Quarter of this year and last year was $118,291 and $242,250, respectively, primarily as a result of a reduction in the amount of discretionary premium advances.

Impairment of investments in policies in the Second Quarter of this year increased to $211,596 as compared to $32,112 in the Second Quarter of last year primarily due to impairment on a policy which previously did not qualify for impairment testing.

Settlement costs decreased 86.6%, or $102,640, from $118,500 in the Second Quarter of last year to $15,860 in the Second Quarter of this year.

Total Other Income and Expense. Total other income decreased 68.1%, or $64,103, from $94,080 in the Second Quarter of last year to $29,977 in the Second Quarter of this year. A decrease in income from investments in policies from $70,808 in the Second Quarter of last year to $4,361 in the Second Quarter of this year was the primary reason for the decrease.

Income Taxes: As a result of our losses in fiscal 2013 and in the current fiscal 2014, we have accrued net operating losses, which can be used to offset future taxable income and generate an income tax benefit. Our income tax benefit increased from $685,525 in the Second Quarter of last year to $949,770 in the Second Quarter of this year.

Comparison of the Six Months Ended August 31, 2013 and 2012

We reported a net loss of $114,125 for the Six Months Ended August 31, 2013 (the “First Half of this year”), compared to a net loss of $812,294 for the Six Months Ended August 31, 2012 (the “First Half of last year”). The reduction in net loss resulted from a 58.2% increase in other income arising from the proceeds from assignments of income stream in the First Half of this year compared to a one-time sale of most of our viatical and life settlement interests held for our own account in the First Half of last year, offsetting the 65.5% decrease in revenues, net of brokerage fees between years. Even though the number of life settlement transactions we brokered increased from 13 to 15, the average revenue per settlement decreased from $677,088 during the First Half of last year to $473,406 during the First Half of this year.

Revenues: Revenues decreased by $1,701,060, or 19.3%, from $8,802,144 in the First Half of last year to $7,101,084 in the First Half of this year. Brokerage fees increased by $145,466 or 2.4%, but grew from 68.0% to 86.3% as a percentage of gross revenues. These factors resulted in a 65.5% decrease in the net revenues derived in the First Half of this year compared to the First Half of last year.

Although the general market for life settlements appears to have reduced among all industry participants from prior years, we have noted an increase in competition for qualified policies during the Second Quarter of this year. We continued to experience a decreased demand for our services due to negative publicity from news articles and the filing of a civil action by the SEC. We believe these articles portrayed us in a false light, and we have devoted substantial resources and the personal time of our senior management to improve licensee relations, develop new clients and work to rebuild confidence in our company. We intend to continue devoting resources to rebuild our client base and increase demand for our services during the remainder of fiscal 2013. However, restoration of demand approaching levels we recorded in fiscal 2011 may not occur until and unless we are able to resolve the civil actions filed by the SEC and other private litigants favorably.

Brokerage and Referral Fees: Brokerage and referral fees increased 2.4% or $145,466 from $5,984,416 in the First Half of last year to $6,129,882 in the First Half of this year. Brokerage and referral fees as a percentage of gross revenue increased from 68.0% in the First Half of last year to 86.3% in the First Half of this year. This increase is due primarily to timing differences related to payment of referral fees and payment of a promotional bonus which ended in August 2013. In an effort to strengthen our margins and reduce our cost of sales, we have made adjustments in our method of calculating referral fees which we expect to increase our margins throughout the remainder of this Fiscal Year. In the First Half of this year, broker referrals accounted for 100% of the total face value of policies transacted, which is unchanged from the First Half of last year. For the First Half of this year, three brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 91% of the total face value of completed transactions. For the First Half of last year, four brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 85% of the total face value of completed transactions. No one licensee or licensee organization accounted for more than 10% of the licensee referral fees expense during the period.

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

Expenses: Total operating and administrative expenses decreased by 8.5% or $608,176 from $7,156,618 in the First Half of last year to $6,548,442 in the First Half of this year. The decrease is primarily due to an 11.1% decrease in legal and professional fees, a 30.2% decrease in net premium advances, and a 92.2% decrease in settlement costs, offset by an 11.8% increase in general and administrative expenses. Legal and professional fees were $1,641,012 and $1,845,919 in the First Half of this year and last year, respectively.

Impairment of owned policies in the First Half of this year was $223,564 compared to $704,030 in the First Half of last year.

During the First Half of this year and last year, we made premium advances of $2,128,663 and $2,122,347, respectively, and were reimbursed $2,519,603 and $1,071,052, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. Net premium advance expense for the First Half of this year and last year was $360,944 and $517,281, respectively, primarily as a result of the increased number of policies exhausting escrow. See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 23.

Settlement costs decreased 92.2% or $182,591 from $198,104 in the First Half of last year to $15,513 in the First Half of this year.

Other Income (Expenses): Total other income increased from $3,440,003 in the First Half of last year to $5,443,006 in the First Half of this year. The primary components in the First Half of this year were the assignments of a future income stream from a life settlement trust, which generated net proceeds of $5,254,500, and distributions from the life settlement trust (before the assignment) of $114,886. We had invested in the life settlement trust, which is recorded at $6,648,478 at August 31, 2013, and retain a reversionary interest in the trust. Until the reversionary interest arises, we will not receive distributions from the trust. See footnote 9 to the Consolidated Condensed Financial Statements. The primary component of other income in the First Half of last year was the receipt of $3,553,278 from the sale of policies held for investment, which was partially offset by a loss of $231,096 in the settlement of a note receivable.

Income Taxes: As a result of our losses in fiscal 2013 and in the current fiscal 2014, we have accrued net operating losses, which can be used to offset future taxable income and generate an income tax benefit. Our income tax benefit declined 76.8% from $86,593 in the First Half of last year to $20,109 in the First Half of this year, due to changes in our provision for current and deferred tax expense (benefit).

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of August 31, 2013, were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$97,298	$54,757	$42,541	$-	$-
Total obligations	$97,298	$54,757	$42,541	$-	$-

Liquidity and Capital Resources

Operating Activities: Net cash flows used by operating activities for the First Half of this year were $5,123,616. Uses of cash flow resulted primarily from a net loss of $114,125, income from assignment of income stream of $5,254,500, and a decrease in accounts payable of $918,004. Cash flows provided by operating activities were from a decrease in income taxes receivable of $274,428, a decrease in net premium advances of $390,940, and an increase in deferred policy monitoring costs of $581,625. Net cash flows used by operating activities for the First Half of last year were $4,208,475. Uses of cash flow resulted primarily from a net loss of $812,294, a gain on the sale of investments in policies of $3,553,278, an increase in net premium advances of $1,051,295, an increase of net income taxes receivable of $3,199,192, a decrease of accrued liabilities of $377,966, and a reduction of deferred policy monitoring costs $81,334. This was offset by a decrease in note receivable of $350,000, a decrease in prepaid expenses of $192,630, and an increase in accounts payable of $234,057.

Investing Activities: Net cash flows provided by investing activities in the First Half of this year were $5,655,653. This amount was primarily due to proceeds of $5,254,500 from the assignment of future income from our life settlement trust investment, proceeds from investments in certificates of deposits of $501,069, proceeds from the life settlements trust of $227,508, and proceeds from sales of investments in policies of $68,626, less $47,695 return of investment in life settlements trust, $250,000 investment in certificate of deposit and $105,678 purchase of investment in policies for investment purposes. In comparison, during the First Half of last year, we generated $9,323,820 from investing activities. This was primarily from the proceeds from sales of investment in policies of $8,994,335, the sale of investment securities of $400,000, proceeds from investment in life settlements trust of $82,309, and maturities of investment in policies of $45,678, less $77,577 for purchases of property and equipment and $120,746 of purchases of policies for investment purposes.

Financing Activities: For the First Half of this year and the First Half of last year, we used $2,797,001 and $3,729,316, respectively, to pay dividends.

Working Capital and Capital Availability: As of August 31, 2013, we had working capital of $10,318,670, which reflects a working capital decrease of $3,101,846 during the last twelve month period, primarily due to operating losses and payment of dividends. Cash and cash equivalents decreased $7,438,102, from $12,748,717 as of August 31, 2012, to $5,310,615 as of August 31, 2013.

The large drop in revenues and revenues net of brokerage fees, the significant legal and professional fees, and large operating losses have eroded the strength of our financial condition. We are managing our cash to get through the SEC suit, which is set for trial in January 2014. We anticipate a favorable resolution, which we believe will enable us to rebuild our operations and restore our financial condition. We have decreased our stock dividends and may make further cuts. In fiscal 2013, we sold most of the policies held in our account for $9.8 million. We presently hold policies carried at $2.2 million. In May 2013, we assigned an interest in some of our future income from our life settlement trust investment for $5,650,000. We are closely monitoring general and administrative expenses. We anticipate receiving a federal income tax refund of approximately $3.1 million within the 2014 fiscal year. The tax refund is due to the carryback of our 2013 fiscal taxable operating loss to the 2011 taxable year. At this point, we believe we have sufficient cash and cash equivalents to support our operations through the fiscal year.

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

To counter the fallout of the SEC action and the private litigation, we are working to rebuild confidence among our licensees and clients and to expand our client base. We continue to invest significantly in programs to develop and strengthen our relationships with new and inactive licensees. We have increased our communication with our client base, emphasizing the inherent benefits of life settlements as an asset class and the particular advantages of our settlements, which have no annual management fees and do not cap investor returns as do many of the settlements offered in the industry. We believe we are making progress in restoring the confidence and interest of our clients. Our clients have experienced over $36 million in payouts from transactions during this calendar year. With these positive developments, our operating results for the Second Quarter of this year are disappointing.

This fiscal quarter’s drop in revenues and more particularly the drop in our margins must be reversed so that we can continue to rebuild our business reputation and defend ourselves in the SEC suit and other related litigation. We believe we must generate approximately $40 million in annual revenues to cash flow our operations and we are working toward that end.

The SEC suit and other litigation have been highly damaging to our business, and we do not anticipate a substantial recovery in our revenues and net income, at least while the SEC suit continues. In the meantime, we are managing our cash to get through the SEC suit, which is set for trial in January 2014. We have decreased our cash dividends and may make further cuts and could eliminate the dividends. We have sold the majority of our portfolio of investments in policies. We recently monetized a portion of our investment in a life settlements trust to generate additional cash. Until we can realize improved operating results, we shall rely on our working capital position. We believe we have sufficient cash and cash equivalents to support our operations through the fiscal year. To further support our working capital, we are considering other possible asset dispositions, borrowings and equity sales.

Critical Accounting Estimates, Assumptions and Policies

See “Critical Accounting Estimates, Assumptions and Policies” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, filed with the SEC and incorporated by reference herein.  There were no changes to our critical accounting policies during the Second Quarter of this year.

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

Changes in Internal Control over Financial Reporting. With the participation of our Chief Executive Officer and our Chief Accounting Officer, we have concluded that there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2013).

Part II – other information

Item 1. Legal Proceedings

We are aware of certain instances wherein the insurance companies denied payment on policies in which we arranged the settlement with purchasers. Most of these denials are related to unforeseeable reduction in face value. Face value of the policies in question total $108,814 and are recorded in accrued settlement expense at February 28, 2013, and August 31, 2013. During fiscal 2013 and during the First Half of this year, we accrued no additional amounts for future claims that might arise in relation to these policies. During fiscal 2013, we paid $10,950 of settlements, which had been accrued in previous periods.

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

In issuing its order, the Nevada Federal District Court found there was no genuine issue of material fact a Texas state court entered a prior final judgment on the merits in the action between Plaintiffs and LPI; the Federal case is based on the same claims that were or could have been raised in the Texas state court action; and The Plaintiffs’ claims in the Federal case are barred under claim preclusion.

Based on these findings, the Federal court ordered that judgment is entered in favor of Life Partners Inc. and against Plaintiffs.

On July 9, 2013, the Federal court issued an order denying class certification in the case styled Sean Turnbow et al. v. Life Partners, Inc. et al., Case No. 3:11-CV-1030-M, United States District Court for the Northern District of Texas, Dallas Division. The parties filed a joint status report on July 30, 2013 informing the Court that Plaintiffs declined to file an interlocutory appeal and are determining how or if to proceed with the case. There have been no further actions or filings in this case since July 30, 2013.

On September 12, 2013, the Fifth District Court of Appeals, Dallas, Texas, issued a ruling in Arnold v. Life Partners, Inc., 5th Dist. Texas Ct. of App., No. 05-12-00092-CV that the life settlements transacted through LPI are securities under Texas law, reversing a prior Texas District Court ruling in favor of LPI. This decision conflicts with two prior appellate court cases in which LPI had prevailed and in which the Courts had held that the life settlements were not securities. In 1996, the Federal Circuit Court for the District of Columbia had ruled in SEC v. Life Partners, Inc. that the settlements were not securities under federal law. Further, in 2004, the Waco Court of Appeals held, in Griffitts v. Life Partners, Inc., that the settlements were not securities under Texas law. Notably, LPI is based in Waco Texas. While the Griffitts decision is a final judgment, the recent Dallas Court of Appeals decision is not.

We strongly disagree with the court’s analysis and conclusions and note that the decision conflicts with the above-referenced cases as well as a Travis County, Texas District Court case, in each of which LPI had prevailed and in which the courts had held that the life settlements were not securities. We will appeal the decision as we remain confident in our legal position. Should the decision ever become final, it would result in a material adverse effect on our operations and require substantial changes in our business model.

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

See “Risk Factors” in our 2013 Annual Report for a detailed discussion of the risk factors affecting us. We are updating these risk factors with the following.

The possible treatment of life settlements as securities could disrupt our business model, which currently relies on our life settlement transactions not being securities.

Our business model relies on retail sales of policies to financially sophisticated, high net worth individuals through a network of licensees. We generally do not treat these sales as securities transactions under Federal securities laws in reliance on a 1996 Federal District of Columbia Circuit case dealing specifically with our settlement transactions, which held that our settlement transactions were not securities under Federal law. Under state securities laws, we generally rely on various exceptions or registration exemptions that enable our settlement transactions in those states.

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

Our model could also be disrupted by the further application of state securities registration requirements, especially in those states in which we have significant purchaser demand. In Arnold v. Life Partners, Inc. (discussed in Item 1. Legal Proceedings above), a Texas Court of Appeals ruled that the life settlements transacted through LPI are securities under Texas law, reversing a prior Texas District Court ruling in favor of LPI. This decision conflicts with the previously referenced 1996 Federal District of Columbia Circuit case as well as decisions in the Waco, Texas Court of Appeals and the Texas District Court, Travis County, in each of which LPI had prevailed and in which the courts had held that the life settlements were not securities. While we will appeal the decision and are confident in our legal position, if the decision were to become final, it would result in a material adverse effect on our operations and would require substantial changes in our business model.

A change under Federal 2012 JOBS Act, which became effective in September 2013, permits the general solicitation of accredited investors expands Federal and state exemptions from registration. This expansion works with our business model in many ways and greatly reduces the risks posed by securities registration. Use of this expanded exemption would require, however, changes in our licensee network, upon which we rely to originate purchasers. The expanded exemption cannot be used by persons who have been convicted of, or are subject to court or administrative sanctions for, securities fraud or other violations of financial regulatory laws. While this restriction would not presently affect us, an adverse outcome in the SEC proceeding could apply this prohibition and prevent our use of the expanded exemption.

The SEC enforcement proceeding has profoundly affected our operations and caused substantial losses, which has adversely affected our working capital and liquidity. We cannot recover unless the proceeding is favorably and timely resolved.

The SEC enforcement proceeding has profoundly affected our operations, which we believe will not recover until and unless the proceeding is favorably resolved in a timely manner. It is presently set for trial in January 2014. While we believe we will prevail at trial, and a favorable resolution is essential to our financial recovery, the timing of the resolution is important too. As of August 31, 2013, we had cash and cash equivalents of $5.3 million, with current liabilities of $2.5 million, and working capital of $10.3 million. We believe we have sufficient currently available working capital to fund our current operations through at least fiscal 2014, but our current working capital is not sufficient to fund operations through fiscal 2015. Our recurring operations are not currently generating sufficient cash to support operations. To supplement recurring operations, we have sold most of the settlements we held for investment and have monetized an income stream that we held in a life settlement trust. While we believe we could further support our working capital through other possible asset dispositions, borrowings or equity sales, our opportunities for generating significant cash apart from continuing operations are narrowing. To rebuild our continuing operations and restore a level of cash flow that will support operations, we believe that a favorable resolution of the SEC proceeding needs to occur in the first quarter of fiscal 2014.

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

Date:    October 15, 2013

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

By: /s/ Colette Pieper
Colette Pieper
Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certification of CEO	30

31.2	Rule 13a-14(a) Certification of CFO	31

32.1	Section 1350 Certification	32

