Form 10-Q
period 2013-11-30
LIFE PARTNERS HOLDINGS INC
filed 2014-01-14
CIK 49534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: November 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, $.01 par value, outstanding as of January 4, 2014: 18,647,468 (18,750,000 issued less 102,532 treasury shares)

LIFE PARTNERS HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – November 30, 2013 (Unaudited) and February 28, 2013	3-4

	Consolidated Condensed Statements of Operations - For the Three and Nine Months Ended November 30, 2013 and 2012 (Unaudited)	5

	Consolidated Condensed Statements of Cash Flows - For the Nine Months Ended November 30, 2013 and 2012 (Unaudited)	6

	Notes to Consolidated Condensed Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

Exhibit Index		30

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 30, 2013 (Unaudited) AND FEBRUARY 28, 2013

ASSETS
	Nov. 30,	Feb. 28,
	2013	2013
CURRENT ASSETS:

Cash and cash equivalents	$3,957,670	$7,575,579
Certificates of deposit	351,385	602,316
Accounts receivable – trade	236,970	78,757
Accounts receivable – other	21,408	13,571
Note receivable	8,912	10,000
Income tax overpayment	3,410,795	3,457,093
Deferred income taxes	1,707,612	1,444,709
Investment in policies	2,210,487	2,329,005
Prepaid expenses	271,136	227,753

Total current assets	12,176,375	15,738,783

PROPERTY AND EQUIPMENT:

Land and building	2,316,202	2,316,202
Proprietary software	554,211	554,211
Furniture, fixtures and equipment	1,565,986	1,564,135
Transportation equipment	9,800	9,800

	4,446,199	4,444,348

Accumulated depreciation	(2,473,573)	(2,323,506)

Net property and equipment	1,972,626	2,120,842

OTHER ASSETS:

Premium advances, net of reserve of $4,515,406 and $4,315,633, respectively	7,599,467	9,297,054
Investment in life settlements trust	6,648,478	6,713,405
Artifacts and other	837,850	834,700
Deferred tax assets	1,665,497	1,377,190

Total other assets	16,751,292	18,222,349

Total assets	$30,900,293	$36,081,974

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 30, 2013 (Unaudited) AND FEBRUARY 28, 2013

LIABILITIES AND SHAREHOLDERS' EQUITY

	Nov. 30,	Feb. 28,
	2013	2013
CURRENT LIABILITIES:

Accounts payable	$609,144	$1,591,395
Accrued liabilities	333,271	371,426
Dividends payable	936,746	1,869,195
Accrued settlement expense	45,499	74,122
Current deferred policy monitoring costs	548,427	451,482

Total current liabilities	2,473,087	4,357,620

LONG-TERM LIABILITIES:

Long-term portion of deferred policy monitoring costs	3,438,288	2,833,989
Income taxes payable	16,819	68,255

Total long-term liabilities	3,455,107	2,902,244

Total liabilities	5,928,194	7,259,864

SHAREHOLDERS' EQUITY:

Common stock, $.01 par value 18,750,000 shares authorized and issued; 18,647,468 shares outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	13,746,609	17,596,620
Less: treasury stock – 102,532 shares as of November 30, and February 28, 2013	(385,064)	(385,064)

Total shareholders' equity	24,972,099	28,822,110

Total liabilities and shareholders' equity	$30,900,293	$36,081,974

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012
(Unaudited)

	Three Months		Nine Months
	Ended Nov. 30,		Ended Nov. 30,
	2013	2012	2013	2012
REVENUES	$4,485,284	$4,776,403	$11,586,368	$13,578,547

BROKERAGE FEES	2,907,918	3,154,086	9,037,800	9,138,502

REVENUES, NET OF BROKERAGE FEES	1,577,366	1,622,317	2,548,568	4,440,045

OPERATING AND ADMINISTRATIVE EXPENSES:

General and administrative	2,038,832	2,006,923	6,248,261	5,771,887
Legal and professional expense	594,098	1,125,739	2,235,110	2,971,658
Impairment of investments in policies	59,266	10,836	282,830	714,866
Premium advances, net	266,578	526,241	627,522	1,043,522
Settlement costs (recoveries)	20,809	(354,997)	36,322	(156,893)
Depreciation	52,602	105,133	150,582	231,453

Total operating and administrative expenses	3,032,185	3,419,875	9,580,627	10,576,493

LOSS FROM OPERATIONS	(1,454,819)	(1,797,558)	(7,032,059)	(6,136,448)

OTHER INCOME (EXPENSE):

Income from assignment of income stream	-	-	5,254,500	-
Interest and other income	24,638	71,652	78,980	156,685
Earnings from life settlement trust	-	425,589	114,886	458,377
Income from investment in policies	7,256	160,695	26,534	3,713,973
Loss on settlement of note receivable	-	-	-	(231,096)

Total other income	31,894	657,936	5,474,900	4,097,939

LOSS BEFORE INCOME TAXES	(1,422,925)	(1,139,622)	(1,557,159)	(2,038,509)

Total income tax benefit	(484,159)	(385,973)	(504,268)	(472,566)

NET LOSS	$(938,766)	$(753,649)	$(1,052,891)	$(1,565,943)

LOSS: per share – basic and diluted	$(0.05)	$(0.04)	$(0.06)	$(0.08)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: basic and diluted	18,647,468	18,647,468	18,647,468	18,647,468

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012
(Unaudited)

	Nine Months Ended Nov. 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,052,891)	$(1,565,943)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	150,582	231,453
Impairment of investments in policies	282,830	714,866
Earnings from investment in life settlements trust	(114,886)	(458,377)
Increase in allowance for premium advances	199,774	401,250
Income from investments in policies	(26,534)	(3,713,973)
Loss on settlement of note receivable	-	231,096
Income from assignment of income stream	(5,254,500)	-
Deferred income taxes	(551,210)	2,852,147
(Increase) decrease in operating assets:
Accounts receivable	(166,050)	93,109
Note receivable	1,088	350,000
Income taxes receivable (payable)	(5,138)	(1,214,683)
Prepaid expenses	(43,383)	249,425
Premium advances, net	1,497,813	(2,066,272)
Increase (decrease) in operating liabilities:
Accounts payable	(982,251)	1,482,256
Accrued liabilities	(38,155)	(333,714)
Accrued settlement expense	(28,623)	(319,170)
Deferred policy monitoring costs	701,244	(83,185)
Net cash used in operating activities	(5,430,290)	(3,149,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(250,000)	(238)
Proceeds from certificate of deposit	500,931	-
Proceeds from sales of marketable securities	-	400,000
Investment in deposits	(3,150)	-
Purchases of property and equipment	(2,366)	(77,578)
Proceeds from life settlements trust	227,508	691,682
Proceeds from assignment of income stream	5,254,500	-
Proceeds from sales of investments in policies	68,626	9,534,236
Investment in life settlements trust	(47,695)	(609,371)
Maturities of investments in policies	8,419	52,034
Purchase of policies for investment purposes	(214,823)	(220,494)
Net cash provided by investing activities	5,541,950	9,770,271

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,729,569)	(5,598,989)
Net cash used in financing activities	(3,729,569)	(5,598,989)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,617,909)	1,021,567
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,575,579	11,362,688
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,957,670	$12,384,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$75	$-
Income taxes paid	$54,319	$366,620

See accompanying notes to Consolidated Condensed Financial Statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

November 30, 2013

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

Property and Equipment.  Our property and equipment are depreciated over their estimated useful lives using the straight-line method.  Depreciation expenses for the nine months ended November 30, 2013 and 2012 (the “First Nine Months of this year” and “First Nine Months of last year”, respectively) were $150,582 and $231,453, respectively. The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other.  The artifacts and other assets are stated at cost.  We have evaluated these assets, obtained a recent appraisal, and believe there is no impairment in their value as of November 30, 2013, and February 28, 2013.

Impairment of Long-Lived Assets.  We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.  We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired.  During the First Nine Months of this year and last year, we recorded impairment expense of $282,830 and $714,866, respectively.

Revenue Recognition.  We recognize income at the time a settlement closes and we defer revenue to cover minor policy monitoring services provided after the settlement date and amortize this amount over the anticipated life expectancy of the insureds. This amount is shown as Deferred Policy Monitoring Costs within current and long-term liabilities on the consolidated balance sheets.

Brokerage Fees.  This line item in the consolidated statement of operations covers costs of sales, which includes compensation paid to life settlement brokers for referrals of policy sellers, compensation paid to licensees for referrals of client purchasers, and medical review and related costs.

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

Concentrations of Credit Risk and Major Customers.  Regarding compensation paid to licensees for referrals of client purchasers, during the three months ended November 30, 2013 (the “Third Quarter of this year”), there were two licensees whose compensation represented more than 10% of brokerage fees.  For the three months ended November 30, 2012 (the “Third Quarter of last year”), no single licensee accounted for more than 10% of brokerage fees paid during the period.  During the First Nine Months of this year, there was one licensee whose compensation was more than 10% of the brokerage fees.  During the First Nine Months of last year, there was no compensation to any single licensee or licensee organization that represented more than 10% of total brokerage fees.  Regarding compensation paid to life settlement brokers for referrals of policy sellers, during the Third Quarter of this year, two brokers accounted for more than 10% of the face value of all completed transactions, and constituted 78% of the total face value of completed transactions.  For the First Nine Months of this year, four brokers, who each accounted for more than 10% of the face value of all completed transactions, constituted 87% of the total face value of completed transactions. For the Third Quarter of last year, three brokers accounted for more than 10% of the face value of all completed transactions, and constituted 57% of the total face value of completed transactions.  For the First Nine Months of last year, three brokers, who each accounted for more than 10% of the face value of all completed transactions, constituted 52% of the total face value of completed transactions.

(3) CASH AND CASH EQUIVALENTS

For purposes of the balance sheets and statements of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents.  Since January 1, 2013, the Federal Deposit Insurance Corporation (“FDIC”) has insured interest-bearing and non-interest-bearing accounts only up to $250,000, and accounts with greater balances are at risk to the extent that their balances exceed FDIC coverage.  Money market investments generally do not have FDIC protection.  The only material exposure we have is with our operating checking account, the balance of which is generally in excess of $250,000. We believe the risk of loss is mitigated by the fact that our account is with one of the nation’s largest national banks.

(4) CERTIFICATES OF DEPOSIT

Two certificates of deposit with original maturities of greater than three months, but less than a year, were held in separate banking institutions at February 28, 2013.  One of these certificates of deposit matured in August 2013.  It was replaced by a new certificate of deposit at this same banking institution and it has an original maturity of greater than three months, but less than a year.  A second certificate of deposit with an original maturity of greater than three months, but less than a year was held in a separate banking institution at November 30, 2013.

(5) ACCOUNTS RECEIVABLE – TRADE

The amounts of $236,970 and $78,757 shown on the consolidated balance sheets at November 30, 2013 and February 28, 2013, termed Accounts Receivable – Trade reflect non-interest bearing advances to facilitate settlement transaction.  We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds.  Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment.

(6) NOTE RECEIVABLE

The amounts of $8,912 and $10,000 shown on the consolidated balance sheets at November 30, 2013, and February 28, 2013, termed Note Receivable, represents a note from a non-related person dated January 28, 2013, due April 28, 2013, at 5% annual interest.  The note is currently past due and unpaid, with the exception of one partial payment made through collection efforts. We continue to try to collect on this note. In the First Nine Months of last year, we settled a judgment on a note for $350,000 resulting in a loss of $231,096. The loss is shown on the consolidated statement of operations for the period.

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 28, 2013	$13,612,687
Advances	2,997,833
Reimbursements and adjustments	(4,495,647)
Total premium advance balance at November 30, 2013	12,114,873
Allowance for doubtful accounts	(4,515,406)
Net premium advance balance at November 30, 2013	$7,599,467

(8) INVESTMENTS IN POLICIES

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

The table below describes the Investments in Policies account at November 30, 2013.

Policies with Remaining Life Expectancy (in years)	Number of Contracts	Carrying Value	Face Value
0-1	1	$3,506	$18,182
1-2	8	249,996	359,024
2-3	1	11,287	103,345
3-4	5	278,553	610,962
4-5	5	1,078,537	2,048,275
Thereafter	175	588,608	3,526,754
Total	195	$2,210,487	$6,666,542

We evaluate the carrying value of our investments in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return.  We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any.  Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value.  We recorded $282,830 and $714,866 of impairment for the First Nine Months of this year and the First Nine Months of last year, respectively.  The fair values of the impaired policies at November 30, 2013, and February 28, 2013, were $375,992 and $46,110, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of November 30, 2013, are as follows.

Year 1	$180,723
Year 2	268,763
Year 3	326,130
Year 4	290,037
Year 5	262,482
Thereafter	1,948,941
Total estimated premiums	$3,277,076

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

At November 30, 2013, we held Investments in Policies of $2,210,487, net of impairment, which is classified as a current asset, as we anticipate selling the policy interests within the next twelve months.

(9) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in Life Assets Trust, S.A., an unaffiliated Luxembourg joint stock company (the “Trust”) created for the acquisition of life settlements.  As of November 30, 2013, and February 28, 2013, we owned 19.9% of the trust, carried at $6.6 million and $6.7 million, respectively, and accounted for on the equity method of accounting.  At November 30, 2013, we believe the Trust owned a portfolio of 231 life insurance settlements with a face value of $613.2 million, of which LPI supplied settlements with a face value of approximately $278 million.  We anticipate the policies will mature over the next few years, although we cannot determine the exact time of the policy maturities and the distribution of the underlying assets.  We have considered any potential impairment to the investment and believe no impairment to the investment value is warranted.

On May 24, 2013, we entered into Assignments of Right to Receive Future Payments (the “Assignments”) with four unaffiliated, accredited investors (the “Assignees”), in which we assigned to the Assignees the right to receive amounts otherwise payable to us from our investment in the Trust.  In exchange for the right, the Assignees paid us $5,650,000.  We retain a reversionary interest in the assigned economic rights in the Trust, which is triggered when the Assignees receive cumulative payments of $9,411,667 assuming the payments have provided an annually compounded rate of return of 12% or more on amounts invested.  If the Assignees have not received the required return, they will continue to receive payments until they receive the 12% return on their invested amount.  The Assignments provide that payments from the Trust are deposited with an escrow agent, which remits the payments to the Assignees. The Assignees are each private investors, who have purchased life settlements from us previously.  Apart from these purchases, they have no affiliation with us or our directors or officers. A referral fee of $395,500 was paid to an unaffiliated individual in connection with the Assignments.

Before the Assignments, the Trust distributed to us $227,508 and $691,682 in the First Nine Months of this year and the First Nine Months of last year respectively. Since the Assignments, the Trust has made no distributions.  Because of the Assignments, we do not anticipate distributions from the Trust for several years.

In funding the portfolio acquisition, the Trust borrowed from a German bank and secured the borrowings with the portfolio assets.  The balance of the bank loan is approximately $225 million and the loan is in default.  The bank is in negotiations with the Trust and certain affiliated third parties to resolve the default.  We are not directly involved in the negotiations, yet we are aware that a resolution of the default could result in the loss of some or all of the equity in the Trust.  The loss would cause a write-down of our investment. While we believe no basis for claims exist, given the proximity of the Assignments to the default, we could face claims from the Assignees if resolution of the default terminated future distributions to them.

(10) INCOME TAXES

Total income tax expense was allocated for the First Nine Months of this year and last year as follows:

	Nine Months Ended Nov. 30,
	2013	2012
Income tax (benefit) expense	$(504,268)	$(472,566)

Income tax benefit was made up of the following components:

	Nine Months Ended Nov. 30,
	2013	2012
Current income tax expense (benefit)	$46,942	$(3,324,713)
Deferred tax expense (benefit)	(551,210)	2,852,147
Total income tax (benefit)	$(504,268)	$(472,566)

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the First Nine Months of this year and last year as a result of the following:

	Nine Months Ended Nov. 30,
	2013	2012
United States statutory rate	35.0%	35.0%
State income taxes	(0.4)%	(1.9)%
Permanent differences	(2.3)%	(9.9)%
Combined effective tax rate	32.3%	23.2%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Nov. 30, 2013	Feb. 28, 2013
Deferred tax assets:
Impairment of investment in policies	$383,503	$305,251
Premium advances allowance	1,580,393	1,510,472
Deferred policy monitoring costs	1,390,079	1,128,832
Investment in securities	672,115	672,115
Charitable contributions	331,951	283,730
Contingency costs	15,924	25,942
Compensated absences	33,772	26,066
State taxes	5,886	23,889
	4,413,623	3,976,297
Valuation allowance	(643,403)	(643,403)
Net deferred tax assets	3,770,220	3,332,894
Deferred tax liabilities:
Settlement costs	(46,169)	(53,867)
Depreciation	(74,035)	(90,327)
Prepaid expenses	(70,000)	(43,750)
Unrealized revenues and brokerage fees	(193,567)	(309,711)
Loss in investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(397,111)	(510,995)
Total deferred tax asset, net	$3,373,109	$2,821,899
Summary of deferred tax assets:
Current	$1,707,612	$1,444,709
Non-current	1,665,497	1,377,190
Total deferred tax asset, net	$3,373,109	$2,821,899

Income Tax Overpayment.  As a result of our operating losses for fiscal 2013 and the current fiscal 2014, we recorded an income tax receivable for overpayment of Federal income taxes in prior years.  As of November 30, 2013, and February 28, 2013, we had recorded $3,410,795 and $3,457,093, respectively, as the current income tax overpayment resulting from prior year operating losses offset by any state tax liabilities due.  We received a Federal income tax refund of $3,507,242 in the Fourth Quarter of this year resulting from the operating loss for fiscal 2013.

Valuation Allowance.  At February 28, 2012, we had a valuation allowance of $643,403 for capital losses resulting from other-than-temporary impairments.  This amount represents capital losses that we were not able to deduct until we had corresponding capital gains to apply the losses against.  We made no changes to the valuation allowance during the First Nine Months of this year.

Accounting for Uncertainty in Income Taxes. Under the FASB’s ASC 740, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax Examination.  The Internal Revenue Service is currently examining our Federal income tax returns for fiscal years 2010 and 2012 and our Form 1042 for calendar year 2010.  We currently believe that our tax positions taken in these returns will be sustained and the benefits recognized in all material respects.  With few exceptions, we are no longer subject to Federal, state or local examinations by tax authorities for fiscal years 2009 and earlier.

(11) LOSS PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND SHARE BASED AWARDS

Loss for the Third Quarter of this year and last year was $938,766 and $753,649, respectively.  Loss for the First Nine Months of this year and last year was $1,052,891 and $1,565,943, respectively.  Basic and diluted losses per share for net loss for the Third Quarter of this year and last year, net of tax, were $(0.05) and $(0.04), respectively.  Basic and diluted losses per share for net loss for the First Nine Months of this year and last year, net of tax, were $(0.06) and $(0.08), respectively.

Dividends.  We declared and paid dividends in the amounts as set forth in the following table for the First Nine Months of last year and this year :

Date Declared	Date Paid	Dividend Amount
02/27/12	03/15/12	$0.10
05/23/12	06/15/12	$0.10
08/08/12	09/26/12	$0.10
02/25/13	03/15/13	$0.10
06/04/13	06/17/13	$0.05
09/06/13	09/20/13	$0.05

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

The term inputs refers to the assumptions that market participants use in pricing the asset or liability.  ASC 820 distinguishes between observable inputs and unobservable inputs.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources.  Unobservable inputs reflect an entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.  ASC 820 indicates that valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques and creates the following three broad levels, with Level 1 being the highest priority:

⋅      Level 1 inputs: Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date (e.g., equity securities traded on the New York Stock Exchange).

⋅      Level 2 inputs: Level 2 inputs are from other-than-quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted market prices of similar assets or liabilities in active markets, or quoted market prices for identical or similar assets or liabilities in markets that are not active).

⋅      Level 3 inputs: Level 3 inputs are unobservable (e.g., a company’s own data) and should be used to measure fair value to the extent that observable inputs are not available.

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

The carrying value of our investments in policies totaled $2,210,487, which includes $524,113 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $1,248,098.  Fair value of the investments in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio.  The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates.  The investments in policies are discussed more fully in Note 8.  A progression of the Level 3 inputs is shown in the table below:

Balance at February 28, 2013	$1,184,346
Purchases of policies	(6,832)
Maturities of policies	(3,897)
Sales of policies	(24,686)
Change in valuation	99,167
Estimated Fair Value at November 30, 2013	$1,248,098

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

In connection with the promotion of licensee relations and other company business, we periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F).  In the First Nine Months of this year and last year, we reimbursed costs of $ 711,055 and $524,984, respectively, for such use.  We believe the reimbursed cost is well below the fair rental value for such use.  We have also periodically used a motoryacht owned by a company related to the Pardo Family Trust and paid for all the direct costs of our use. We believe the reimbursed cost was well below the fair rental value for such use.   In the First Nine Months of last year, we reimbursed costs of $29,015 for use of the motoryacht.  This yacht was sold in the Fourth Quarter of last year, so we have had no reimbursed costs in the First Nine Months of this year.  As of February 28, 2013 and November 30, 2013, we had an account payable due to Mr. Pardo of $125,876 and $180,129, respectively, which arose from the aircraft use.

In the Third Quarter of this year, we resold a series of foreclosed life settlements policies where the owners had defaulted on their premium payments as required.   A portion of these policies were resold to Paget Holdings Limited, resulting in $50,697 of recovered premiums and $467,833 of fee income to us.  Fees paid in secondary market transactions are a percentage of the face value of the life settlements.  Paget Holdings Limited paid us the same percentage of face value on life policies that third party purchasers paid to us in other secondary market transactions during the Third Quarter, which we believe to be fair to us.  Paget Holdings Limited is affiliated with Pardo Family Trust, of which Deborah Carr, our Vice President of Administration, is the beneficiary.  Deborah Carr is the daughter of Brian Pardo, our Chairman and CEO.

(14) CONTINGENCIES

We are aware of certain instances in which the insurance companies denied payment on policies in which we arranged the settlement with purchasers.  Most of these denials are related to unforeseeable reduction in face value.  Face value of the policies in question total $76,973 and the recorded exposure in accrued settlement expense at November 30, 2013 is $45,499.  During the First Nine Months of this year, we accrued no additional amounts for future claims that might arise in relation to these policies and paid $10,950 of settlements, which had been accrued in previous periods.

The court in SEC v. Life Partners Holdings, Inc. et al., Case No. 1-12-CV-00033-JRN, United States District Court for the Western District of Texas, Austin Division, has ruled on certain pending preliminary motions.  The defendants and the SEC each filed motions for partial summary judgment, which the court denied on November 19, 2013 and December 3, 2013, respectively.  In denying defendants’ motion for partial summary judgment, the court held that the life settlements facilitated by Life Partners, Inc. were securities under Federal law, despite the fact that (i) Life Partners, Inc. is not a defendant in the case, (ii) the SEC did not allege or argue that the life settlements were securities, and (iii) the offer and sale of our stock is not at issue in the case.  The defendants filed a motion for reconsideration of this issue on November 21, 2013, which the court denied on December 3, 2013.  The jury trial is scheduled to begin on January 27, 2014.

Except as described above, there have been no material contingencies during the current quarter.  During the current quarter, there have been no material developments for legal proceedings apart from those legal proceedings that are disclosed in Part II, Item 1, of this Quarterly Report or were disclosed in our Quarterly Reports for the First and Second Quarters of this year (collectively, the “2014 Quarterly Reports”), and in our Annual Report on Form 10-K for the year ended February 28, 2013 (the “2013 Annual Report”).  For a full disclosure of legal proceedings, please reference our 2014 Quarterly Reports and 2013 Annual Report.

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

We have elected to advance premiums on certain older polices on which the initial premium payment reserves have been fully utilized.  In the typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums.  In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies.  While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances or repurchased the policies as an accommodation to certain purchasers, upon our desire to preserve business goodwill, and based on our assumptions that we will ultimately recoup the advances or investment.  While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies.  We record an allowance against the premium advances at the time of the advance and treat reimbursements as a reduction of the allowance.  We are unable to estimate the amount of any future advances we may elect to make or the timing of the amount of reimbursements we are likely to receive.  Since advances precede reimbursements, we expect the amount of advances will exceed reimbursements as our purchaser base increases.  During the First Nine Months of this year and last, we advanced premiums totaling $2,997,833 and $4,155,699, respectively, and received repayments of advances of $4,495,647 and $2,092,893, respectively.

(15) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements.  The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year.  The contribution expenses for our matching contributions to the 401(k) plan for the First Nine Months of this year and last year were $56,971 and $59,136, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note:  Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“SEC”), including our 2014 Quarterly Reports for the First and Second Quarters of this year and our 2013 Annual Report, particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

The Market for Life Settlements.  LPI was incorporated in 1991 and has conducted business under the registered service mark “Life Partners” since 1992.  Our operating revenues are derived from fees for facilitating life settlement transactions in the primary and secondary markets.  In the primary market, life settlement transactions involve the sale of an existing life insurance policy to another party.  By selling the policy, the policyholder receives an immediate cash payment.  The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the insured dies.  We also realize revenues in the resale of life settlements, which we refer to as secondary transactions.  These occur when a life settlements purchaser sells the policy to another purchaser or abandons the policy, which is then resold to another purchaser.

We are a specialty financial services company, providing purchasing services for life settlements to our client base.  We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers.  To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls.  Since our inception, we have facilitated over 151,000 purchaser transactions involving over 6,500 policies totaling over $3.2 billion in face value.  We believe our experience, infrastructure, and intellectual capital provide us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the Third Quarter and First Nine Months of this year and last year:

	Three Months Ended Nov. 30,		Nine Months Ended Nov. 30,
	2013	2012	2013	2012
Number of settlements	6	12	21	25
Face value of policies	$17,392,581	$30,508,150	$64,776,621	$77,158,150
Avg. revenue per settlement	$747,547	$398,034	$551,732	$543,142
Net revenues derived*	$1,577,366	$1,622,317	$2,548,568	$4,440,045
__________________

*     Net revenues derived are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended November 30, 2013 and 2012

We reported a net loss of $938,766 for the three months ended November 30, 2013 (the “Third Quarter of this year”), compared to a net loss of $753,649 for the three months ended November 30, 2012 (the “Third Quarter of last year”).  This 24.6% increase in net loss was the result of significantly lower Other Income offset by a 11.3% reduction in total Operating and Administrative Expenses.  During the Third Quarter of last year, we recorded $657,936 of Other Income, primarily from $425,489 in distributions from the life settlement trust and $160,695 from income from investment in policies.  Net revenues were basically unchanged between the Third Quarter of this year and last year. The number of life settlement transactions we brokered decreased from 12 to 6, while the average revenue per settlement increased by 87%, from $398,034 in the Third Quarter of last year to $747,547 in the Third Quarter of this year.  The increase in average revenue per settlement during the quarter is due primarily to fee revenue from facilitating the secondary transfer of policy interests.

Revenues: Revenue decreased by $291,119, or 6%, from $4,776,403 in the Third Quarter of last year to $4,485,284 in the Third Quarter of this year.  Revenues from primary transactions were $1,691,872 for the Third Quarter of this year compared to $4,208,832 for the Third Quarter of last year.  The drop in primary-sourced revenues was largely offset by commissions and fees from secondary transactions, which increased $2,225,843 from $567,569 in the Third Quarter of last year to $2,793,412 in the Third Quarter of this year.  This year’s increase included fee income from resales of abandoned interests of $1,123,282, which was not in place in the Third Quarter of last year.

Although the general market for life settlements has declined among all industry participants since 2008, the greater impact upon demand for our services in the primary market appears to have come from the SEC proceeding and the resulting adverse publicity. These developments have especially hurt our licensee network and purchaser base. Our business model is somewhat unique in the industry in that we are one of very few publicly held life settlement companies and the only prominent company with a broad retail base. We have replaced some of our revenue stream from the drop in primary market transactions with fee income for facilitating secondary market transactions.  These transactions can occur through privately negotiated transactions that we facilitate, through web portals, such as Life Settlement Exchange, or through the resale of abandoned settlements.  Settlements are subject to abandonment to us when the owner ceases to pay the policy premiums after notice of default and we assume the payment obligation.  We have worked with our licensees and clients to restore lost confidence and rebut the charges in the SEC proceeding.  We intend to continue devoting resources to rebuilding our client base and increase demand for our services in fiscal 2014.  However, restoration of demand approaching levels we recorded in fiscal 2011 may not occur until and unless we are able to resolve the proceeding filed by the SEC, which is scheduled for jury trial beginning January 27, 2014, as well as other pending private litigation.

Brokerage and Referral Fees: Brokerage and referral fees decreased 8% or $246,168 from $3,154,086 in the Third Quarter of last year to $2,907,918 in the Third Quarter of this year.  Brokerage and referral fees as a percentage of gross revenue decreased from 66% in the Third Quarter of last year to 65% in the Third Quarter of this year.  Brokerage and referral fees in primary and secondary transactions were $1,208,767 and $1,699,151, respectively, in the Third Quarter of this year compared to $2,680,368 and $473,718, respectively, in the Third Quarter of last year.  Fees as a percentage of gross revenues for the Third Quarter of this year returned to more normal levels after having jumped to 97% of gross revenues in the Second Quarter of this year.  The Second Quarter spike was due primarily to timing differences related to payment of referral fees and payment of promotional bonuses, which ended in August 2013.

In the Third Quarter of this year, broker referrals accounted for 93% of the total face value of policies transacted, compared to 67% in the Third Quarter of last year.  For the Third Quarter of this year, two brokers who accounted for more than 10% of the face value of all completed transactions, constituted 78% of the total face value of completed transactions.  For the Third Quarter of last year, three brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 57% of the total face value of completed transactions. No one licensee or licensee organization accounted for more than 10% of the licensee referral fees expense.

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

Expenses: Operating and administrative expenses decreased by 11.3% or $387,690 from $3,419,875 in the Third Quarter of last year to $3,032,185 in the Third Quarter of this year.  The decrease is primarily due to 47% decrease in legal and professional fees.  Legal and professional fees were $594,098 and $1,125,739 in the Third Quarter of this year and last year, respectively.  The SEC proceeding is scheduled for jury trial beginning January 27, 2014.  The legal fees and related costs that we expect to incur in the SEC suit are covered by insurance, and we anticipate similar levels of expense for the Fourth Quarter of this year.

Impairment of investments in policies in the Third Quarter of this year was $59,266 as compared to $10,836 in the Third Quarter of last year.

During the Third Quarter of this year and last year, we made premium advances of $869,170 and $2,033,352 respectively, and were reimbursed $1,976,044 and $1,021,841, respectively.  In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums and receive notices of amounts due from the escrow agents.  If purchasers fail to pay the premiums despite the notices, we have dealt with the defaults in several ways.  In some instances, we have negotiated a repurchase of the policy.  In other instances, we have advanced the premiums to maintain the policies.  With some advances, we historically allowed the purchaser to retain the policy as an accommodation and based on our assumptions that we will ultimately recoup the advances upon the insured’s death.  More recently, we have tended to treat the premium default as a policy abandonment as provided in the policy funding agreement, have paid the premiums and taken the possession of the policy, and have usually resold the policy in a secondary market transaction, at which time we recoup the advance.  We have changed our approach to improve cash flows and reduce our premium advances.  Net premium advance expense for the Third Quarter of this year and last year was $266,578 and $526,241, respectively, primarily as a result of the increased number of policies exhausting escrow.  See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 25.

Total Other Income decreased significantly from $657,936 in the Third Quarter of last year to $31,894 in the Third Quarter of this year, primarily due to a $153,439 decrease in income from investment policies and a $425,589 decrease in earnings from investment in life settlements trust.

Income Taxes: As a result of our losses in fiscal 2013 and in the current fiscal 2014, we have accrued net operating losses, which can be used to offset future taxable income and generate an income tax benefit.  Our income tax benefit increased from $385,973 in the Third Quarter of last year to $484,159 in the Third Quarter of this year.

Comparison of the Nine Months Ended November 30, 2013 and 2012

We reported a net loss of $1,052,891 for the nine months ended November 30, 2013 (the “First Nine Months of this year”), compared to a net loss of $1,565,943 for the nine months ended November 30, 2012 (the “First Nine Months of last year”).  The reduction in net loss resulted primarily from a 9% decrease in total Operating and Administrative Expenses and a 34% increase in Other Income.  We realized Other Income in the First Nine Months of this year of $5,254,500 from assignments of our income stream from the life settlements trust.  Our Other Income was aided in the First Nine Months of last year by a one-time sale of most of our viatical and life settlement interests held for our own account, from which we realized $3,713,973.  The number of life settlement transactions we brokered decreased from 25 to 21, while the average revenue per settlement increased slightly from $543,142 during the First Nine Months of last year to $551,732 during the First Nine Months of this year.

Although the general market for life settlements has declined among all industry participants since 2008, the greater impact upon demand for our services in the primary market appears to have come from the SEC proceeding and the resulting adverse publicity. These developments have especially hurt our licensee network and purchaser base.  Our business model is somewhat unique in the industry in that we are one of very few publicly held life settlement companies and the only prominent company with a broad retail base.  We have replaced some of our revenue stream from the drop in primary market transactions with fee income for facilitating secondary market transactions.  We have worked with our licensees and clients to restore lost confidence and rebut the charges in the SEC proceeding.  We intend to continue devoting resources to rebuilding our client base and increase demand for our services in fiscal 2014.  However, restoration of demand approaching levels we recorded in fiscal 2011 may not occur until and unless we are able to resolve the proceeding filed by the SEC, which is scheduled for jury trial beginning January 27, 2014, as well as other pending private litigation.

Revenues: Revenues decreased by $1,992,179, or 15%, from $13,578,547 in the First Nine Months of last year to $11,586,368 in the First Nine Months of this year.  Revenues from primary transactions were $7,473,582 for the First Nine Months of this year compared to $11,986,730 for the First Nine Months of last year.  The drop in primary-sourced revenues was largely offset by revenues from secondary transactions, which increased $2,520,970 from $1,591,816 in the First Nine Months of last year to $4,112,786 in the First Nine Months of this year.  This year’s increase included fee income from resales of abandoned interests of $1,166,118, which was not in place in the First Nine Months of last year.

Brokerage and Referral Fees: Brokerage and referral fees decreased 1% or $100,702 from $9,138,502 in the First Nine Months of last year to $9,037,800 in the First Nine Months of this year.  Brokerage and referral fees as a percentage of gross revenue increased from 67% in the First Nine Months of last year to 78% in the First Nine Months of this year, largely due to a spike in fees to 97% of gross revenues in the Second Quarter of this year.  Brokerage and referral fees in primary and secondary transactions were $5,964,308 and $3,073,492, respectively, in the First Nine Months of this year compared to $7,506,183 and $1,632,319, respectively, in the First Nine Months of last year.  In the First Nine Months of this year, broker referrals accounted for 98% of the total face value of policies transacted.  In the First Nine Months of last year, broker referrals accounted for 87% of the total face value of policies transacted.  For the First Nine Months of this year, four brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 87% of the total face value of completed transactions.  For the First Nine Months of last year, three brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 52% of the total face value of completed transactions. No one licensee or licensee organization accounted for more than 10% of the licensee referral fees expense during the period.

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

Expenses: Total Operating and Administrative Expenses decreased by 9% or $995,866 from $10,576,493 in the First Nine Months of last year to $9,580,627 in the First Nine Months of this year.  The decrease is primarily due to a 25% decrease in legal and professional fees.  Legal and professional fees were $2,235,110 and $2,971,658 in the First Nine Months of this year and last year, respectively. Legal and professional fees are largely a result of the legal fees associated with the SEC investigation and other private litigation and these amounts have declined due to insurance coverage and a reduction in legal activity.  The SEC proceeding is scheduled for jury trial beginning January 27, 2014.  The legal fees and related costs that we expect to incur in the SEC suit are covered by insurance, and we do not anticipate significant changes in the level of legal and professional expense.

Impairment of owned policies in the First Nine Months of this year was $282,830 compared to $714,866 in the First Nine Months of last year.

During the First Nine Months of this year and last year, we made premium advances of $2,997,833 and $4,155,699, respectively, and were reimbursed $4,495,647 and $2,092,893, respectively.  In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums.  When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums and receive notices of amounts due from the escrow agents.  If purchasers fail to pay the premiums despite the notices, we have dealt with the defaults in several ways.  In some instances, we have negotiated a repurchase of the policy.  In other instances, we have advanced the premiums to maintain the policies.  With some advances, we historically allowed the purchaser to retain the policy as an accommodation and based on our assumptions that we will ultimately recoup the advances upon the insured’s death.  More recently, we have tended to treat the premium default as a policy abandonment as provided in the policy funding agreement, have paid the premiums and taken the possession of the policy, and have usually resold the policy in a secondary market transaction, at which time we recoup the advance.  We have changed our approach to improve cash flows and reduce our premium advances. Net premium advance expense for the First Nine Months of this year and last year was $627,522 and $1,043,522, respectively, primarily as a result of the decreased number of policies exhausting escrow.  See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 25.

Total Other Income increased from $4,097,939 in the First Nine Months of last year to $5,474,900 in the First Nine Months of this year.  The primary components in the First Nine Months of this year were the assignments of a future income stream from a life settlement trust, which generated net proceeds of $5,254,500, and distributions (before the assignment) of $114,886.  We had invested in the life settlement trust, which is recorded at $6,648,478 at November 30, 2013, and retain a reversionary interest in the trust.  Until the reversionary interest arises, we will not receive distributions from the trust.  See footnote 9 to the Consolidated Condensed Financial Statements.  The primary component of Other Income in the First Nine Months of last year was the receipt of $3,713,973 from the gain on sales of investments in policies, which was partially offset by a loss of $231,096 in the settlement of a note receivable.

Income Taxes: As a result of our losses in fiscal 2013 and in the current fiscal 2014, we have accrued net operating losses, which can be used to offset future taxable income and generate an income tax benefit.  Our income tax benefit had a slight increase of 6.7% from $472,566 in the First Nine Months of last year to $504,268 in the First Nine Months of this year.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of November 30, 2013 were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$77,451	$58,755	$18,696	$-	$-
Total obligations	$77,451	$58,755	$18,696	$-	$-

Liquidity and Capital Resources

Operating Activities: Net cash flows used by operating activities for the First Nine Months of this year were $5,430,290.  Uses of cash flow resulted primarily from a net loss of $1,052,891, income from assignment of income stream of $5,254,500, and a decrease in accounts payable of $982,251.  Cash flows provided by operating activities were from a decrease in net premium advances of $1,497,813 and an increase in deferred policy monitoring costs of $701,244.  Net cash flows used in operating activities for the First Nine Months of last year were $3,149,715.  The cash flows from operating activities for last year resulted primarily from a net loss of $1,565,943, an increase of income taxes receivable of $1,214,683, net premium advances of $2,066,272, gain on sales of investments in policies of $3,713,973 and the gain on investment in life settlements trust of $458,377.  The primary sources of cash flow were from a decrease in deferred income taxes of $2,852,147, an increase in accounts payable of $1,482,256, impairment of investment in policies of $714,866, an increase in the premiums allowance account of $401,250, repayment of a note receivable of $350,000, and a reduction of prepaid expenses of $249,425.

Investing Activities: Net cash flows provided by investing activities were $5,541,950 during the First Nine Months of this year.  This amount was primarily due to proceeds of $5,254,500 from the assignment of future income from our life settlement trust investment, proceeds from investments in certificates of deposits of $500,931, proceeds from the life settlements trust of $227,508, and proceeds from sales of investments in policies of $68,626, less $47,695 return of investment in life settlements trust, $250,000 investment in certificate of deposit and $214,823 purchase of investment in policies for investment purposes.  In comparison, in the First Nine Months of last year, net cash flow provided by investing activities was $9,770,271.  This amounts consisted of $9,534,236 of proceeds from sales of investments in policies, $400,000 of proceeds from sales of investments in securities, $691,682 of proceeds from our investment in the life settlement trust, offset by $220,494 purchases of policies for investment purposes and $609,371 investment in life settlement trust.

Financing Activities: For the First Nine Months of this year and last year, we used $3,729,569 and $5,598,989, respectively, to pay dividends.

Working Capital and Capital Availability:  As of November 30, 2013, we had working capital of $9,703,288.  While we believe our existing working capital and future cash flows from operating activities will allow us to fund our short and long-term operations, our working capital decreased $1.7 million during the First Nine Months of this year due primarily to decreases in our current assets primarily cash and cash equivalents used to fund operations and decrease our accounts payable.  To fund our short and long-term operations at current levels and to continue to pay dividends, we have liquidated much of our investment portfolio, including most of our investments in policies and our investments in securities.  We have monetized our investment in the life settlement trust by assigning our current rights to future income.  In the Fourth Quarter of this year, we received a Federal income tax refund of $3,507,242, which aids our cash available.  Except for our cash and cash equivalents, we have few sources of additional liquidity.  As a result, we may not be able to continue to pay dividends at the historical rate and may need to significantly reduce or eliminate dividends to conserve working capital until we can realize improved operating results.

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

The SEC suit and other litigation have been highly damaging to our business, and we do not anticipate a substantial recovery in our revenues and net income while the SEC suit and the other private litigation continues.  With the expectation that we will prevail in the SEC suit, we have worked to rebuild our business reputation and defend ourselves in the SEC suit and other related litigation.  We have worked to improve our margins and to develop fee income from facilitating transfers in the secondary market.  The secondary market transactions have become an important source of revenue for us, and represented 62.3% of gross revenues in the Third Quarter of this year.  We are working to rebuild confidence among our licensees and clients and to expand our client base.  We continue to invest significantly in programs to develop and strengthen our relationships with new and inactive licensees.  We have increased our communication with our client base, emphasizing the inherent benefits of life settlements as an asset class and the particular advantages of our settlements, which have no annual management fees and do not cap investor returns as do many of the settlements offered in the industry. During the past calendar year, we have made over 100 trips across the country to meet with purchasers and licensees to reassure and respond to allegations made in these lawsuits.  We have implemented educational programs for licensees and clients focusing on the attractiveness of life settlements. We believe we are making progress in restoring the confidence and interest of our clients.  Our clients experienced over $39 million in payouts from transactions during the 2013 calendar year.  Assuming we prevail in the SEC action, we believe these steps will enable us to generate the roughly $40 million in annual revenues that we estimate are needed to cash flow our operations in the long-term.

The SEC suit is scheduled for jury trial beginning January 27, 2014.  The SEC is asking the court to enjoin us, Brian Pardo, Scott Peden and David Martin from future violations of the Federal securities laws, to order the disgorgement of any ill-gotten gains, to pay civil penalties, to prohibit the individual defendants from acting as an officer or director of any publicly held company, and ordering Pardo and Martin to reimburse us for compensation bonuses based on the allegedly misstated financial statements.  If the jury were to find against us or the individual defendants and the court were to order some or all of the relief sought, the court’s order would have a materially adverse effect on our ability to operate, especially if Pardo, Peden or both were ordered to resign as officers and directors.  Even if Pardo and Peden were allowed to remain and any disgorgement or civil penalties were not substantial, a jury’s finding of violations would damage our goodwill, which is important to our success.

It is possible that the jury could find in our favor and determine that no violations occurred, yet if the court’s preliminary ruling that our life settlement transactions are sales of securities stands, the ruling would be disruptive and would require significant changes to our business model.  The changes would likely include a switch from the sale of fractional interests in life insurance policies to the sale of interests in special purpose entities that hold the policies, an expansion in the scope of transaction disclosures and in the means of delivering the disclosures, the use of a FINRA-registered broker/dealer to supervise the private placement of the settlement interests, and the registration of our licensees as agents of the broker/dealer.  We cannot give any assurance that the market will accept these changes in our business model.

Critical Accounting Estimates, Assumptions and Policies

See “Critical Accounting Estimates, Assumptions and Policies” under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report, which was filed with the SEC and is incorporated by reference herein.  We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions during the Third Quarter of this year.

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

Changes in Internal Control over Financial Reporting.  With the participation of our Chief Executive Officer and our Chief Accounting Officer, we have concluded that there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2013).

Part II – other information

Item 1. Legal Proceedings

Other than as stated below, there have been no material developments during the current quarter for our legal proceedings that were not disclosed in our 2014 Quarterly Reports for the First and Second Quarters of this year, or in our 2013 Annual Report.  For a full disclosure of legal proceedings, please reference our 2014 Quarterly Reports and 2013 Annual Report.

On July 9, 2013, the Federal court issued an order denying class certification in the case styled Sean Turnbow et al. v. Life Partners, Inc. et al., Case No. 3:11-CV-1030-M, United States District Court for the Northern District of Texas, Dallas Division.  On December 2, 2013, Plaintiffs filed a motion for voluntary dismissal without prejudice and a general release by the Plaintiffs releasing all Defendants from all claims brought in the action.  On the same day, the Court issued an order dismissing the action.  Copies of the dismissing documents can be found at:  http://www.lphi.com/doc/Release_20131203.pdf

Because this action was dismissed voluntarily by the Plaintiffs, we consider this matter to be concluded.

The court in SEC v. Life Partners Holdings, Inc. et al., Case No. 1-12-CV-00033-JRN, United States District Court for the Western District of Texas, Austin Division, has ruled on certain pending preliminary motions.  The defendants and the SEC each filed motions for partial summary judgment, which the court denied on November 19, 2013 and December 3, 2013, respectively.  In denying defendants’ motion for partial summary judgment, the court held that the life settlements facilitated by Life Partners, Inc. were securities under Federal law, despite the fact that (i) Life Partners, Inc. is not a defendant in the case, (ii) the SEC did not allege or argue that the life settlements were securities, and (iii) the offer and sale of our stock is not at issue in the case.  The defendants filed a motion for reconsideration of this issue on November 21, 2013.  The jury trial is scheduled to begin on January 27, 2013.

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

ITEM 1A. RISK FACTORS

See “Risk Factors” in our 2013 Annual Report and in our 2014 Quarterly Reports for the Second Quarter of this year for a detailed discussion of the risk factors affecting us.  We are updating these risk factors with the following.

The SEC enforcement proceeding has profoundly affected our operations and caused substantial losses, which has adversely affected our working capital and liquidity.  It is important that the proceeding is timely resolved in our favor.

The SEC enforcement proceeding has profoundly affected our operations, which we believe will not recover until and unless the proceeding is favorably resolved in a timely manner.  It is scheduled for jury trial beginning January 27, 2014.  While we believe we will prevail at trial, and a favorable resolution is essential to our financial recovery, the timing of the resolution is important too.  As of November 30, 2013, we had cash and cash equivalents of $4.3 million, with current liabilities of $2.5 million, and working capital of $9.8 million.  We believe we have sufficient currently available working capital to fund our current operations through fiscal 2015, but whether our working capital is sufficient to fund operations beyond that is uncertain.  Our recurring operations are not currently generating sufficient cash to support operations.  To supplement recurring operations, we have sold most of the settlements we held for investment and have monetized an income stream that we held in a life settlement trust.  In the Fourth Quarter of this year, we received a Federal income tax refund of $3,507,242, which aids our cash available.  While we believe we could further support our working capital through other possible asset dispositions, borrowings or equity sales, our opportunities for generating significant cash apart from continuing operations are narrowing.  To rebuild our continuing operations and restore a level of cash flow that will support operations, we believe that a favorable resolution of the SEC proceeding needs to occur in the first or second quarter of fiscal 2014.

We have invested in a life settlements trust, whose secured loan is in default.  The resolution of the default could cause the loss of our investment and in possible claims against us.

We have invested in a life settlements trust (the “Trust”), which is recorded on our consolidated balance sheet at $6,648,478.  See footnote 9 to the Consolidated Condensed Financial Statements.  The Trust has secured indebtedness with a German bank of approximately $225 million, which is in default.  The bank is in negotiations with the Trust and certain affiliated third parties to resolve the default.  While the ultimate resolution of the default is uncertain, it is possible that the resolution could result in the loss of some or all of our equity in the Trust, which would cause a write-down of our investment.  Further, in the Second Quarter of this year, we made an assignment of future income from the Trust to a group of unaffiliated third parties for net proceeds of $5,254,500.  While we believe no basis for claims exist, given the proximity of the assignment to the default, we could face claims from these assignees if resolution of the default terminated future distributions to them.

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

Date:    January 14, 2014

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo

Brian D. Pardo

President and Chief Executive Officer

(Signing on behalf of the registrant and as principal executive officer)

By: /s/ Colette Pieper

Colette Pieper

Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certification of CEO	31

31.2	Rule 13a-14(a) Certification of CFO	32

32.1	Section 1350 Certification	33

