Form 10-K
period 2014-02-28
LIFE PARTNERS HOLDINGS INC
filed 2014-05-28
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”)
For the fiscal year ended: February 28, 2014

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

Indicated by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the Exchange Act).     Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 30, 2013, was $18,859,415, based on the last reported sale price of $2.06 on that date on the NASDAQ Global Select Market.

Shares of Common Stock, $.01 par value, outstanding as of May 1, 2014: 18,647,468 (18,750,000 issued and outstanding less 102,532 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

2014 Form 10-K Annual Report

i

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K for the fiscal year ended February 28, 2014 (“fiscal 2014”), concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the payment or nonpayment of dividends, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, the outcomes and effects of pending litigation, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, which could cause actual results to differ materially from those stated in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

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

The Secondary Market for Life Insurance Policies. LPI was incorporated in 1991 and has conducted business under the registered service mark “Life Partners” since 1992. Our operating revenues are derived from fees for facilitating life settlement transactions. Life settlement transactions involve the sale of an existing life insurance policy or interest in the policy to another party. The seller may be either the insured under the policy or a subsequent policyholder who purchased in a life settlement transaction. The policyholder receives an immediate cash payment. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the insured dies.

We provide purchasing services for life settlements to our client base. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated over 156,000 purchaser transactions involving over 6,500 policies totaling over $3.2 billion in face value. We believe our experience, infrastructure and intellectual capital provide us a unique market position within the life settlement market.

As a purchasing agent, we identify, examine and purchase policies on behalf of our clients that match their buying parameters and return expectations. Because we are obliged to work within these parameters, we must make offers that are competitive from the seller’s point of view, but still fit within the buying parameters of our clients. We generally locate insureds who might sell through a network of life settlement brokers. Brokers are typically compensated based on a percentage of the face value of the policy sold and this amount is negotiated between the policyholder and the broker. This compensation is paid upon the closing of a settlement. We have long-term relationships with many of the country’s life settlement brokers and, for those that we transact business with, we believe that these brokers adhere to applicable regulatory requirements when conducting their business. Broker referrals accounted for 99% of our total business as measured by policy face value in fiscal 2012, 91% in fiscal 2013 and 98% in fiscal 2014. In fiscal 2014, five brokers made referrals whose policy face values represented over 10% of our total business. Referrals from these five brokers accounted for 94.7% of our total business. In fiscal 2013, three brokers made referrals whose policy face values represented over 10% of our total business. Referrals from these three brokers accounted for 54.7% of our total business. In fiscal 2012, we had two brokers with 10% or more of our total business and they accounted for 24.3% of our total business. With the continued downturn in the life settlement markets, and in our business specifically, we have experienced lower levels of broker competition and we may experience increases in our supply concentration risk.

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

Pricing the Life Settlement. A purchaser’s investment return from a life settlement depends on three factors: the difference between the policy face amount and purchaser’s cost basis (consisting of the acquisition cost and premiums paid to maintain the policy), the length of the holding period, and the demise of the insured. We price settlements based on a combination of the policy face amount, profitability of the transaction if the insured lives to age 94 or 95, competing bids for the policy, margin for covering transaction costs, and producing marketable returns for our client base. To establish the escrow account for future premiums, we escrow an amount sufficient to pay premiums for three years in all cases.

Resales of Life Settlements. As the life settlement industry matures, the secondary market is expanding to include resales of policies acquired in life settlement transactions, which are also referred to as tertiary sales. We have sold many of the life settlements that we acquired as investments or in regulatory settlements in tertiary sales. Tertiary sales were traditionally made in privately negotiated transactions. However, growing interest in tertiary sales has given rise to at least one exchange, which posts information about life settlements available for resale on its website. We believe our business model should accommodate resales, and we have created a tertiary market platform which allows owners of policies or fractions thereof to independently list policies for sale and expose them to our client base. In tertiary sales that we facilitate through the platform, we receive our standard fees from which we compensate the licensees associated with the purchasers. Our revenues from tertiary sales grew from 12% of total revenues in fiscal 2013 to 45% of total revenues in fiscal 2014.

The Life Settlement Market and Competition. Life settlements provide a secondary market for existing life insurance policies that the owner no longer needs or wants. The market for life settlements as an asset class has varied significantly in recent years. Based on our own research from other providers, publicly reported data and estimates based on historical data, we believe that the total amount of face value of transactions completed by the life settlement industry in 2013 was about $3.0 billion, which reflects an increase in market levels that we estimate were $3.8 billion in 2011 and $2.0 billion in 2012. Life settlements offer a value added benefit to policyholders as well as an attractive alternative investment due to the low correlation with equity markets and the potential to generate competitive returns. We believe that life settlements should be appealing as an asset class, especially given expected continuation of low interest rates for fixed income investments and concern regarding possible equity market volatility. During the coming year, our focus will be on increasing our share of the total market by offering competitive bids and by capitalizing on the strength of our proprietary software and processes to provide a high level of responsiveness and service to those who present policies to us.

We believe the supply of attractive policies will continue to satisfy our demand, primarily because policy holders desiring to monetize their policies have few viable alternatives. The attractiveness of a life settlement for insureds is in the value that they can realize from life settlements, which exceeds the cash surrender value that life insurance companies will pay and the avoided costs of letting policies lapse. We intend to strengthen our awareness outreach among policy owners and their financial professionals and advisors to educate them on the value to be realized from life settlements. We believe a growing awareness of these benefits coupled with a generally aging population should produce an ample supply of attractive policies, especially policies with higher face values.

We estimate that the number of active participants in the life settlement market has remained at approximately 20 companies compared to last year. While precise industry and company-specific data are not readily available, we estimate that our largest industry competitor currently has approximately 32% of the total market share based on the estimated face value of 2013 calendar year transactions, which is up from a 10% market share in calendar year 2012. Another market participant appears to have had approximately 11.5% of the market in 2013, which is down from a 19% market share in calendar year 2012. The third largest market participant had approximately an 8.7% market share. We estimate our market share was approximately 3% in calendar 2013, which is down from our estimated market share of 5% in calendar 2012. In the remainder of the market, we estimate all other market participants had less than 5% of the total market share for calendar 2013 with most having less than 2%.

Most industry participants use significant amounts of borrowing to acquire policies and/or rely on a single or preferred institutional client model for purchasing. Of the larger industry participants, we are the only company that uses no leverage and relies on a broad retail purchasing model. This approach worked well for us as the credit markets tightened in our fiscal 2009 and 2010.

Our fiscal 2011 started well, but in the fourth quarter of fiscal 2011, we announced that we were subject to an investigation by the Securities and Exchange Commission (the “SEC”) and a national news publication ran a series of articles that were critical of our operations. Following these events, we experienced a drop in purchaser demand through our licensee network. A number of private legal actions resulting from these events soon followed. In the fourth quarter of fiscal 2012, the SEC filed an action against us and our officers, which we successfully defended in 2014. See a more complete description below in Item 3. Legal Proceedings.

The disruption resulting from these legal developments hurt demand in our business during both fiscal 2013 and fiscal 2014. During fiscal 2014, we closed 26 transactions compared with 35 transactions in fiscal 2013, mostly due to lower purchaser interest. Despite this decrease in demand, we continued to be selective about policies presented to our clients. During fiscal 2014, 181 policies per month on average were submitted to us for review. Of this number, we made offers on an average 21 policies per month resulting in an average of two completed transactions per month. The supply of attractive policies is supported by our average face value per policy, which remained consistent in fiscal 2014 at $3.2 million versus $3.3 million for fiscal 2013. Average revenue per settlement was relatively stable at $540,138 in fiscal 2013 and $603,317 in fiscal 2014.

We expect demand to grow now that the SEC action has largely been resolved in our favor. In March 2014, the Federal court ruled that the SEC failed to prove any of its fraud claims against us, our Chief Executive Officer, Brian Pardo, and our General Counsel, Scott Peden. The ruling followed jury findings in February that neither Life Partners, Mr. Pardo nor Mr. Peden committed securities fraud under Rule 10b-5, and that Mr. Pardo and Mr. Peden did not engage in insider trading.

As a result of this ruling, we, Mr. Pardo and Mr. Peden have been completely exonerated from any allegations of fraud alleged by the SEC. Because of the ruling, we believe that many concerns raised by our licensees and clients have been resolved and we are now able to focus on growing our business.

We have taken other steps to address licensee concerns and increase market demand. In fiscal 2012, we modified our procedures to include two life expectancy opinions for each policy presented. In addition, we have modified our procedures to escrow premiums for three years in all cases, irrespective of life expectancy opinions. We believe that, having prevailed against the SEC’s allegations and with these modifications to our procedures, demand will grow within our licensee network and purchaser base.

The following table shows the number of life settlement contracts (policies) we have transacted, the aggregate face values and purchase prices of those contracts, and the revenues we derived for our last three fiscal years:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Number of settlements (policies)	26	35	62
Face value of policies	$81,901,521	$115,057,656	$180,043,976
Average revenue per settlement	$603,317	$540,138	$531,003
Total net revenues derived (1)	$3,997,820	$5,729,582	$11,714,430

(1)	The revenues derived are exclusive of brokerage and referral fees.

Industry Regulation and Taxation

General. When the life settlement market was first established, it was sparsely regulated. Due in part to well publicized abuses within the industry, the Federal government and various states moved to regulate the market in the mid-1990s. These regulations generally took two forms. One sought to apply consumer protection-type regulations to the market. This application was designed to protect policyholders and purchasers. Another sought to apply securities regulations to the market, in an effort to protect purchasers. Various states have also used their insurance regulations to guard against insurance fraud within the industry.

Consumer Protection Licensing. The consumer protection-type regulations arose largely from the draft of model laws and regulations promulgated by the National Association of Insurance Commissioners (“NAIC”) and the National Conference of Insurance Legislators (“NCOIL”). While five states and the District of Columbia have no regulation and three states regulate only viatical settlements, 45 states have now adopted some version of these model laws or another form of regulation governing life settlement companies in some way. These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insureds and sellers, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive. Some of these laws fix minimum payment levels that a purchaser must pay a selling insured based on the insured’s life expectancy. The minimum payment requirements generally apply when the insured is terminally ill or has a short life expectancy (typically 36 to 42 months or less). In our settlement transactions, we typically deal with policies having life expectancies of 48 months or longer and thus these requirements do not usually affect our settlement transactions.

Licensing. We are licensed as a viatical and life settlement company by the Texas Department of Insurance. Under the Texas requirements, we must file our transaction documents with the state for approval, make certain disclosures to insureds and sellers, offer a 15-day right of rescission to the seller, file certain annual reports with the state, and abstain from unfair business practices. Information about us is available through the Texas Department of Insurance or on its website at: https://apps.tdi.state.tx.us/ pcci/pcci_show_profile.jsp?tdiNum=8967842. Other states have their own licensing requirements in order to purchase policies from policy owners in those states and we must comply with those requirements as well. In addition to Texas, we are licensed to engage in life settlement transactions with policy owners residing in the following states: Arkansas, Connecticut, Illinois, Maryland, Minnesota, Mississippi, Nevada, New Jersey, North Carolina, Oklahoma, Pennsylvania, Tennessee and Virginia. We also purchase from policy owners in other states, which have available exemptions from licensing requirements. We are not presently licensed in California or New York, where the SEC suit adversely affected our licensing applications.

Securities Regulations. Part of our business model relies on retail sales of policies to financially sophisticated, high net worth individuals through a network of licensees. We generally do not treat these sales as securities transactions. Under Federal securities laws, the Federal Circuit Court of Appeals for the District of Columbia ruled in 1996 that our settlement transactions are not investment contracts under the Federal securities laws. We have relied upon that decision with regard to the non-applicability of Federal securities laws to our transactions. In the SEC enforcement action, however, the Federal District Court for Western District of Texas ruled in a preliminary motion that our life settlements were securities under the Federal securities laws. This ruling was not a final adjudication and is not binding precedent. Many states treat life settlements as securities under statutes, regulations or case law. To comply with these state securities laws, we often seek exceptions or registration exemptions that enable our settlement transactions in those states despite their treatment as securities. We have not registered and typically cease sales if required to register in a particular state due to the difficulty in conforming our business model to state registration requirements.

These developments argue for a change in our approach to securities regulation, and we may be required to change if two Texas court rulings ultimately stand, in which case we will modify part of our business model. In Arnold v. Life Partners, Inc. and in State of Texas v. Life Partners Holdings, Inc. (see Item 3. Legal Proceedings below), two Texas Courts of Appeals recently ruled that our life settlements are securities under Texas law, reversing in each case a prior Texas District Court ruling in our favor. These decisions conflict with the previously referenced 1996 Federal Circuit Court’s ruling as well as decisions in a third Texas Court of Appeals and in the Texas District Court, Travis County, in each of which LPI had prevailed and in which the courts had held that the life settlements were not securities. We have appealed both Court of Appeals decisions and await the Texas Supreme Court’s decisions.

If our life settlements were to be regulated as securities under the Federal or Texas securities laws, it would require some changes in our business model. Our retail based purchasing model relies on web-based portals, which are open to anyone who subscribes, and a large network of licensees, who direct purchasers to us. The traditional prohibitions on the general solicitation of purchasers in non-public offering exemptions have precluded us from using these exemptions. The 2012 Jumpstart Our Business Startups (JOBS) Act, however, requires the SEC to remove the general solicitation prohibition from offerings made under Rule 506 of Regulation D only to accredited investors. The SEC’s rule eliminating the general solicitation prohibition became final in September 2013.

If our life settlements become regulated as securities, we would adapt our business model to meet the broker-dealer requirements. If our life settlements are treated as securities, our settlements must be sold through FINRA-registered broker-dealers and our licensees must register as agents of the broker-dealer. We believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry. As a practical matter, the widespread application of securities laws, without viable registration exemptions, would burden the industry and senior Americans attempting to sell their policies with little or no benefit to purchasers. Our purchasers represent themselves to be financially sophisticated, high net worth individuals or institutions, and they have considerably less need for the registration protocols of the securities laws. At this point, however, due to the two Texas Court of Appeals decisions, we are preparing for the possibilities that our life settlements will be treated as securities and will adjust our business model to comply with the Federal and state securities laws.

Insurance Regulation. As a life settlement company, we facilitate the transfer of ownership in life insurance policies, but do not participate in the issuance of policies. Further, we do not issue any type of contemporaneous agreement to purchase a policy at the time the policy is issued. As such, we are not required to be licensed as an insurance company or insurance broker. We do deal, however, with insurance companies and professionals in our business and are affected indirectly by the regulations covering them. The insurance industry is highly regulated. We must understand the regulations as they apply to policy terms and provisions and the entitlement to, and collectability of, policy benefits. We rely upon the protections against fraudulent conduct that these regulations offer, and we rely upon the licensing of companies and individuals with whom we do business.

Taxation in Life Settlements. One of the attractions of life settlements for an insured is that the sales proceeds generally exceed the cash surrender value of the policy. If an insured were to take the policy’s cash surrender value, he or she would realize ordinary income to the extent that the cash surrender value exceeds the investment in the policy, which is generally the sum of premiums paid. If the insured were to sell his or her whole life insurance policy in a life settlement, the amount realized would be taxed as a combination of ordinary income and capital gain. The total gain would be the sales proceeds less an insured’s adjusted basis, which is the premiums paid less the cost of insurance. As in the cash surrender case, an amount equal to the cash surrender value over the premiums paid would be ordinary income. After deducting the ordinary income amount from the total gain, the balance is taxed as capital gains. Capital gains are currently taxed at a 20% Federal rate while the maximum Federal rate for ordinary income is currently 39.6%. While most life settlements involve whole life policies, which typically have a cash surrender value, a life settlement sale could cover a term policy, which has no cash surrender value. In that case, the insured’s total gain would be taxed as capital gain.

Taxation of purchasers of life settlements depends on whether the purchaser holds the policy until maturity. If the purchaser holds until maturity, the excess of the proceeds received over the purchase price and premiums paid is taxed as ordinary income. Under Revenue Ruling 2009-13, the IRS ruled that the proceeds were not received in a “sale or exchange” of a capital asset qualifying for capital gains treatment. If the purchaser resells the life settlement before maturity, a different result occurs. The purchaser’s gain will be taxed as capital gain. The purchaser is presumed to have bought the policy with an expectation of profit and not to benefit from coverage, in which case the policy is held as a capital asset.

Employees

As of February 28, 2014, we had 54 full-time employees and 2 part-time employees. None of our employees are represented by a labor union. We continuously review benefits and other matters of interest to our employees and consider our employee relations to be good. As of February 28, 2014, we also had 1,788 licensees, who have done business with us in the last three years. Licensees act as independent contractors and refer clients to us for the purchase of life settlements.

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

Our life settlement transaction volumes and revenues and earnings have declined following adverse news articles about our business, the filing of an SEC enforcement action and negative publicity much of which we believe was fomented by illegal short sellers of our stock. Whether and when we might recover from these events is uncertain.

In the fourth quarter of fiscal 2011, we were hurt by news articles critical of our business and by the announcement of a pending SEC investigation. Several putative securities class actions and shareholder derivative claims were subsequently filed against us and certain officers and, in the fourth quarter of fiscal 2012, the SEC filed a civil enforcement action against us and certain officers. The SEC action was largely resolved in our favor in March 2014, and we have had some success with the civil litigation as well. Despite our successes in the legal proceedings, our business has not yet fully recovered from the damage done by these events. Our volume of life settlement transactions dropped, as did our profitability. The events particularly affected our business in that we are the only publicly held company dedicated to life settlements and the only prominent company with a broad, retail base within the life settlement industry. We are working to repair the damage caused by the SEC suit, restore trust and confidence within our licensee network and purchaser base, and rebuild our reputation within the industry. We cannot say, however, when or if we can accomplish these tasks and return to the levels of activity we previously enjoyed.

Our success depends on restoring trust within our referral networks.

We rely primarily upon brokers to refer potential sellers of policies to us and upon financial professionals, known as licensees, to refer retail purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with life settlement brokers, and they are free to do business with our competitors. Our network of licensees is much broader, but no less important. The announcements of the SEC investigation and subsequent enforcement action, other private litigation, illegal short selling and critical news articles have damaged our reputation within the industry and have hurt our business. Our licensee network was particularly hurt, which has reduced the supply of capital for the purchase of life settlements and our transaction volumes. The restoration of the relationships with our licensees and brokers will depend upon our ability to rebut the adverse publicity and to restore trust in these relationships.

If we fail to price policies to yield competitive returns, we may lose purchasers.

We price settlements based on a number of factors including the policy face amount, policy maintenance costs, achieving a competitive return and maintaining a profitable transaction, even if the insured lives into their early to mid-nineties. If our pricing method indicates values that are not competitive in the marketplace, we could lose purchasers and/or policy sellers, and those losses could have a material adverse effect on our business, financial condition, and results of operations.

We rely on outside advisors for life expectancy estimates.

We have historically relied on an outside practicing oncologist, Dr. Donald T. Cassidy, of Reno, Nevada. In fiscal 2012, we implemented a practice of obtaining a second life expectancy estimate from a leading industry provider, 21st Services, LLC, in addition to Dr. Cassidy’s estimate. We believe a life expectancy estimate that accounts for individual circumstances is preferable to a probabilistic methodology that relies solely on actuarial and statistical data. While their methodologies and data sourcing vary somewhat, each of the analyses done by Dr. Cassidy or 21st Services adjusts the estimate from life expectancy tables to account for the insured’s medical conditions, family health history, and social/lifestyle factors. If those estimates consistently tended to underestimate life expectancies, our business could be adversely affected.

The expanding market for life settlement resales may divert purchasers from initial life settlement transactions.

As the life settlement industry matures, the secondary market for life insurance policies is expanding to include resales of life settlements. Our business model accommodates the resales of life settlements. Our revenues from resales, also referred to as tertiary sales, grew from 12% of our total revenues in fiscal 2013 to 45% of our total revenues in fiscal 2014. The growth in tertiary sales has to some extent offset a decline in our sales of life settlements from insureds to an initial purchaser. Our initial sales declined from $16.6 million in fiscal 2013 to $8.6 million in fiscal 2014. Rather than expanding the secondary life settlements market, it appears that tertiary sales are diverting purchasers from initial sales. While continuing to accommodate tertiary sales, we are taking additional steps to interest more purchasers in secondary sales. Without a solid volume of initial sales, the supply of policies for tertiary sales will eventually decline, which would result in further declines in our revenues.

We have an investment in a life settlement trust that is threatened with foreclosure. We may lose our investment.

Our balance sheet shows $6,648,478 as an “Investment in Life Settlements Trust”. The investment is in Life Assets Trust, S.A., an unaffiliated Luxembourg joint stock company (the “Trust”), which was created for the acquisition of life settlements. As of February 28, 2014, we owned approximately 19.9% of the Trust, which we believe then owned a portfolio of 228 life insurance settlements with a face value of $610.5 million, of which we supplied settlements with a face value of approximately $278 million. In May 2013, we assigned certain rights to receive future distributions from the Trust for $5,650,000. We subsequently learned that a German bank, which had loaned the Trust funds for policy acquisitions, would not renew its loan and was seeking repayment. The Trust was unsuccessful in its attempts to refinance the loan and to negotiate a settlement with the bank. The bank has declared the loan in default and has instituted proceedings to foreclose its security interest in the Trust’s assets and take the assets in satisfaction of the loan. We, along with the other limited partners and general partner of the Trust, have retained legal counsel to represent our interests. While we currently believe we will fully realize the carrying balance of our investment, circumstances could change and we may have a loss. See Footnote 10. Investment in Life Settlement Trust.

While we prevailed on the fraud and insider trading charges in the SEC enforcement action, we were found to have violated lesser charges. The court has not determined the appropriate relief for these violations.

In its enforcement action against us, the SEC asserted multiple claims against us and certain of our executive officers, including fraud and insider trading claims. The jury found in our favor on the majority of the claims, including all fraud and insider trading claims. However, the jury found against us and our CEO, Brian Pardo, and General Counsel, Scott Peden, regarding violations relating to our revenue recognition policies and a restatement of revenues. It also found against Mr. Pardo for having improperly certified our SEC reports. The SEC did not introduce any evidence regarding these revenue recognition issues and in a subsequent ruling the court found there was no evidence of any fraud. The court has not determined what relief it might award for the violations. In light of the rejection of the most serious charges, we do not anticipate that the court would issue injunctive relief against us or our officers. However, the issuance of injunctive relief against us could prevent our use of certain exemptions from securities registration that could be important to our operations.

Government regulation could negatively impact our business.

We are licensed and regulated by the Texas Department of Insurance as a viatical and life settlement company and hold licenses as a life settlement provider in other states as well. State laws requiring the licensing of life settlement providers govern many aspects of our conduct, operations, advertising and disclosures and are designed to afford consumer-protection benefits. The laws vary from state to state, however, and our activities and those of brokers with whom we do business can be affected by changes in these laws. Compliance with current laws regulating life settlement companies and life settlement providers is costly and complex. Any changes in these laws or governmental regulation could have a material adverse effect on our business.

Our Chairman and Chief Executive Officer beneficially owns 50% of our common stock and, as a result, can exercise significant influence over us.

Under SEC regulations, Mr. Brian D. Pardo, our Chairman and Chief Executive Officer, is considered the beneficial owner of approximately 50% of our common stock, largely as the result of exercising voting power by proxy over shares held by The Pardo Family Trust. He could control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are located at 204 Woodhew Drive in Waco, Texas. We own two buildings on adjacent lots at this location and our offices occupy both buildings, which together total 24,000 square feet. One building was built in 1985 and the other in 1986.

Item 3. Legal Proceedings

On January 3, 2012, we and certain current directors and current and former officers were sued by the SEC in an action styled Securities and Exchange Commission v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden and David M. Martin, Civil Action No.: 6:12-CV-00002. The suit was filed in the Federal District Court for the Western District of Texas (Austin Division) and alleged that we, our Chairman and CEO, Brian Pardo, General Counsel, Scott Peden, and former Chief Financial Officer, David Martin, had knowledge of, but failed to disclose to our shareholders, the alleged underestimation of the life expectancies of settlors of viatical and life settlement policies. The suit further claimed that we prematurely recognized revenues from the sale of the settlements and that we understated the impairment of our investments in policies. The suit also claimed that Mr. Pardo and Mr. Peden sold shares while possessing inside information (i.e., the alleged knowledge of the underestimation of life expectancies and the purported impact on revenues from such practice). In addition, the suit alleged that the defendants misled the auditors about our revenue recognition policy.

Trial before a jury was held in February 2014. The jury found that neither we, Mr. Pardo nor Mr. Peden committed securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 and that Mr. Pardo and Mr. Peden did not engage in insider trading. In March 2014, the Federal court ruled that the SEC failed to prove any of its fraud claims against us, Mr. Pardo and Mr. Peden under Section 17 of the Securities Act of 1933 (the “Securities Act”), finding that there was no evidence to support the allegations related to revenue recognition for the period of time in question and ordered that judgment be entered in favor of us, Mr. Pardo and Mr. Peden on that issue. As a result of this ruling, the Company, Mr. Pardo and Mr. Peden were completely exonerated from any allegations of fraud alleged by the SEC.

The Court let stand the jury's findings against us, Mr. Pardo and Mr. Peden for violations of various revenue recognition matters. However, the court ultimately ruled there was no evidence of fraud.

In February and March of 2011, six putative securities class action complaints were filed in the U.S. District Court for the Western District of Texas, Waco Division. On July 5, 2011, these actions were consolidated into the case styled Selma Stone, et al. v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and David M. Martin , Civil Action No. DR-11-CV-16-AM in the U.S. District Court for the Western District of Texas, Del Rio Division. On February 10, 2012, plaintiffs filed their first amended complaint alleging the same claims that were asserted in the prior complaint. In the amended complaint, plaintiffs assert substantially similar, and at times identical, facts and allegations to those asserted by the SEC in its complaint. Plaintiffs seek damages and an award of costs on behalf of a class of shareholders who purchased or otherwise acquired our common stock between May 26, 2006, and June 17, 2011. On March 26, 2012, defendants filed their motion to dismiss the amended complaint. The court denied defendants’ motion to dismiss on March 15, 2014. With the ruling on the motion to dismiss, we anticipate that the parties will now commence discovery. No trial date has been set.

We, our directors, and certain present and former officers were named as defendants in a shareholder derivative suit, which is based generally on the same alleged facts as the putative class action suits. On June 1, 2011, Gregory Griswold filed, in the United States District Court for the Western District of Texas, Waco Division, a shareholder derivative complaint styled Gregory Griswold, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00145. On June 9, 2011, Harriet Goldstein filed a second derivative complaint in the United States District Court for the Western District of Texas, Waco Division, styled Harriet Goldstein, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00158. The Goldstein and Griswold and another similar case were all consolidated in the Del Rio Division under Consolidated Case Number 2:11-CV-00043. On August 18, 2011, Griswold and another plaintiff, Steven Zackian, filed a consolidated and amended complaint asserting claims of breach of fiduciary duty, gross mismanagement, and unjust enrichment. This complaint dropped Goldstein as a plaintiff. The complaint alleges that the defendants breached their fiduciary duties to us (the company) through the use of excessive life expectancies and incorrect accounting practices. The complaint also claimed that the defendants caused us to pay “abnormally large dividends” for the benefit of Pardo; and the defendants subjected us to “adverse publicity” as well as lawsuits and regulatory investigations. The complaint also claims that Pardo and Peden had “used their knowledge of Life Partners’ material, non-public information to sell their personal holdings while [our] stock was artificially inflated,” and that the Audit Committee had failed to exercise proper oversight. On December 20, 2011, the independent directors filed an amended motion to dismiss all claims in the complaint, based on the findings of their investigation in response to plaintiffs’ demands. The plaintiffs have conducted limited discovery in response to the motion to dismiss and filed their response on July 15, 2013. A hearing on the motion to dismiss was held in November 2013. On May 7, 2014, the court issued an order and notice of conversion of the motion to dismiss to a motion for summary judgment and ordered the parties to submit additional materials and briefs in support of or opposition to a motion for summary judgment. A hearing date for the motion for summary judgment has not been set.

Six putative class action complaints were filed during 2011 on behalf of purchasers of life settlement interests through Life Partners, Inc. All of these suits were consolidated on June 23, 2011, under the case styled Turnbow et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden, Civil Action No. 3:11-CV-1030-M. On August 25, 2011, the plaintiffs filed their consolidated class action complaint, alleging claims of breach of fiduciary duty against LPI, aiding and abetting breach of fiduciary duty against us, Pardo and Peden, breach of contract against LPI, and violation of California Unfair Competition Law by LPI, Pardo, and Peden. All of the plaintiffs’ claims arose out of the alleged provision of underestimated life expectancies by Dr. Cassidy to LPI and LPI’s use thereof in the facilitation of life settlement transactions in which the plaintiffs acquired interests in life insurance policies. On July 9, 2013, the Federal court issued an order denying class certification. On December 2, 2013, plaintiffs filed a motion for voluntary dismissal without prejudice and a general release by the plaintiffs releasing all defendants from all claims brought in the action. On the same day, the Court issued an order dismissing the action. Copies of the dismissing documents can be found at: http://www.lphi.com/doc/Release_20131203.pdf. Because this action was dismissed voluntarily by the plaintiffs, we consider this matter to be concluded. On March 11, 2011, a purported class action suit was filed in the 191st Judicial District Court of Dallas County, Texas, styled Helen Z. McDermott, Individually and on Behalf of all Others Similarly Situated v. Life Partners, Inc., Cause No. 11-02966. The original petition asserted claims for breach of contract, breach of fiduciary duty, and unjust enrichment on behalf of a putative class of all persons residing in the United States who purchased any portion of a life settlement that matured earlier than the estimated maximum life expectancy. Pursuant to three amendments to the Petition, the plaintiff revised the putative class of persons on whose behalf the plaintiff seeks to represent to be limited to all persons residing in the United States who purchased any portion of one particular life settlement. The plaintiff seeks as purported damages the amount of funds placed in escrow for policy maintenance that was allegedly not needed or used for policy maintenance and was not returned or paid to the plaintiff or the putative class members as well as attorneys’ fees and costs. The plaintiff also seeks certain equitable relief, including injunctive relief, restitution, and disgorgement. Following briefing by the parties and a hearing before the court, the court certified a class consisting of 38 persons residing in the United States that purchased any portion of a life settlement interest in the designated policy. On December 4, 2012, LPI filed a notice of appeal of the district court’s order certifying class with the Fifth District Court of Appeals, Dallas, Texas, which automatically stayed the underlying case until resolution of the appeal. Appellate briefing has been completed by the parties and the Court has heard oral arguments. The Court has not issued a ruling.

On March 14, 2011, a putative class action suit was filed in the 14th Judicial District Court of Dallas County, Texas, styled Michael Arnold and Janet Arnold v. Life Partners, Inc., Life Partners Holdings, Inc., and Abundant Income, Cause No. 11-02995. The plaintiffs ultimately amended their petition several times, adding additional named plaintiffs, and dismissing us (but not LPI) with prejudice. The plaintiffs asserted two causes of action. The first claim asserted that defendants violated the registration provisions of the Texas Securities Act because the life settlements facilitated by LPI were securities and were not registered. The second claim asserted that defendants committed fraud under the Texas Securities Act because they represented that the life settlements were not securities. LPI answered and filed counterclaims against the plaintiffs for the filing of a frivolous lawsuit. On September 26, 2011, the Court entered an order granting LPI’s motion for partial summary judgment. The motion was based on, among other arguments, the arguments that the life settlements had previously been held not to be securities under Federal and state law. As a result of the court order, the plaintiffs’ claims against LPI were dismissed with prejudice. Plaintiffs appealed the Court’s decision dismissing their claims to the Fifth District Court of Appeals, Dallas, Texas. On August 28, 2013, the Fifth District Court of Appeals, Dallas, Texas, in Arnold v. Life Partners, Inc., 5th Dist. Texas Ct. of App., No. 05-12-00092-CV reversing the trial court’s order granting our motion for summary judgment and held that LPI’s life settlements are securities under the Texas Securities Act. The Court of Appeals affirmed the trial court’s order granting defendants’ motion for summary judgment on some, but not all, of the individual plaintiffs’ claims that were barred by the statute of limitations under the Texas Securities Act. The ruling that the life settlements are securities conflicts with the decision by the Federal Circuit Court for the District of Columbia which ruled in SEC v. Life Partners, Inc. that our transactions are not securities under Federal law, and conflicts with the 2004 Waco Court of Appeals decision in Griffitts v. Life Partners, Inc., that the settlements were not securities under Texas law. We strongly disagree with the court’s analysis and conclusions and note that the decision conflicts with the above-referenced cases as well as a Travis County, Texas District Court case, in each of which LPI had prevailed and in which the courts had held that the life settlements were not securities. On March 24, 2014, we appealed the decision to the Texas Supreme Court seeking a review and reversal of the Court of Appeal’s decision that LPI’s life settlements are securities. We have asked that, if the prior decision is allowed to stand, the Court of Appeal’s decision be given prospective effect only, rather than retroactive effect, which could allow plaintiffs, as well as other purchasers of life settlements through LPI, to seek rescission of their purchases. Briefing for review before the Texas Supreme Court is ongoing. If the prior decision is upheld, it could result in a material adverse effect on our operations and require substantial changes in our business model.

On April 8, 2011, a putative class action complaint was filed in the 40th Judicial District Court of Ellis County, Texas, styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR). On July 27, 2011, by agreement of the parties, the Willingham case was transferred to the 101st Judicial District Court of Dallas County under Cause No. DC-11-10639. All of the plaintiff’s claims are based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization” on behalf of all Texas residents that purchased an interest in a life settlement facilitated by LPI. On March 15, 2013, the plaintiff filed his fourth amended petition in which eight new named-plaintiffs were added to the suit, and we, Brian D. Pardo, and R. Scott Peden were added as defendants. In addition to the putative class claims concerning the alleged overpayment of premiums, the amended petition asserts individual claims of breach of fiduciary duty against LPI arising from the alleged overpayment of premiums and the alleged use of underestimated life expectancies provided by Dr. Donald Cassidy, as well as aiding and abetting claims against us, Pardo and Peden. On January 22, 2013, a petition was filed in the 162nd Judicial District Court, Dallas County, Texas, styled Stephen Eccles, et al vs. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo and R. Scott Peden on behalf of 23 individuals, all of whom were represented by the same counsel for the plaintiff in the Willingham case. On March 20, 2013, the parties filed a joint motion to consolidate the Eccles case with the Willingham case, which was granted on March 25, 2013. On April 15, 2013, the plaintiffs filed their fifth amended petition dropping all putative class claims and asserting individual claims of breach of fiduciary duty, common law fraud, civil conspiracy, aiding and abetting breach of fiduciary duty and common law fraud, and negligence against us, LPI, Pardo and Peden. The plaintiff seeks economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. On April 9, 2013, an original petition was filed in the 352nd Judicial District Court, Tarrant County, Texas, styled Todd McClain, et al v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden. This suit is virtually identical to the Willingham case. On May 15, 2013, the defendants filed a motion to transfer the McClain and Willingham cases to a Multi-District Litigation Panel for the purposes of transferring and consolidating the Willingham case and the McClain case to a single forum for pretrial purposes. On August 16, 2013, the Multidistrict Litigation Panel issued an opinion granting the motion to transfer, and on September 9, 2013, the Panel issued an Order transferring the McClain case to Judge Slaughter of the 191st District Court of Dallas County and consolidating the McClain case (and any tag along cases subsequently filed) with the Willingham case. The consolidated MDL case is styled In re Life Partners, Inc. Litigation (the “MDL Proceedings”). In the MDL Proceedings, all of plaintiffs’ claims are based upon the alleged failure to engage in “premium optimization,” as well as the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use in the facilitation of life settlement transactions in which plaintiffs acquired interests in life insurance policies. Plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. On August 9, 2013, the Court entered a scheduling order setting a bellwether trial consisting of ten plaintiffs, five selected by plaintiffs and five selected by defendants, with the remaining plaintiffs trying their claims in groups of 16 approximately 90 days after the conclusion of each trial. The parties are currently engaged in discovery, and the bellwether trial is set for September 29, 2014.

On November 8, 2011, a putative class action suit was filed, styled Marilyn Steuben, on behalf of herself and all other California citizens similarly situated v. Life Partners, Inc., Superior Court of the State of California for the County of Los Angeles Court, Case No. BC472953. This suit asserts claims of fiduciary duty, breach of contract, and violations of California’s Unfair Competition law based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization. On December 3, 2012, the plaintiffs filed their motion to intervene in the Turnbow case whereby the plaintiffs sought to join the putative Turnbow class and subclass and to create a new subclass asserting claims for damages related to the defendants’ alleged overpayment of premiums. The Federal District Judge in the Turnbow case denied the plaintiffs’ motion to intervene on February 5, 2013 and the Turnbow case was voluntarily dismissed in December 2013. On January 29, 2014, the parties filed a joint status report with the court, and on February 5, 2014, the court stayed the case pending resolution of the Willingham suit, which is now set for trial in September 29, 2014.  Another joint status update is due June 5, 2014.

On August 16, 2012, a verified petition and application for temporary restraining order, temporary and permanent injunction, appointment of receiver and other relief was filed in the 201st Judicial District Court of Travis County, Texas, styled The State of Texas v. Life Partners Holdings, Inc., Life Partners, Inc., Brian Pardo, and R. Scott Peden, Defendants, and Advance Trust & Life Escrow Services, L.T.A., Purchase Escrow Services, LLC, Pardo Family Holdings, Ltd., Dr. Donald T. Cassidy, and American Stock Transfer & Trust Company, Relief Defendants. The suit sought a temporary restraining order preventing us and LPI from doing business and appointment of receiver based generally on allegations that the life settlements facilitated by us are securities under Texas law and that we made various misrepresentations in the sale of the life settlements, including misrepresentations about the life expectancies of the insureds. At the conclusion of the evidentiary hearing held September 24 and 25, 2012, the Court ruled that the life settlement transactions that we facilitate are not securities under Texas law. On January 8, 2013, the Court issued a final judgment dismissing all of the plaintiff’s claims with prejudice. The Attorney General appealed the ruling to the Third Court of Appeals, Austin, Texas. On February 25, 2014, the Third Court of Appeals issued a ruling that adopted the ruling by the Fifth Court of Appeals in the Arnold case and held that our transactions are securities under Texas law. On March 24, 2014, we appealed this decision to the Texas Supreme Court and have asked that the Supreme Court consolidate our appeal of this decision with our appeal of the decision in the Arnold case. As in the Arnold case, we have asked that, if the prior decision is allowed to stand, the Court of Appeal’s decision be given prospective effect only, rather than retroactive effect, which could allow plaintiffs, as well as other purchasers of life settlements though LPI, to seek rescission of their purchases. Briefing for review before the Texas Supreme Court is ongoing. If the prior decision is upheld, it could result in a material adverse effect on our operations and require substantial changes in our business model.

On March 31, 2014, a complaint was filed in the United States District Court for the Southern District of Florida, styled John Woelfel, individually and F/B/O and In His Capacity as Owner and Beneficiary of the John Woelfe Self-Directed IRA v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and Pardo Family Holdings, Ltd. This suit asserts claims of breach of fiduciary duty, negligence, common law fraud, civil conspiracy, constructive trust, fraudulent transfer, unjust enrichment, and violations of the Federal securities laws. Except for the claims under the Federal securities laws, this suit is virtually identical to the MDL Proceedings. All of plaintiff’s claims are based upon the alleged failure to engage in “premium optimization” and the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use in the facilitation of life settlement transactions in which plaintiff acquired interests in life insurance policies. With respect to the Federal securities laws claims, plaintiff asserts that the life settlements purchased by plaintiff through LPI are securities that were required to be registered under the Federal securities laws. Plaintiff seeks economic and exemplary damages, disgorgement and/or fee forfeiture, rescission, attorneys’ fees and costs, and post and pre-judgment interest. On April 23, 2014, defendants filed a motion to dismiss on the grounds that the complaint fails to satisfy the pleading requirements under the Federal Rules of Civil Procedure. On May 9, 2014, plaintiffs filed an amended complaint in an attempt to address some of the issues raised in the motion to dismiss and adding new plaintiffs, Henry and Diana Funke, thereby mooting the motion. Defendants intend to file an amended motion to dismiss as a result. No trial date has been set, and a scheduling conference is set for June 3, 2014.

On April 15, 2014, we, along with seven shareholders filed an action against optionsXpress, Inc. and two of its former officers entitled Life Partners Holdings, Inc. et al. v. optionsXpress, Inc., Jonathan I. Feldman and Thomas E. Stern, Case No. 14CH6428 Circuit Court of Cook County, Illinois, County Department, Chancery Division. The action is for injunctive relief only and seeks an injunction restraining the unlawful issuance of stock (counterfeiting) under Texas and Illinois law, the unlawful sale of unregistered securities under Texas and Illinois law, fraudulent practices of defendants, unfair competition and deceptive practices of defendants and civil conspiracy among defendants. This action was filed after U.S. SEC Chief Administrative Judge Brenda Murray issued a decision, In the Matter of optionsXpress, Inc. et al, finding and concluding that optionsXpress, Inc., through its senior officers, Feldman and Stern and six of its biggest customers committed securities fraud by engaging in the sales of hundreds of millions of dollars in counterfeit-phantom stock passed off as the genuine stock of 25 public companies, including almost $5.5 million of counterfeit-phantom stock of Life Partners Holdings, Inc. The case was removed from Illinois state court to Federal court. We will ask the court to remand the case back to state court. This is an action to enjoin the defendants from continuing to create and sell counterfeit stock which has not been authorized by us. It is not a suit for monetary damages and, depending on information gleaned through the discovery process, we may or may not be able to formulate an action for damages.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Our Common Stock, Related Shareholder Matters and Our Purchases of Our Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol LPHI. On April 30, 2014, there were 93 shareholders of record of our Common Stock. Most of our common stock is held beneficially in “street name” through various securities brokers, dealers and registered clearing agencies. We believe that there are approximately 6,300 beneficial owners of shares of our common stock who hold in street name. We have 18,647,468 shares of common stock outstanding.

The following table reflects the high and low sales prices of our common stock for each quarterly period during fiscal 2014 and 2013:

	High	Low	Cash Dividends
Fiscal 2013
First Quarter	$4.75	$2.12	$.10
Second Quarter	$2.50	$1.08	$.10
Third Quarter	$4.12	$1.37	$.10
Fourth Quarter	$4.04	$2.39	$.10
Fiscal 2014
First Quarter	$4.47	$2.94	$.10
Second Quarter	$3.86	$2.05	$.05
Third Quarter	$2.28	$1.75	$.05
Fourth Quarter	$3.19	$1.52	$.05

On May 1, 2014, the last reported sale price of our common stock on The NASDAQ Global Select Market was $2.74 per share. Our total share volume for April 2014 was 333,931 shares compared to 1,322,900 shares traded in April 2013.

Dividends

Our Board of Directors determines the amount of and whether to declare dividends. We declared common stock dividends of $0.20 per share in fiscal 2014 and $0.40 per share in fiscal 2013, and have paid dividends of at least $0.05 per share in each quarter since March 1, 2005. Whether we will continue to pay dividends at the rate we have previously will depend on the Board’s determinations, taking into account our working capital, results of operations and other relevant factors.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

We have no outstanding options or shares subject to options or other purchase rights authorized, but not outstanding.

Our Purchases of Our Equity Securities

We made no purchases of our equity securities during fiscal 2014.

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

	Year Ended February 28/29, (millions, except per share information)
	2014	2013	2012	2011	2010
Operating Results
Revenues	$15.7	$18.9	$32.9	$101.6	$108.8
Income (Loss) from Operations	$(9.1)	$(8.2)	$(5.7)	$35.1	$43.4
Pre-tax (Loss) Income	$(3.6)	$(4.1)	$(4.6)	$36.2	$43.3
Net Income (Loss)	$(2.5)	$(2.9)	$(3.1)	$23.4	$26.1

	Year Ended February 28/29, (millions, except per share information)
	2014	2013	2012	2011	2010
Balance Sheet Data
Current Assets	$9.8	$15.7	$18.5	$35.4	$31.9
Current Liabilities	$2.9	$4.4	$4.0	$7.4	$7.8
Working Capital	$6.9	$11.3	$14.5	$28.0	$24.1
Total Assets	$29.5	$36.1	$45.8	$65.8	$61.2
Total Liabilities	$6.8	$7.3	$6.6	$10.5	$11.1
Shareholders’ Equity	$22.7	$28.8	$39.2	$55.3	$50.1
Return on Assets	(7.5)%	(7.1)%	(5.6)%	36.8%	48.6%
Return on Equity	(9.5)%	(8.5)%	(6.6)%	44.4%	59.5%
Per Share Data(1)
Earnings (Loss) Per Share	$(0.13)	$(0.15)	$(0.17)	$1.26	$1.40
Dividends Per Share	$0.20	$0.40	$0.70	$1.04	$0.86
Financial Ratios
Current Ratio	3.4 : 1	3.6 : 1	4.6 : 1	4.8 : 1	4.1 : 1
Quick Ratio	3.4 : 1	3.6 : 1	4.6 : 1	4.8 : 1	4.1 : 1

(1) Earnings per share data restated for the fiscal 2011 stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note: Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See Special Note Regarding Forward-Looking Statements for additional factors relating to such statements.

We provide the following discussion to assist in understanding our financial position as of February 28, 2014 (“fiscal 2014”), and results of operations for the year then ended, and as of and for the years ended February 28, 2013 (“fiscal 2013”), and February 29, 2012 (“fiscal 2012”). As you read this discussion, refer to our Consolidated Financial Statements and Notes thereto. We analyze and explain the differences between periods in the material line items of these statements.

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

We recognize revenue at the time a settlement closes and defer a portion of the revenue in anticipation of policy monitoring services. We amortize the costs of these services over the anticipated life expectancy of the insureds.

We sometimes make short-term advances to facilitate life settlement transactions. These amounts are included in “Accounts receivable – trade” and are collected as the life settlement transactions close. All amounts are considered collectible as we are repaid the advance before any other parties involved in the transaction receive funds.

We follow the guidance contained in Financial Accounting Standards Board Accounting Standards Codification “FASB ASC” 325-30, Investments in Insurance Contracts, to account for our investments in life settlement contracts. ASC 325-30 states that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is made on an instrument by instrument basis and is irrevocable. Under the investment method, a purchaser recognizes the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are capitalized. Under the fair value method, a purchaser recognizes the initial investment at the purchase price. In subsequent periods, the purchaser re-measures the investment at fair value in its entirety at each reporting period and recognizes changes in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We elected to value our investments in life settlement contracts using the investment method. The current portion of our investments in policies was carried at $1,075,205 and $2,329,005 at February 28, 2014 and 2013, respectively. The long-term portion of our investments in policies was carried at $1,165,941 and $0 at February 28, 2014 and 2013, respectively.

We review the carrying value of our investments in policies for impairment whenever events and circumstances indicate that we might not recover the carrying value of the policies from future maturities. In cases where undiscounted expected proceeds from future maturities are less than the carrying value, we recognize an impairment loss equal to an amount by which the carrying value (including expected future costs to maintain the policies) exceeds the expected proceeds. Based on this assessment, we recorded impairment costs for our investments in policies of $297,610, $745,402, and $906,451 during fiscal 2014, 2013 and 2012, respectively.

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

We review the carrying value of our property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment for property and equipment during fiscal 2014, 2013 and 2012.

We must evaluate the carrying value of our investment in life settlements trust for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. We have an investment in a financial instrument held by a third party. We do not have direct ownership of the individual policies but have a derivative right to share in income generated from the policies. Impairment testing entails evaluating our indirect investment in the policies, based on insurance carriers, legal environment, political environment and a basis using the entity’s financial statements. Based on this assessment, we believe that there was no impairment for our investment during fiscal 2014, 2013 and 2012.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 3 of our Consolidated Financial Statements. New pronouncements issued but not effective for us until after February 28, 2014, are not expected to have a material impact on our financial position, results of operations or liquidity.

Life Partners

We are the world’s oldest and only publicly traded company operating exclusively in the life settlement industry. Our revenues are primarily derived from fees associated with facilitating life settlement transactions.

Comparison of Fiscal 2014, 2013 and 2012

We had a net loss of $2,454,105 for fiscal 2014, compared to net losses of $2,877,025 for fiscal 2013 and $3,123,478 for fiscal 2012. The net loss in fiscal 2014, with a 17.0% decrease in gross revenues and a 30.2% decline in revenues, net of brokerage fees, was due to primarily the damage to our licensee network and purchaser base resulting from the SEC investigation and subsequent lawsuit, the filing of multiple private suits, and the publication of news articles criticizing our operations. We have made significant reductions in legal and professional fees, premium advances and impairment expenses which were positive influences in fiscal 2014 when compared to fiscal 2013. The 42.6% decrease in gross revenue and 51.1% decrease in revenues, net of brokerage fees, in fiscal 2013 was primarily the result of the aforementioned news articles and disclosure of the SEC investigation, which occurred in the fourth quarter of fiscal 2011. In fiscal 2012, the aforementioned news articles and disclosure of the SEC investigation resulted in a 67.6% decrease in gross revenues and a 78.8% decrease in revenues, net of brokerage and licensee fees. The decrease in revenues, net of brokerage and licensee fees, together with a large increase in legal and professional fees and impairment expense, offset by significant reduction in settlement costs, resulted in a loss from operations of $5,736,639. Legal and professional costs were $3,211,799, $3,713,536, and $6,522,221 in fiscal 2014, 2013 and 2012, respectively, and were the largest single general and administrative expense. The legal and professional costs were attributable primarily to legal costs associated with the SEC investigation and lawsuit, related private litigation, and our audit fees. See Item 3, Legal Proceedings.

Revenues – Revenues decreased by $3,218,598, or 17.0%, from $18,904,837 in fiscal 2013 to $15,686,239 in fiscal 2014. This decrease was due primarily to the decreased number of settlements, from 35 in fiscal 2013 to 26 in fiscal 2014, along with lower revenues, net of brokerage fees, as a percentage of gross revenue. Revenues decreased by $14,017,352, or 42.6%, from $32,922,189 in fiscal 2012 to $18,904,837 in fiscal 2013. This decrease was due primarily to the decreased number of settlements, from 62 in fiscal 2012 to 35 in fiscal 2013, along with lower revenues, net of brokerage fees, as a percentage of gross revenue. Revenues, net of brokerage fees, were $3,997,820 in fiscal 2014 or 25.5% of gross revenue in fiscal 2014, versus $5,729,582 or 30.3% of gross revenue in fiscal 2013 and $11,714,430 or 35.6% of gross revenue in fiscal 2012, as we increased promotional bonuses and lowered our fees to obtain business. Average revenue per settlement, net of brokerage fees, increased 11.7%, or $63,179 to $603,317 in fiscal 2014 compared to $540,138 in fiscal 2013 and $531,003 in fiscal 2012.

Revenues from initial settlement transactions were $8,572,203 for fiscal 2014 compared to $16,573,473 for fiscal 2013. The drop in revenues from initial sales was largely offset by commissions and fees from resales or tertiary sales, which increased $4,782,672 from $2,331,364 in fiscal 2013 to $7,114,036 in fiscal 2014. This year’s increase in tertiary sale revenue included fee income from resales of abandoned interests of $2,314,888, which was not in place in fiscal 2013.

Since the filing of a civil action by the SEC in January 2012 and related private litigation, demand for our services has been negatively impacted. Since that time, we have devoted substantial resources and the personal time of our senior management to improve licensee relations, develop new clients and work to rebuild confidence in our company. During the 2013 calendar year, over 2,800 of our clients were paid more than $74 million in proceeds from their life settlement transactions. We believe these payouts will result in an increased demand for our services and will enable us to gradually rebuild our markets and expand our client base. We have observed an increase in new clients and deposits into escrow and greater interest in our services. We intend to continue devoting resources to rebuild our client base and increase demand for our services in fiscal 2015. However, restoration of demand approaching levels we recorded in fiscal 2012 may not occur, until and unless we are able to repair the damage caused by the SEC suit, restore trust and confidence within our licensee network and purchaser base, and rebuild our reputation within the industry.

Brokerage and Referral Fees – Brokerage and referral fees decreased 11.3%, or $1,486,836 from $13,175,255 in fiscal 2013 to $11,688,419 in fiscal 2014. Brokerage and referral fees decreased 37.9%, or $8,032,504 from $21,207,759 in fiscal 2012 to $13,175,255 in fiscal 2013. Brokerage and referral fees constituted 74.5%, 69.7%, and 64.4% of revenues in fiscal 2014, 2013 and 2012, respectively. In fiscal 2014, broker referrals accounted for 98% of the total face value of policies transacted. In fiscal 2013, broker referral accounted for 91% of the total face value of policies transacted, and in fiscal 2012, 99%. Policies presented from five brokers each represented more than 10% of all completed transactions in fiscal 2014 and represented 94.7% in total. Policies presented from three brokers each represented more than 10% of all completed transactions in fiscal 2013 and represented 54.7% in total. Policies presented from two brokers each represented more than 10% of all completed transaction in fiscal 2012 and represented 24.3% in total.

Brokerage and referral fees generally increase or decrease with revenues, face value of policies transacted and the volume of transactions, although the exact ratio may vary according to a number of factors. Brokers may adjust their fees with the individual policyholders whom they represent. In some instances, several brokers may compete for representation of the same seller, which will result in lower broker fees. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category and individual agreements between clients and their referring financial planners. To counter declining revenues and to stimulate transaction interest, we have implemented licensee-directed, promotional programs, which have increased referral fees as a percentage of revenues. We also have reduced our fees on select brokerage transactions to remain competitive in the marketplace. The effect of the growing concentration is also reflected in the increase of broker fees as a percentage of revenues.

Operating Expense – General and administrative expenses increased by 8.5% to $8,477,444 in fiscal 2014 versus $7,813,970 in fiscal 2013. General and administrative expenses were $7,778,958 in fiscal 2012. The increase in fiscal 2014 was primarily due to an increase in personnel costs.

Legal and professional expenses decreased by 13.5% to $3,211,799 in fiscal 2014 versus $3,713,536 in fiscal 2013. These expenses are primarily associated with the SEC lawsuit, the private litigation that followed disclosure of the SEC investigation, and auditing fees. Legal and professional expenses in fiscal 2012 were $6,522,221.

Impairment expense for fiscal 2014 declined $447,792 to $297,610. Many of the remaining older viatical policies that were fully impaired in previous periods were sold in fiscal 2013. We decreased impairment expense for our investments in policies from $906,451 in fiscal 2012 to $745,402 in fiscal 2013 again because many of the older viatical policies that we owned were fully impaired in previous periods and were sold. General and administrative expenses increased 8.5% or $663,474 from $7,813,970 in fiscal 2013 to $8,477,444 in fiscal 2014. Increases of $763,672 in personnel expenses and $83,006 in postage expenses were mitigated by decreases of $134,330 in charitable contributions, and $233,726 in other outside services.

Employee bonuses increased $232,110 in fiscal 2014, due in part to $150,000 in executive bonuses paid in the fourth quarter as recognition for efforts in anticipation of the SEC trial scheduled for January 2014 and $137,307 in executive bonuses paid in the second quarter after positive first quarter results. Officer salaries also increased $304,975 in fiscal 2014 to partially offset the compensation declines from earlier years with the absence of profit-based bonuses. Employee bonuses increased $126,064 in fiscal 2013, due in part to $81,708 in executive bonuses paid in the second quarter after positive first quarter results.

We paid $12,511 of settlement expenses for various legal action or claims in fiscal 2014. In fiscal 2013 we recovered non-recurring settlement expenses of $104,453. Settlement expenses in fiscal 2012 were $613,374.

Premium advances, net of reimbursements, in fiscal 2014, 2013 and 2012 were $931,304, $1,526,547, and $1,363,915 respectively. For business goodwill, we may make advances on policy premiums to maintain certain policies. In the typical life settlement, policy premiums for the insured’s projected life expectancy or a fixed period are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. We have several ways to proceed if a purchaser fails to pay premiums. In the past, we have negotiated a repurchase of the policy. In other instances, we have advanced the premiums to maintain the policies. With some advances, we historically allowed the purchaser to retain the policy as an accommodation and based our assumptions that we will ultimately recoup the advances upon the insured’s death. More recently, we have acquired and resold defaulted positions, as provided in the policy funding agreements with clients. We resell the abandoned policies at a fixed percentage of the policy face plus the amount of the premiums advanced. The resale of these policies has improved our cash flow and lowered premium advances.

We must make estimates of the collectability of these premium advances. We record an allowance against the premium advances at the time of the advance as needed and treat reimbursements as a reduction of the allowance if previously reserved. Our historical success of collecting premium advances has enabled us to build a body of evidence by which we can demonstrate full collectability of the remaining balance of advanced premiums.

Interest and Other Income – Interest and other income decreased $103,075 to $83,961 in fiscal 2014 from $187,036 in fiscal 2013. Interest and other income decreased $349,329 from $536,365 in fiscal 2012 to $187,036 in fiscal 2013. The decreases in interest and other income in fiscal 2014 and fiscal 2013 were due to a lower amount of cash available for investment.

Investment and Assignment of Interest in Life Settlement Trust - We have an investment in a life settlement trust, which we believe owns a portfolio of 228 life insurance settlements with a face value of $610.5 million. Our investment was recorded at $6,648,478 as of February 28, 2014. Our earnings from the trust were $114,886, $458,377 and $28,807 in fiscal 2014, 2013 and 2012, respectively. In fiscal 2014, we assigned our distribution rights, subject to a reversionary interest, to unaffiliated third parties, in exchange for net proceeds of $5,254,500. Until and unless the reversionary interest arises, we will not receive further distributions from the trust. The trust has defaulted on certain secured borrowings and the lender has instituted proceedings to foreclose its security interest in the trust’s assets and take the assets in satisfaction of the loan. We, along with the other limited partners and general partner of the trust, have retained legal counsel to represent our interests. We believe the carrying value we have recorded will be fully realized in the future. See Footnote 10 to the Consolidated Financial Statements.

Income from Investments in Policies - Income from investments in policies decreased $3,621,490 from $3,716,225 in fiscal 2013 to $94,735 in fiscal 2014. Income in fiscal 2012 was $809,218. This income in all three years was from sales and maturities in which we owned an interest. The decline in fiscal 2014 income reflects the lower quality of policies that we had in inventory following the sales in fiscal 2013. The current carrying value of all policies we own, net of impairment, was $2,241,146 as of February 28, 2014. We have classified one policy interest valued at $1,075,205, net of impairment, as a current asset, as we anticipate selling this policy interest within the next twelve months. We believe the remainder are not currently marketable and have classified those interests as held for long term. See Footnote 9 to the Consolidated Financial Statements.

Loss on Settlement of Note Receivable – Loss on settlement of note receivable of $231,096 in fiscal 2013 is the net amount from the proceeds received of $350,000 versus amount of note receivable on the consolidated balance sheet at February 29, 2012, which was $581,096. See Footnote 7 to the Consolidated Financial Statements.

Realized Gain/Loss on Investment Securities – We realized a gain on sales of investment securities of $22 in fiscal 2013 and a loss of $185,456 in fiscal 2012. We had no gain or loss in fiscal 2014.

Income Taxes – The income tax benefits were $1,142,312 in fiscal 2014, $1,212,363 in fiscal 2013, and $1,429,921 in fiscal 2012, which arose from negative pretax earnings in each fiscal year. Income tax expense is in direct correlation to pretax earnings, taxed at 35% at the Federal level. Fiscal 2014’s income tax benefit of $1,142,312 is comprised of current Federal expense benefit of $(79), current state tax expense of $63,659, and deferred tax benefit of $1,205,892. Fiscal 2014 tax expense includes an accrual of Texas margin tax in the amount of $72,428 that was paid with the filing of the 2014 annual return on May 15, 2014. Income tax expense was also affected by the establishment of a $611,298 valuation allowance within the deferred income tax asset account in 2011. This allowance was established to recognize the uncertainty of netting future capital gains against a current capital loss. We have net capital losses from prior years of $91,729. This increased the valuation allowance to $643,403 at February 29, 2012 and February 28, 2013 and other adjustments increased the valuation allowance to $672,115 at February 28, 2014.

Liquidity and Capital Resources

Operating Activities – Net cash flows used in operating activities in fiscal 2014 were $2,343,287. Uses of cash flow resulted primarily from a net loss of $2,454,105, income from assignment of income stream of $5,254,500 and a decrease in accounts payable of $682,432. Cash flows provided by operating activities were from an increase in income taxes receivable of $3,445,564, a decrease in net premium advances of $1,907,054 and an increase in deferred policy monitoring costs of $1,245,032. Net cash flows used in operating activities decreased by 59.0%, decreasing $3,367,556 from $5,710,843 in fiscal 2013 to $2,343,287 in fiscal 2014. Net cash flows used in operating activities in fiscal 2013 decreased by 10.6%, decreasing by $676,851 from $6,387,694 in fiscal 2012 to $5,710,843 in fiscal 2013. Fiscal 2013’s uses of cash flow were primarily from a net loss of $2,877,025, an increase of income taxes receivable of $1,659,388, net premium advances of $2,591,934, gain on sales of investments in policies of $3,716,225, and the gain on investment in life settlements trust of $458,377, offset by an increase in accounts payable of $881,247 and an increase in deferred policy monitoring costs of $363,289. Fiscal 2012’s uses of cash flow were primarily from a net loss of $3,123,478 and a decrease in income taxes payable, a decrease in accounts payable and a gain on sales of investments in policies, while impairment of policies and deferred income taxes had a positive impact.

Investing and Financing Activities – Our investing activities provided cash of $5,564,339 in fiscal 2014, primarily from the proceeds of $5,254,500 from the assignment of future income from our life settlement trust investment, proceeds from investments in certificates of deposits of $500,728, proceeds from the life settlements trust of $227,508, and proceeds from sales of investments in policies of $146,530, less $47,695 return of investment in life settlements trust, $250,000 investment in certificate of deposit and $298,844 purchase of investment in policies for investment purposes. Net cash flow provided by investing activities in fiscal 2013 of $9,387,419 consisted of $9,817,929 proceeds from sales of investments in policies, $400,000 proceeds from sales of investments in securities, $691,682 proceeds from our investment in the life settlement trust, offset by $369,611 purchases of policies for investment purposes and $609,371 investment in life settlement trust.

We used $4,661,900 in financing activities in fiscal 2014 versus $7,463,685 in fiscal 2013 and $14,920,716 in fiscal 2012. Financing activities in all three years were solely for dividends.

Working Capital and Capital Availability – As of February 28, 2014, we had cash and cash equivalents of $6,134,731 and working capital of $6,897,415, compared to working capital of $11,381,163 as of February 28, 2013. Our cash during fiscal 2014 decreased by $1,440,848, compared to a decrease of $3,787,109 in fiscal 2013 and a decrease of $16,247,876 in fiscal 2012.

We believe our existing working capital and future cash flows from operating activities will allow us to fund our current operations through fiscal 2015. Our recurring operations are not currently generating sufficient cash to support operations. To fund our short and long-term operations and to pay dividends, we have liquidated much of our investment portfolio, including most of our investments in policies and our investments in securities. We have monetized our investment in the life settlement trust by assigning our current rights to future income. During the fourth quarter of fiscal 2014 we received a Federal income tax refund of $3,507,242, which aided our cash available. Except for our cash and cash equivalents, we have few sources of additional liquidity. As a result, we may not be able to continue to pay dividends at the historical rate and may reduce or eliminate dividends to conserve working capital until we can realize improved operating results.

Outlook

We have confronted a decline in our life settlement markets and the fallout of the SEC action and the resulting private litigation. We believe the market has begun recover. We expect the supply of qualified life settlements to remain strong and believe the low correlation of life settlements returns to fixed-income and equity securities and their competitive rates offer an attractive alternative investment.

While we were exonerated by the outcome of the SEC suit, it is clear that the suit did damage to our reputation and our relationships within our licensee network and client base. We are working to rebuild confidence among our licensees and clients and to expand our client base. We continue to invest significantly in programs to develop and strengthen our relationships with new and inactive licensees. We have increased our communication with our client base, emphasizing the inherent benefits of life settlements as an asset class and the particular advantages of our settlements, which have no annual management fees and do not cap investor returns as do many of the settlements offered in the industry. We believe we have made substantial progress in restoring the confidence and interest of our clients. We are exploring alternatives for expanding our client base, including the marketing of life settlements as securities. Quarterly revenues have increased in the third and fourth quarters of fiscal 2014, reversing a downward trend that began with announcement of the SEC investigation in the fourth quarter of fiscal 2011. Over the past two calendar years, there have been over $112 million in payouts from our life settlement transactions.

While these positive developments are encouraging, we must do more. The large drops in revenues, the significant legal and professional fees, and operating losses we have experienced during fiscal 2014 have eroded the strength of our financial condition. We believe we have sufficient currently available working capital to fund our current operations through fiscal 2015. Our recurring operations are not currently generating sufficient cash to support operations. To supplement recurring operations, we have sold most of the settlements we held for investment and have monetized our investment in the life settlement trust. While we believe we could further support our working capital through other possible asset dispositions, borrowings or equity sales, our opportunities for generating significant cash apart from continuing operations are narrowing. We believe we must generate approximately $30 million in annual revenues to cash flow our operations and pay dividends, and we are working toward that end. In the meanwhile, we are conserving our cash. We have decreased our cash dividends and may reduce or eliminate the dividends for fiscal 2015 and 2016 to conserve working capital until we can realize improved operating results.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of February 28, 2014 were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$47,314	$32,688	$14,626	$-	$-
Total obligations	$47,314	$32,688	$14,626	$-	$-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Our audited Consolidated Financial Statements, together with the report of auditors and the notes to the Consolidated Financial Statements, are included in this Annual Report beginning on page 33.

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2014, 2013 and 2012. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein.

	Fiscal 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$4,263,841	$2,837,243	$4,485,284	$4,099,871
Loss from Operations	$(2,804,190)	$(2,773,050)	$(1,454,819)	$(2,112,363)
Pre-tax Income (Loss)	$2,608,839	$(2,743,073)	$(1,422,925)	$(2,039,258)
Net Income (Loss)	$1,679,178	$(1,793,303)	$(938,766)	$(1,401,214)
Net Income (Loss) Per Share	$0.09	$(0.10)	$(0.05)	$(0.08)

	Fiscal 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5,739,557	$3,062,587	$4,776,403	$5,326,290
Loss from Operations	$(1,709,960)	$(2,628,930)	$(1,797,558)	$(2,082,162)
Pre-tax Income (Loss)	$1,635,963	$(2,534,850)	$(1,139,622)	$(2,050,879)
Net Income (Loss)	$1,037,031	$(1,849,325)	$(753,649)	$(1,311,082)
Net Income (Loss) Per Share	$0.05	$(0.10)	$(0.04)	$(0.07)

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$9,833,395	$10,811,349	$6,666,795	$5,610,650
Loss from Operations	$(1,433,512)	$(509,014)	$(2,162,342)	$(1,631,771)
Pre-tax Loss	$(1,290,866)	$(405,540)	$(1,475,900)	$(1,381,093)
Net Loss	$(874,144)	$(323,183)	$(1,082,848)	$(843,303)
Net Loss Per Share	$(0.05)	$(0.02)	$(0.06)	$(0.05)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2014.

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

We assessed the effectiveness of our internal control over financial reporting as of February 28, 2014, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (1992) issued by COSO. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was effective in achieving its objectives as of February 28, 2014.

The effectiveness of our internal control over financial reporting as of February 28, 2014, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended February 28, 2014

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Life Partners Holdings, Inc.

We have audited Life Partners Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company, and our report dated May 28, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ Whitley Penn LLP

Dallas, Texas

May 28, 2014

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements. The Consolidated Financial Statements for the fiscal 2014, 2013 and 2012, are included in this Annual Report beginning on page 33.

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

May 28, 2014	Life Partners Holdings, Inc.

	By:	/s/ Brian Pardo
Brian D. Pardo
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Pardo	President, Principal Executive	May 28, 2014
Brian D. Pardo	Officer, and Director

/s/ Colette Pieper	Chief Financial Officer and	May 28, 2014
Colette Pieper	Principal Financial and Accounting Officer

/s/ R. Scott Peden	Secretary, Director	May 28, 2014
R. Scott Peden

/s/ Tad Ballantyne	Director	May 28, 2014
Tad Ballantyne

/s/ Harold Rafuse	Director	May 28, 2014
Harold Rafuse

/s/ Fred Dewald	Director	May 28, 2014
Fred Dewald

LIFE PARTNERS HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28/29, 2014, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Life Partners Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Life Partners Holdings, Inc. and subsidiaries (the “Company”), as of February 28, 2014 and 2013, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of February 28, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 28, 2014 expressed an unqualified opinion.

/s/ Whitley Penn LLP

Dallas, Texas

May 28, 2014

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2014 AND 2013

ASSETS

	Feb. 28, 2014	Feb. 28, 2013
CURRENT ASSETS:

Cash and cash equivalents	$6,134,731	$7,575,579
Certificates of deposit	351,588	602,316
Accounts receivable – trade	17,480	78,757
Accounts receivable – other	20,750	13,571
Note receivable	8,912	10,000
Current portion of investments in policies	1,075,205	2,329,005
Income tax overpayment	-	3,457,093
Deferred income taxes	1,947,743	1,444,709
Prepaid expenses	224,233	227,753
Total current assets	9,780,642	15,738,783

PROPERTY AND EQUIPMENT:

Land and building	2,316,202	2,316,202
Proprietary software	554,211	554,211
Furniture, fixtures and equipment	1,536,390	1,564,135
Transportation equipment	9,800	9,800
	4,416,603	4,444,348
Accumulated depreciation	(2,502,647)	(2,323,506)
	1,913,956	2,120,842
OTHER ASSETS:
Premium advances, net of allowance of $4,661,953 in 2014 and $4,315,633 in 2013	7,043,680	9,297,054
Long term portion of investments in policies	1,165,941	-
Investment in life settlements trust	6,648,478	6,713,405
Artifacts and other	837,850	834,700
Deferred income tax asset	2,080,048	1,377,190
Total other assets	17,775,997	18,222,349
Total assets	$29,470,595	$36,081,974

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2014 AND 2013

LIABILITIES AND SHAREHOLDERS' EQUITY

	Feb. 28, 2014	Feb. 28, 2013
CURRENT LIABILITIES:

Accounts payable	$908,963	$1,591,395
Accrued liabilities	353,604	371,426
Dividends payable	936,788	1,869,195
Accrued settlement expense	45,499	74,122
Deferred policy monitoring costs - current	638,373	451,482
Total current liabilities	2,883,227	4,357,620

LONG-TERM LIABILITIES:

Long-term portion of deferred policy monitoring costs	3,892,130	2,833,989
Income taxes payable	56,726	68,255

Total long-term liabilities	3,948,856	2,902,244

Total liabilities	6,832,083	7,259,864

SHAREHOLDERS’ EQUITY:

Common stock, $0.01 par value; 18,750,000 shares authorized; 18,647,468 shares issued and outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	11,413,022	17,596,620
Less: Treasury stock – 102,532 shares as of February 28, 2014 and February 28, 2013	(385,064)	(385,064)
Total shareholders’ equity	22,638,512	28,822,110
Total liabilities and shareholders’ equity	$29,470,595	$36,081,974

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28/29, 2014, 2013 AND 2012

	2014	2013	2012
REVENUES	$15,686,239	$18,904,837	$32,922,189
BROKERAGE FEES	11,688,419	13,175,255	21,207,759
REVENUES, NET OF BROKERAGE FEES	3,997,820	5,729,582	11,714,430
OPERATING AND ADMINISTRATIVE EXPENSES:

General and administrative	8,477,444	7,813,970	7,778,958
Legal and professional fees	3,211,799	3,713,536	6,522,221
Premium advances, net	931,304	1,526,547	1,363,915
Impairment of investments in policies	297,610	745,402	906,451
Settlement costs	12,511	(104,453)	613,374
Depreciation	211,574	253,190	266,150
	13,142,242	13,948,192	17,451,069
LOSS FROM OPERATIONS	(9,144,422)	(8,218,610)	(5,736,639)

Interest and other income	83,961	187,036	536,365
Interest expense	(77)	(1,342)	(5,694)
Income from assignment of income stream	5,254,500	-	-
Earnings from life settlement trust	114,886	458,377	28,807
Income from investments in policies	94,735	3,716,225	809,218
Loss on settlement of note receivable	-	(231,096)	-
Realized gain (loss) on investment securities	-	22	(185,456)
Total other income	5,548,005	4,129,222	1,183,240
LOSS BEFORE INCOME TAXES	(3,596,417)	(4,089,388)	(4,553,399)
INCOME TAX BENEFIT	(1,142,312)	(1,212,363)	(1,429,921)
NET LOSS	$(2,454,105)	$(2,877,025)	$(3,123,478)
Loss per share Basic and Diluted	$(0.13)	$(0.15)	$(0.17)
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	18,647,468	18,647,468	18,647,468
Diluted	18,647,468	18,647,468	18,647,468
THE COMPONENTS OF COMPREHENSIVE INCOME:

Net loss	$(2,454,105)	$(2,877,025)	$(3,123,478)
Gain on investment securities, net of taxes	-	-	89,912
COMPREHENSIVE LOSS	$(2,454,105)	$(2,877,025)	$(3,033,566)
Common share dividends declared	$0.20	$0.40	$0.70

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED FEBRUARY 28/29, 2014, 2013 AND 2012

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Number of Shares	Treasury Stock	Total Shareholders’ Equity
Balance, February 28, 2011	18,750,000	$187,500	$11,423,054	$44,114,389	$(89,912)	102,532	$(385,064)	$55,249,967
Dividends declared	-	-	-	(13,056,785)	-	-	-	(13,056,785)
Change in unrealized gains on investment securities	-	-	-	-	89,912	-	-	89,912
Net loss	-	-	-	(3,123,478)	-	-	-	(3,123,478)
Balance, February 29, 2012	18,750,000	187,500	11,423,054	27,934,126	-	102,532	(385,064)	39,159,616
Dividends declared	-	-	-	(7,460,481)	-	-	-	(7,460,481)
Net loss	-	-	-	(2,877,025)	-	-	-	(2,877,025)
Balance, February 28, 2013	18,750,000	187,500	11,423,054	17,596,620	-	102,532	(385,064)	28,822,110
Dividends declared	-	-	-	(3,729,493)	-	-	-	(3,729,493)
Net loss	-	-	-	(2,454,105)	-	-	-	(2,454,105)
Balance, February 28, 2014	18,750,000	$187,500	$11,423,054	$11,413,022	$-	102,532	$(385,064)	$22,638,512

See the accompanying Summary of Accounting Policies and Notes to the Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28/29, 2014, 2013 AND 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,454,105)	$(2,877,025)	$(3,123,478)
Adjustments to reconcile net loss to operating activities:

Depreciation	211,574	253,190	266,150
Loss on disposal of property & equipment	998	-	-
Realized loss (gain) on investment securities	-	(22)	185,456
Impairment of investments in policies	297,610	745,402	906,451
Income from investments in policies	(94,735)	(3,716,225)	(809,218)
Earnings from life settlements trust	(114,886)	(458,377)	(28,807)
Deferred income taxes	(1,205,892)	2,557,055	753,317
Increase in allowance for premium advances	346,320	511,414	575,025
Income from assignment of income stream	(5,254,500)	-	-
Loss on settlement of note receivable	-	231,096	-

(Increase) decrease in operating assets:

Accounts receivable	54,098	41,394	433,738
Note receivable	1,088	340,000	-
Income taxes receivable (payable)	3,445,564	(1,659,388)	(2,767,111)
Prepaid expenses	3,520	247,084	(378,174)
Artifacts & other	(3,150)	-	-
Premium advances, net	1,907,054	(2,591,934)	(1,287,358)

Increase (decrease) in operating liabilities:

Accounts payable	(682,432)	881,247	(1,455,319)
Accrued liabilities	(17,822)	(233,873)	400,398
Accrued settlement expense	(28,623)	(345,170)	137,821
Deferred policy monitoring costs	1,245,032	363,289	(196,585)
Net cash used in operating activities	(2,343,287)	(5,710,843)	(6,387,694)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in certificates of deposit	(250,000)	(501,468)	(111)
Proceeds from certificates of deposit	500,728	-	-
Proceeds from sales of marketable securities	-	400,022	4,663,547
Purchases of property and equipment	(5,686)	(93,798)	(47,291)
Proceeds from life settlements trust	227,508	691,682	84,443
Proceeds from assignment of income stream	5,254,500	-	-
Investment in life settlements trust	(47,695)	(609,371)	(190,782)
Proceeds from sales of investments in policies	146,530	9,817,929	1,027,018
Maturities of investments in policies	37,298	52,034	293,545
Purchases of investments in policies and capitalized premiums	(298,844)	(369,611)	(769,835)
Net cash provided by investing activities	5,564,339	9,387,419	5,060,534
CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends paid	(4,661,900)	(7,463,685)	(14,920,716)
Net cash used in financing activities	(4,661,900)	(7,463,685)	(14,920,716)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,440,848)	(3,787,109)	(16,247,876)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,575,579	11,362,688	27,610,564
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,134,731	$7,575,579	$11,362,688
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$77	$1,342	$5,694
Income taxes paid	$54,319	$366,620	$634,866

See accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014 and 2013

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

Property and Equipment. Our property and equipment are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for fiscal 2014, 2013 and 2012, was $211,574, $253,190 and $266,150, respectively. The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other. The artifacts and other assets are stated at cost. We have evaluated these assets and believe there is no impairment in their value as of February 28, 2014 and 2013.

Impairment of Long-Lived Assets. We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired. During fiscal 2014, 2013 and 2012, we recorded impairments of $297,610, $745,402 and $906,451, respectively.

Revenue Recognition. We recognize revenue at the time a settlement closes. We defer a portion of the revenue in recognition of minor policy monitoring services provided after the settlement date, the costs of which are amortized over the anticipated life expectancy of the insureds. This amount is shown as Deferred Policy Monitoring Costs within current and long-term liabilities on the balance sheet.

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

Concentrations of Credit Risk and Major Customers. In fiscal 2014, 2013 and 2012, there was no compensation to a single licensee that represented more than 10% of all brokerage and referral fees. In fiscal 2014, five brokers made referrals whose policy face values represented over 10% of our total business. Referrals from these five brokers accounted for 94.7% of our total business. In fiscal 2013, we had three brokers with 10% or more of our total business, and who accounted for 54.7% of our total business. In fiscal 2012, we had two brokers with 10% or more of our total business and they accounted for 24.3% of our total business.

(3) NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. We shall reflect the impact of these amendments beginning in the first quarter of fiscal 2015. We do not anticipate a material impact on our Consolidated Financial Statements.

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

(5) CERTIFICATES OF DEPOSIT

Two certificates of deposit with an original maturity of greater than three months, but less than a year, are held in separate banking institutions at February 28, 2014. One of these certificates of deposits matured in February 2014. It was replaced by a new certificate of deposit at this same banking institution and it has an original maturity of greater than three months, but less than a year. A second certificate of deposit with an original maturity of greater than three months, but less than a year, was held in a separate banking institution at February 28, 2014. Both certificates of deposit are within the FDIC insurance limit at February 28, 2014.

(6) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the consolidated balance sheets termed Accounts Receivable – Trade are amounts representing non-interest bearing advances to facilitate a settlement transaction. We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds. Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment. The receivable amounts at February 28, 2014 and 2013 were $17,480 and $78,757, respectively.

(7) NOTE RECEIVABLE

The amounts of $8,912 and $10,000 shown on the consolidated balance sheets at February 28, 2014 and 2013, respectively, termed Note Receivable represent a note from a non-related person dated January 28, 2013, due April 28, 2013, at 5% annual interest. The note is currently past due and unpaid, with the exception of one partial payment made through collection efforts. We continue to try to collect on this note. During fiscal 2013, we settled a judgment on a note for $350,000 resulting in a loss of $231,096. The loss is shown on the consolidated statement of operations for the period.

(8) PREMIUM ADVANCES

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 29, 2012	$11,020,753
Advances	5,643,983
Reimbursements and adjustments	(3,052,049)
Total premium advance balance at February 28, 2013	13,612,687
Advances	4,331,344
Reimbursements and adjustments	(6,238,398)
Total premium advance balance at February 28, 2014	11,705,633
Allowance for doubtful accounts	(4,661,953)
Net premium advance balance at February 28, 2014	$7,043,680

(9) INVESTMENTS IN POLICIES

From time to time, we acquire interests in policies to hold for investment purposes. ASC 325-30, Investments in Insurance Contracts, provides that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the policy in force are capitalized. We have historically elected to use the investment method and refer to the recorded amount as the carrying value of the policies.

The table below describes the Investments in Policies account at February 28, 2014.

Policies With Remaining Life Expectancy (in years)	Number of Interests in Life Settlement Contracts	Carrying Value	Face Value
0-1	1	$3,506	$18,182
1-2	18	300,866	1,030,059
2-3	1	12,590	103,345
3-4	7	303,684	690,786
4-5	5	1,102,156	2,078,086
Thereafter	178	518,344	2,923,413
Total of all policies	210	$2,241,146	$6,843,871

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

We evaluate the carrying value of our investments in policies on a regular basis and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return. We recognize impairment on individual policies if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We recorded $297,610, $745,402 and $906,451 of impairment for fiscal 2014, 2013 and 2012, respectively. The fair value of the impaired policies at February 28, 2014 and 2013, was $752,713 and $46,110, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the policies in force as of February 28, 2014, are as follows:

Year 1	$247,152
Year 2	328,994
Year 3	278,148
Year 4	237,983
Year 5	216,352
Thereafter	1,623,554
Total estimated premiums	$2,932,183

The majority of our Investments in Policies were acquired as part of regulatory settlement agreements and purchases from existing clients, which we refer to as tertiary purchases. We do not currently have a strategy of buying large amounts of policies for investment purposes. Since the purchases for our own account are motivated generally by settlements and tertiary purchases, our purchases do not materially affect the supply of available policies in the secondary market. The risks that we might experience as a result of investing in policies are an unknown remaining life expectancy, a change in credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and changes in discount rates.

We sold a portion of our Investments in Policies (viaticals) to an unrelated party in fiscal 2013 for $3,829,849. Also in fiscal 2013, we sold a portion of our Investments in Policies (life settlements) to various unrelated buyers for $5,988,080. A portion of the remainder of the carrying value of the investments, $1,075,205, net of impairment, is classified as a current asset, as we anticipate selling this policy interest within the next twelve months. The remainder is classified as held for long term.

(10) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., a Luxembourg joint stock company (the “Trust”), which was created for the acquisition of life settlements. As of February 28, 2014 and 2013, we owned approximately 19.9% of the Trust, carried at $6.6 million and $6.7 million, respectively, and accounted for on the equity method of accounting. At February 28, 2014, we believe the Trust owned a portfolio of 228 life insurance settlements with a face value of $610.5 million, of which LPI supplied settlements with a face value of approximately $278 million. During fiscal 2014, 2013 and 2012, the Trust distributed to us $229,508, $691,682, and $84,443, respectively.

In May 2013, we entered into Assignments of Right to Receive Future Payments (the “Assignments”) with four unaffiliated, accredited investors (the “Assignees”), in which we assigned our right to receive distributions from the Trust, subject to a retained reversionary interests, in exchange for $5,650,000. Our reversionary interest is triggered when the Assignees receive cumulative payments of $9,411,667, if the payments have provided an annually compounded rate of return of 12% or more. If the Assignees have not received the required return, they will continue to receive payments until they receive the 12% return. The Assignees are each private investors, who have purchased life settlements from us previously. Apart from these purchases, they have no affiliation with us or our directors or officers. A referral fee of $395,000 was paid to an unaffiliated individual in connection with the Assignments.

We subsequently learned that a German bank, which had loaned the Trust funds for policy acquisitions, would not renew its loan and was seeking repayment. The Trust was unsuccessful in its attempts to refinance the loan and to negotiate a settlement with the bank. The bank has declared the loan in default and has instituted proceedings to foreclose its security interest in the Trust’s assets and take the assets in satisfaction of the loan. We, along with the other limited partners and general partners of the Trust, have retained legal counsel to represent our interests. We believe the Trust will be successful in retaining its ownership of the Trust’s assets, and that the carrying balance and our investment will be fully realized. We have considered the potential impairment of the investment and believe no impairment to the investment value is warranted because we do not currently believe a loss is probable.

(11) LEASES

We lease office equipment under non-cancelable operating leases expiring in various years through 2016.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of February 28, 2014, for each of the next five years and in the aggregate are as follows:

2014	$32,688
2015	13,116
2016	1,510
Thereafter	-
Total minimum future rental payments	$47,314

Rental expense was $84,766, $90,226 and $97,158 for fiscal 2014, 2013 and 2012, respectively.

Certain operating leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected market value of the property at the expiration of the lease term. Renewal options are for periods of one year at the rental rate specified in the lease.

(12) INCOME TAXES

Total income tax benefit was allocated for the fiscal 2014, 2013 and 2012, as follows:

	2014	2013	2012
Income tax benefit	$(1,142,312)	$(1,212,363)	$(1,429,921)

Income tax benefit was made up of the following components at the year end of fiscal 2014, 2013 and 2012:

	2014	2013	2012
Current tax (benefit) expense	$63,580	$(3,769,418)	$(2,183,238)
Deferred tax expense (benefit)	(1,205,892)	2,557,055	753,317
Total income tax benefit	$(1,142,312)	$(1,212,363)	$(1,429,921)

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for fiscal 2014, 2013 and 2012, as a result of the following:

	2014	2013	2012
United States statutory rate	35.0%	35.0%	35.0%
State income taxes	(1.0)%	(1.1)%	(1.1)%
Permanent differences	(1.5)%	(4.2)%	(2.5)%
Valuation allowance	(0.8)%	-	-
Combined effective tax rate	31.7%	29.7%	31.4%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Feb. 28, 2014	Feb. 28, 2013
Deferred tax assets:
Impairment of investments in policies	$388,676	$305,251
Premium advances allowance	1,631,684	1,510,472
Deferred policy monitoring costs	1,585,675	1,128,832
Capital loss carryover	672,115	672,115
Net operating loss	335,930	-
Charitable contributions	353,380	283,730
Contingency costs	15,924	25,942
Compensated absences	35,842	26,066
State taxes	672	23,889
	5,019,898	3,976,297
Valuation allowance	(672,115)	(643,403)
Net deferred tax assets	4,347,783	3,332,894

Deferred tax liabilities:
Settlement costs	(46,169)	(53,867)
Depreciation	(61,879)	(90,327)
Prepaid expenses	(43,750)	(43,750)
Unrealized revenues and brokerage fees	(154,854)	(309,711)
Loss on investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(319,992)	(510,995)
Total deferred tax asset, net	$4,027,791	$2,821,899

Summary of deferred tax assets:
Current	$1,947,743	$1,444,709
Non-current	2,080,048	1,377,190
Total deferred tax asset, net	$4,027,791	$2,821,899

Income Tax Overpayment. As a result of our operating loss for fiscal 2013, we recorded an income tax receivable for overpayment of Federal income taxes in prior year. We received a Federal income tax refund of $3,507,242 in the Fourth Quarter of this year resulting from the operating loss for fiscal 2013.

Valuation Allowance. At February 28, 2014 and 2013, we had a valuation allowance of $672,115, and $643,403, respectfully, for capital losses resulting from other-than-temporary impairments. This amount represents capital losses that we will not be able to deduct until we have corresponding capital gains to apply the losses against.

Accounting for Uncertainty in Income Taxes. In determining our tax positions, we follow the FASB’s ASC 740. Under the FASB’s ASC 740, evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax Examination. The Internal Revenue Service is currently examining our Federal income tax returns for fiscal 2010, 2011, 2012 and 2013 and our Form 1042 for calendar year 2010. We currently believe that our tax positions taken in these returns will be sustained and the benefits recognized in all material respects. With few exceptions, we are no longer subject to Federal, state or local examinations by tax authorities for fiscal 2009 and earlier.

(13) COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND COMMON STOCK OPTIONS

Comprehensive loss for fiscal 2014, 2013 and 2012, was $(2,454,105) $(2,877,025), and $(3,033,566), respectively. Basic and diluted loss per share for comprehensive loss for fiscal 2014, 2013 and 2012, net of tax, were $(0.13), $(0.15), and $(0.16), respectively.

Dividends. There are no formal restrictions that materially limit, or are reasonably expected to materially limit, our ability to pay dividends. We declared and paid dividends on a quarterly basis and in the amounts as set forth in the following table:

Date Declared	Date Paid	Dividend Amount
01/06/11	02/15/11	$0.04
01/21/11	03/15/11	$0.20
05/04/11	06/15/11	$0.20
08/11/11	09/15/11	$0.20
11/23/11	12/15/11	$0.20
02/27/12	03/15/12	$0.10
03/23/12	06/15/12	$0.10
08/08/12	09/26/12	$0.10
12/03/12	12/17/12	$0.10
02/25/13	03/15/13	$0.10
06/04/13	06/15/13	$0.05
09/06/13	09/17/13	$0.05
12/17/13	01/03/14	$0.05
03/04/14	03/18/14	$0.05

We had no share based awards that were granted, modified or outstanding for fiscal 2014, 2013 and 2012, and as a result, we had no share based compensation expense in any year.

Treasury Stock. We have 102,532 shares that are held in treasury. No treasury share purchases were made in fiscal 2014, 2013 or 2012. The treasury shares are excluded from all calculations of shares outstanding, including the Statements of Shareholders’ Equity and the non-affiliated market value calculation.

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

Our financial assets and liabilities are certificates of deposit, accounts receivable, note receivable, investments in policies, investment in life settlements trust, accounts payable and accrued liabilities. The recorded values of certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 5 through 7. The recorded value of the note receivable is the original note amount plus accrued interest. The investment in the Trust is accounted for using the equity method of accounting and is recorded at our investment account balance. The investment’s fair value is not readily determinable; it is discussed in Note 10.

The carrying value of our investments in policies totaled $2,241,146, which includes $563,898 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $1,737,197. Fair value of the investments in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates. The investments in policies are discussed more fully in Note 9. A progression of the Level 3 inputs is shown in the table below:

Balance at February 28, 2013	$1,184,346
Purchases of policies	(8,574)
Maturities of policies	(15,016)
Sales of policies	(24,686)
Change in valuation	601,127
Estimated Fair Value at February 28, 2014	$1,737,197

(15) RELATED PARTY TRANSACTIONS

We currently operate under an agreement with ESP Communications, Inc. (“ESP”), which is owned by the spouse of our Chairman and CEO. Under the agreement, ESP performs certain post-settlement services for us, which include periodic contact with insureds and their health care providers, monthly record checks to determine an insured’s status, and working with the outside escrow agent in the filing of death claims. Either party may cancel the agreement with a 30-day written notice. We currently pay ESP $7,500 on a semi-monthly basis for its services. We recorded management services expense concerning this agreement with ESP of $180,000 in each of fiscal 2014, 2013 and 2012.

We periodically use an aircraft owned by our Chairman and CEO and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, subpart F). We believe the reimbursed cost is well below the fair rental value for such use. In fiscal 2014, 2013 and 2012, we reimbursed costs of $509,962, $452,424, and $422,057, respectively, for such use. We also periodically used a motoryacht owned by our Chairman and CEO and reimbursed him for the direct costs of our use. We believe the reimbursed cost was well below the fair rental value for such use. This yacht was sold in the Fourth Quarter of fiscal 2013, so we have had no reimbursed costs in fiscal 2014. In fiscal 2013 and 2012, we reimbursed costs of $29,709, and $136,497, respectively, for such use. There was an accounts payable due to the Chairman and CEO of $125,876 as of February 28, 2013, which arose from the aircraft use. Nothing was owed to him as of February 28, 2014.

During the second half of fiscal 2014, we began acquiring and reselling defaulted positions, as provided in the policy funding agreement. A portion of these policies was resold to Paget Holdings Limited, which is affiliated with the Pardo Family Trust, of which Deborah Carr, our Vice President of Administration, is the beneficiary. Deborah Carr is the daughter of Brian Pardo, our Chairman and CEO. In fiscal 2014, we received $642,651 of recovered premiums and $1,276,752 of fee income in sales to Paget. Paget paid the same fixed percentage paid by other third parties. In fiscal 2014, the aggregate above mentioned sales generated fee income of $2,314,888, net of premium reimbursements, and premium reimbursements of $950,109.

(16) CONTINGENCIES

On January 3, 2012, we and certain current directors and current and former officers were sued by the SEC in an action styled Securities and Exchange Commission v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden and David M. Martin, Civil Action No.: 6:12-CV-00002. The suit was filed in the Federal District Court for the Western District of Texas (Austin Division) and alleged that we, our Chairman and CEO, Brian Pardo, General Counsel, Scott Peden, and former Chief Financial Officer, David Martin, had knowledge of, but failed to disclose to our shareholders, the alleged underestimation of the life expectancies of settlors of viatical and life settlement policies. The suit further claimed that we prematurely recognized revenues from the sale of the settlements and that we understated the impairment of our investments in policies. The suit also claimed that Mr. Pardo and Mr. Peden sold shares while possessing inside information (i.e., the alleged knowledge of the underestimation of life expectancies and the purported impact on revenues from such practice). In addition, the suit alleged that the defendants misled the auditors about our revenue recognition policy.

Trial before a jury was held in February 2014. The jury found that neither we, Mr. Pardo nor Mr. Peden committed securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 and that Mr. Pardo and Mr. Peden did not engage in insider trading. In March 2014, the Federal court ruled that the SEC failed to prove any of its fraud claims against us, Mr. Pardo and Mr. Peden under Section 17 of the Securities Act of 1933 (the “Securities Act”), finding that there was no evidence to support the allegations related to revenue recognition for the period of time in question and ordered that judgment be entered in favor of us, Mr. Pardo and Mr. Peden on that issue. As a result of this ruling, the Company, Mr. Pardo and Mr. Peden were completely exonerated from any allegations of fraud alleged by the SEC.

The Court let stand the jury's findings against us, Mr. Pardo and Mr. Peden for violations of various revenue recognition matters. However, the court ultimately ruled there was no evidence of fraud.

In February and March of 2011, six putative securities class action complaints were filed in the U.S. District Court for the Western District of Texas, Waco Division. On July 5, 2011, these actions were consolidated into the case styled Selma Stone, et al. v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and David M. Martin , Civil Action No. DR-11-CV-16-AM in the U.S. District Court for the Western District of Texas, Del Rio Division. On February 10, 2012, plaintiffs filed their first amended complaint alleging the same claims that were asserted in the prior complaint. In the amended complaint, plaintiffs assert substantially similar, and at times identical, facts and allegations to those asserted by the SEC in its complaint. Plaintiffs seek damages and an award of costs on behalf of a class of shareholders who purchased or otherwise acquired our common stock between May 26, 2006, and June 17, 2011. On March 26, 2012, defendants filed their motion to dismiss the amended complaint. The court denied defendants’ motion to dismiss on March 15, 2014. With the ruling on the motion to dismiss, we anticipate that the parties will now commence discovery. No trial date has been set.

We, our directors, and certain present and former officers were named as defendants in a shareholder derivative suit, which is based generally on the same alleged facts as the putative class action suits. On June 1, 2011, Gregory Griswold filed, in the United States District Court for the Western District of Texas, Waco Division, a shareholder derivative complaint styled Gregory Griswold, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00145. On June 9, 2011, Harriet Goldstein filed a second derivative complaint in the United States District Court for the Western District of Texas, Waco Division, styled Harriet Goldstein, Derivatively on Behalf of Life Partners Holdings, Inc. v. Brian D. Pardo, R. Scott Peden, David M. Martin, Tad M. Ballantyne, Fred Dewald, Harold E. Rafuse, & Nina Piper, and Life Partners Holdings, Inc. as a Nominal Defendant, Case Number 6:11-CV-00158. The Goldstein and Griswold and another similar case were all consolidated in the Del Rio Division under Consolidated Case Number 2:11-CV-00043. On August 18, 2011, Griswold and another plaintiff, Steven Zackian, filed a consolidated and amended complaint asserting claims of breach of fiduciary duty, gross mismanagement, and unjust enrichment. This complaint dropped Goldstein as a plaintiff. The complaint alleges that the defendants breached their fiduciary duties to us (the company) through the use of excessive life expectancies and incorrect accounting practices. The complaint also claimed that the defendants caused us to pay “abnormally large dividends” for the benefit of Pardo; and the defendants subjected us to “adverse publicity” as well as lawsuits and regulatory investigations. The complaint also claims that Pardo and Peden had “used their knowledge of Life Partners’ material, non-public information to sell their personal holdings while [our] stock was artificially inflated,” and that the Audit Committee had failed to exercise proper oversight. On December 20, 2011, the independent directors filed an amended motion to dismiss all claims in the complaint, based on the findings of their investigation in response to plaintiffs’ demands. The plaintiffs have conducted limited discovery in response to the motion to dismiss and filed their response on July 15, 2013. A hearing on the motion to dismiss was held in November 2013. On May 7, 2014, the court issued an order and notice of conversion of the motion to dismiss to a motion for summary judgment and ordered the parties to submit additional materials and briefs in support of or opposition to a motion for summary judgment. A hearing date for the motion for summary judgment has not been set.

Six putative class action complaints were filed during 2011 on behalf of purchasers of life settlement interests through Life Partners, Inc. All of these suits were consolidated on June 23, 2011, under the case styled Turnbow et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden, Civil Action No. 3:11-CV-1030-M. On August 25, 2011, the plaintiffs filed their consolidated class action complaint, alleging claims of breach of fiduciary duty against LPI, aiding and abetting breach of fiduciary duty against us, Pardo and Peden, breach of contract against LPI, and violation of California Unfair Competition Law by LPI, Pardo, and Peden. All of the plaintiffs’ claims arose out of the alleged provision of underestimated life expectancies by Dr. Cassidy to LPI and LPI’s use thereof in the facilitation of life settlement transactions in which the plaintiffs acquired interests in life insurance policies. On July 9, 2013, the Federal court issued an order denying class certification. On December 2, 2013, plaintiffs filed a motion for voluntary dismissal without prejudice and a general release by the plaintiffs releasing all defendants from all claims brought in the action. On the same day, the Court issued an order dismissing the action. Copies of the dismissing documents can be found at: http://www.lphi.com/doc/Release_20131203.pdf. Because this action was dismissed voluntarily by the plaintiffs, we consider this matter to be concluded. On March 11, 2011, a purported class action suit was filed in the 191st Judicial District Court of Dallas County, Texas, styled Helen Z. McDermott, Individually and on Behalf of all Others Similarly Situated v. Life Partners, Inc., Cause No. 11-02966. The original petition asserted claims for breach of contract, breach of fiduciary duty, and unjust enrichment on behalf of a putative class of all persons residing in the United States who purchased any portion of a life settlement that matured earlier than the estimated maximum life expectancy. Pursuant to three amendments to the Petition, the plaintiff revised the putative class of persons on whose behalf the plaintiff seeks to represent to be limited to all persons residing in the United States who purchased any portion of one particular life settlement. The plaintiff seeks as purported damages the amount of funds placed in escrow for policy maintenance that was allegedly not needed or used for policy maintenance and was not returned or paid to the plaintiff or the putative class members as well as attorneys’ fees and costs. The plaintiff also seeks certain equitable relief, including injunctive relief, restitution, and disgorgement. Following briefing by the parties and a hearing before the court, the court certified a class consisting of 38 persons residing in the United States that purchased any portion of a life settlement interest in the designated policy. On December 4, 2012, LPI filed a notice of appeal of the district court’s order certifying class with the Fifth District Court of Appeals, Dallas, Texas, which automatically stayed the underlying case until resolution of the appeal. Appellate briefing has been completed by the parties and the Court has heard oral arguments. The Court has not issued a ruling.

On March 14, 2011, a putative class action suit was filed in the 14th Judicial District Court of Dallas County, Texas, styled Michael Arnold and Janet Arnold v. Life Partners, Inc., Life Partners Holdings, Inc., and Abundant Income, Cause No. 11-02995. The plaintiffs ultimately amended their petition several times, adding additional named plaintiffs, and dismissing us (but not LPI) with prejudice. The plaintiffs asserted two causes of action. The first claim asserted that defendants violated the registration provisions of the Texas Securities Act because the life settlements facilitated by LPI were securities and were not registered. The second claim asserted that defendants committed fraud under the Texas Securities Act because they represented that the life settlements were not securities. LPI answered and filed counterclaims against the plaintiffs for the filing of a frivolous lawsuit. On September 26, 2011, the Court entered an order granting LPI’s motion for partial summary judgment. The motion was based on, among other arguments, the arguments that the life settlements had previously been held not to be securities under Federal and state law. As a result of the court order, the plaintiffs’ claims against LPI were dismissed with prejudice. Plaintiffs appealed the Court’s decision dismissing their claims to the Fifth District Court of Appeals, Dallas, Texas. On August 28, 2013, the Fifth District Court of Appeals, Dallas, Texas, in Arnold v. Life Partners, Inc., 5th Dist. Texas Ct. of App., No. 05-12-00092-CV reversing the trial court’s order granting our motion for summary judgment and held that LPI’s life settlements are securities under the Texas Securities Act. The Court of Appeals affirmed the trial court’s order granting defendants’ motion for summary judgment on some, but not all, of the individual plaintiffs’ claims that were barred by the statute of limitations under the Texas Securities Act. The ruling that the life settlements are securities conflicts with the decision by the Federal Circuit Court for the District of Columbia which ruled in SEC v. Life Partners, Inc. that our transactions are not securities under Federal law, and conflicts with the 2004 Waco Court of Appeals decision in Griffitts v. Life Partners, Inc., that the settlements were not securities under Texas law. We strongly disagree with the court’s analysis and conclusions and note that the decision conflicts with the above-referenced cases as well as a Travis County, Texas District Court case, in each of which LPI had prevailed and in which the courts had held that the life settlements were not securities. On March 24, 2014, we appealed the decision to the Texas Supreme Court seeking a review and reversal of the Court of Appeal’s decision that LPI’s life settlements are securities. We have asked that, if the prior decision is allowed to stand, the Court of Appeal’s decision be given prospective effect only, rather than retroactive effect, which could allow plaintiffs, as well as other purchasers of life settlements through LPI, to seek rescission of their purchases. Briefing for review before the Texas Supreme Court is ongoing. If the prior decision is upheld, it could result in a material adverse effect on our operations and require substantial changes in our business model.

On April 8, 2011, a putative class action complaint was filed in the 40th Judicial District Court of Ellis County, Texas, styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR). On July 27, 2011, by agreement of the parties, the Willingham case was transferred to the 101st Judicial District Court of Dallas County under Cause No. DC-11-10639. On January 22, 2013, a petition was filed in the 162nd Judicial District Court, Dallas County, Texas, styled Stephen Eccles, et al vs. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo and R. Scott Peden on behalf of 23 individuals, all of whom were represented by the same counsel for the plaintiff in the Willingham case. On March 20, 2013, the parties filed a joint motion to consolidate the Eccles case with the Willingham case, which was granted on March 25, 2013. In the current pleadings, plaintiffs assert individual claims of breach of fiduciary duty, common law fraud, civil conspiracy, aiding and abetting breach of fiduciary duty and common law fraud, and negligence against us, LPI, Pardo and Peden. The plaintiff seeks economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. On April 9, 2013, an original petition was filed in the 352nd Judicial District Court, Tarrant County, Texas, styled Todd McClain, et al v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden. This suit is virtually identical to the Willingham case. On May 15, 2013, the defendants filed a motion to transfer the McClain and Willingham cases to a Multi-District Litigation Panel for the purposes of transferring and consolidating the Willingham case and the McClain case to a single forum for pretrial purposes. On August 16, 2013, the Multidistrict Litigation Panel issued an opinion granting the motion to transfer, and on September 9, 2013, the Panel issued an Order transferring the McClain case to Judge Slaughter of the 191st District Court of Dallas County and consolidating the McClain case (and any tag along cases subsequently filed) with the Willingham case. The consolidated MDL case is styled In re Life Partners, Inc. Litigation (the “MDL Proceedings”). In the MDL Proceedings, all of plaintiffs’ claims are based upon the alleged failure to engage in “premium optimization,” as well as the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use in the facilitation of life settlement transactions in which plaintiffs acquired interests in life insurance policies. Plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. On August 9, 2013, the Court entered a scheduling order setting a bellwether trial consisting of ten plaintiffs, five selected by plaintiffs and five selected by defendants, with the remaining plaintiffs trying their claims in groups of 16 approximately 90 days after the conclusion of each trial. The parties are currently engaged in discovery and the bellwether trial is set for September 29, 2014.

On November 8, 2011, a putative class action suit was filed, styled Marilyn Steuben, on behalf of herself and all other California citizens similarly situated v. Life Partners, Inc., Superior Court of the State of California for the County of Los Angeles Court, Case No. BC472953. This suit asserts claims of fiduciary duty, breach of contract, and violations of California’s Unfair Competition law based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization. On December 3, 2012, the plaintiffs filed their motion to intervene in the Turnbow case whereby the plaintiffs sought to join the putative Turnbow class and subclass and to create a new subclass asserting claims for damages related to the defendants’ alleged overpayment of premiums. The Federal District Judge in the Turnbow case denied the plaintiffs’ motion to intervene on February 5, 2013 and Turnbow was voluntarily dismissed in December 2013. On January 29, 2014, the parties filed a joint status report with the court, and on February 5, 2014, the court stayed the case pending resolution of the Willingham suit, which is now set for trial in September 29, 2014.  Another joint status update is due June 5, 2014.

On August 16, 2012, a verified petition and application for temporary restraining order, temporary and permanent injunction, appointment of receiver and other relief was filed in the 201st Judicial District Court of Travis County, Texas, styled The State of Texas v. Life Partners Holdings, Inc., Life Partners, Inc., Brian Pardo, and R. Scott Peden, Defendants, and Advance Trust & Life Escrow Services, L.T.A., Purchase Escrow Services, LLC, Pardo Family Holdings, Ltd., Dr. Donald T. Cassidy, and American Stock Transfer & Trust Company, Relief Defendants. The suit sought a temporary restraining order preventing us and LPI from doing business and appointment of receiver based generally on allegations that the life settlements facilitated by us are securities under Texas law and that we made various misrepresentations in the sale of the life settlements, including misrepresentations about the life expectancies of the insureds. At the conclusion of the evidentiary hearing held September 24 and 25, 2012, the Court ruled that the life settlement transactions that we facilitate are not securities under Texas law. On January 8, 2013, the Court issued a final judgment dismissing all of the plaintiff’s claims with prejudice. The Attorney General appealed the ruling to the Third Court of Appeals, Austin, Texas. On February 25, 2014, the Third Court of Appeals issued a ruling that adopted the ruling by the Fifth Court of Appeals in the Arnold case and held that our transactions are securities under Texas law. On March 24, 2014, we appealed this decision to the Texas Supreme Court and have asked that the Supreme Court consolidate our appeal of this decision with our appeal of the decision in the Arnold case. As in the Arnold case, we have asked that, if the prior decision is allowed to stand, the Court of Appeal’s decision be given prospective effect only, rather than retroactive effect, which could allow plaintiffs, as well as other purchasers of life settlements though LPI, to seek rescission of their purchases. Briefing for review before the Texas Supreme Court is ongoing. If the prior decision is upheld, it could result in a material adverse effect on our operations and require substantial changes in our business model.

On March 31, 2014, a complaint was filed in the United States District Court for the Southern District of Florida, styled John Woelfel, et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and Pardo Family Holdings, Ltd. This suit asserts claims of breach of fiduciary duty, negligence, common law fraud, civil conspiracy, constructive trust, fraudulent transfer, unjust enrichment, and violations of the Federal securities laws. Except for the claims under the Federal securities laws, this suit is virtually identical to the MDL Proceedings. All of plaintiff’s claims are based upon the alleged failure to engage in “premium optimization” and the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use in the facilitation of life settlement transactions in which plaintiff acquired interests in life insurance policies. With respect to the Federal securities laws claims, plaintiff asserts that the life settlements purchased by plaintiff through LPI are securities that were required to be registered under the Federal securities laws. Plaintiff seeks economic and exemplary damages, disgorgement and/or fee forfeiture, rescission, attorneys’ fees and costs, and post and pre-judgment interest. On April 23, 2014, defendants filed a motion to dismiss on the grounds that the complaint fails to satisfy the pleading requirements under the Federal Rules of Civil Procedure. On May 9, 2014, plaintiffs filed an amended complaint attempting to address some of the issues raised in the motion to dismiss and adding new plaintiffs, thereby mooting the motion. Defendants intend to file an amended motion to dismiss as a result. No trial date has been set, and a scheduling conference is set for June 3, 2014.

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

(17) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements. The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan for fiscal 2014, 2013 and 2012 were $93,854, $89,026, and $78,431, respectively.

(18) QUARTERLY FINANCIAL DATA

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2014, 2013 and 2012. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein.

	Fiscal 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$4,263,841	$2,837,243	$4,485,284	$4,099,871
Loss from Operations	$(2,804,190)	$(2,773,050)	$(1,454,819)	$(2,112,363)
Pre-tax Income (Loss)	$2,608,839	$(2,743,073)	$(1,422,925)	$(2,039,258)
Net Income (Loss)	$1,679,178	$(1,793,303)	$(938,766)	$(1,401,214)
Net Income (Loss) Per Share	$0.09	$(0.10)	$(0.05)	$(0.08)

	Fiscal 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5,739,557	$3,062,587	$4,776,403	$5,326,290
Loss from Operations	$(1,709,960)	$(2,628,930)	$(1,797,558)	$(2,082,162)
Pre-tax Income (Loss)	$1,635,963	$(2,534,850)	$(1,139,622)	$(2,050,879)
Net Income (Loss)	$1,037,031	$(1,849,325)	$(753,649)	$(1,311,082)
Net Income (Loss) Per Share	$0.05	$(0.10)	$(0.04)	$(0.07)

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$9,833,395	$10,811,349	$6,666,795	$5,610,650
Loss from Operations	$(1,433,512)	$(509,014)	$(2,162,342)	$(1,631,771)
Pre-tax Loss	$(1,290,866)	$(405,540)	$(1,475,900)	$(1,381,093)
Net Loss	$(874,144)	$(323,183)	$(1,082,848)	$(843,303)
Net Loss Per Share	$(0.05)	$(0.02)	$(0.06)	$(0.05)

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Number	Description
3.1	Amended and Restated Certificate of Formation, dated August 8, 2013(1)
3.2	Amended and Restated Bylaws, dated April 2, 2013(2)
4.1	Form of stock certificate for our common stock(3)
10.1	Assignment of Right to Receive Future Payments dated May 24, 2014(4)
10.2	Change in control agreement with Brian Pardo
10.3	Change in control agreement with Scott Peden
10.4	Change in control agreement with Mark Embry
10.5	Change in control agreement with Deborah Carr
10.6	Change in control agreement with Kurt Carr
10.7	Severance agreement with Colette Pieper
14	Code of Ethics for Directors and Executive Officers(5)
21	Subsidiaries of the Registrant
31	Rule 13a-14(a) Certifications
32	Section 1350 Certification

_______________________

(1)	This exhibit was filed with a Form 10-Q/A dated October 12, 2013, and is incorporated by reference herein

(2)	This exhibit was filed with a Form 8-K dated April 5, 2013, and is incorporated by reference herein.

(3)	This exhibit was filed with our Annual Report on Form 10-K for the year ended February 28, 2010, and is incorporated by reference herein.

(4)	This exhibit was filed with a Form 8-K dated May 29, 2013, and is incorporated by reference herein.

(5)	This exhibit was filed with our Annual Report on Form 10-KSB for the year ended February 29, 2004, and is incorporated by reference herein.

Our exhibits to this Annual Report on Form 10-K for the year ended February 28, 2014, as filed with the SEC, are available on our website at www.lphi.com under “Investor Relations/Filings”. They are also available to any shareholder, upon request, by calling 800-368-5569 or writing to Mr. R. Scott Peden, General Counsel, Life Partners Holdings, Inc., 204 Woodhew Drive, Waco, Texas 76712. Shareholders requesting exhibits to the Form 10-K will be provided the same upon payment of reproduction expenses.

