Form 10-Q
period 2014-05-31
LIFE PARTNERS HOLDINGS INC
filed 2014-07-15
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 31, 2014

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Shares of Common Stock, $.01 par value, outstanding as of July 10, 2014: 18,647,468 outstanding (18,750,000 issued less 102,532 treasury shares)

LIFE PARTNERS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE  SHEETS

MAY 31, 2014 (Unaudited) AND FEBRUARY 28, 2014

ASSETS

	May 31, 2014	Feb. 28, 2014
CURRENT ASSETS:

Cash and cash equivalents	$4,688,166	$6,134,731
Certificates of deposit	351,632	351,588
Accounts receivable – trade	48,464	17,480
Accounts receivable – other	30,412	20,750
Note receivable	8,912	8,912
Current portion of investments in policies	967,116	1,075,205
Deferred income taxes	654,844	585,498
Prepaid expenses	289,158	224,233

Total current assets	7,038,704	8,418,397

PROPERTY AND EQUIPMENT:

Land and building	2,316,202	2,316,202
Proprietary software	559,879	554,211
Furniture, fixtures and equipment	1,541,191	1,536,390
Transportation equipment	9,800	9,800
	4,427,072	4,416,603
Accumulated depreciation	(2,550,520)	(2,502,647)

	1,876,552	1,913,956

OTHER ASSETS:

Premium advances, net of allowance of $4,804,305 and $4,661,953, respectively	7,008,713	7,043,680
Long term portion of investments in policies	598,842	1,165,941
Investment in life settlements trust	6,648,478	6,648,478
Artifacts and other	837,850	837,850
Deferred income tax asset	4,291,280	3,442,293
Total other assets	19,385,163	19,138,242

Total assets	$28,300,419	$29,470,595

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

MAY 31, 2014 (Unaudited) AND FEBRUARY 28, 2014

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31, 2014	Feb. 28, 2014
CURRENT LIABILITIES:
Accounts payable	$1,470,417	$908,963
Accrued liabilities	837,877	353,604
Dividends payable	936,773	936,788
Accrued settlement expense	45,499	45,499
Deferred policy monitoring costs - current	702,340	638,373

Total current liabilities	3,992,906	2,883,227

LONG-TERM LIABILITIES:

Long-term portion of deferred policy monitoring costs	4,282,132	3,892,130
Income taxes payable	54,226	56,726

Total long-term liabilities	4,336,358	3,948,856
Total liabilities	8,329,264	6,832,083

SHAREHOLDERS’ EQUITY:

Common stock, $.01 par value 18,750,000 shares authorized; 18,750,000 shares issued and 18,647,468 outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	8,745,665	11,413,022
Less: treasury stock – 102,532 shares as of May 31 and February 28, 2014	(385,064)	(385,064)
Total shareholders’ equity	19,971,155	22,638,512

Total liabilities and shareholders’ equity	$28,300,419	$29,470,595

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2014 AND 2013

(Unaudited)

	Three Months Ended May 31,
	2014	2013
REVENUES	$2,874,936	$4,263,841
BROKERAGE FEES	1,747,751	3,381,426
REVENUES, NET OF BROKERAGE FEES	1,127,185	882,415
OPERATING AND ADMINISTRATIVE EXPENSES:

General and administrative	2,064,735	2,152,418
Legal and professional fees	1,409,769	1,227,094
Premium advances, net	189,331	242,653
Impairment of investments in policies	16,314	11,968
Settlement costs (recoveries)	-	(347)
Depreciation	47,871	52,819

Total operating and administrative expenses	3,728,020	3,686,605

LOSS FROM OPERATIONS	(2,600,835)	(2,804,190)

Interest and other income	16,874	28,770
Interest expense	(160)	(44)
Income from assignment of income stream	-	5,254,500
Earnings from life settlement trust	-	114,886
Income (loss) from investments in policies	(62,222)	14,917

Total other income (expense)	(45,508)	5,413,029

INCOME (LOSS) BEFORE INCOME TAXES	(2,646,343)	2,608,839
Total income tax expense (benefit)	(909,182)	929,661
NET INCOME (LOSS)	$(1,737,161)	$1,679,178
EARNINGS (LOSS): per share – basic and diluted	$(0.09)	$0.09
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: basic and diluted	18,647,468	18,647,468

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2014 AND 2013

(Unaudited)

	Three Months Ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,737,161)	$1,679,178
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	47,871	52,819
Impairment of investments in policies	16,314	11,968
(Income) loss from investments in policies	62,222	(14,917)
Earnings from life settlements trust	-	(114,886)
Deferred income taxes	(918,333)	(34,430)
Increase in allowance for premium advances	142,353	86,414
Income from assignment of income stream	-	(5,254,500)
(Increase) decrease in operating assets:
Accounts receivable	(40,646)	78,757
Income taxes receivable (payable)	(2,500)	914,023
Prepaid expenses	(64,925)	148,803
Premium advances, net	(107,386)	(713,664)
Increase (decrease) in operating liabilities:
Accounts payable	561,454	(293,555)
Accrued liabilities	484,273	521,374
Accrued settlement expense	-	(10,950)
Deferred policy monitoring costs	453,969	69,798
Net cash used in operating activities	(1,102,495)	(2,873,768)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in certificates of deposit	(44)	(43)
Purchases of property and equipment	(10,467)	-
Proceeds from life settlements trust	-	227,508
Proceeds from assignment of income stream	-	5,254,500
Investment in life settlements trust	-	(47,695)
Proceeds from sales of investments in policies	1,684,324	68,626
Purchase of investment in policies and capitalized premiums	(1,087,672)	(43,529)
Net cash provided by investing activities	586,141	5,459,367
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(930,211)	(1,864,687)
Net cash used in financing activities	(930,211)	(1,864,687)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,446,565)	720,912
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,134,731	7,575,579
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,688,166	$8,296,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$160	$44
Income taxes paid	$74,928	$50,069

See accompanying notes to Consolidated Condensed Financial Statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

May 31, 2014

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

Property and Equipment. Our property and equipment are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the three months ended May 31, 2014 and 2013 (the “First Quarter of this year” and “First Quarter of last year”, respectively) was $47,871 and $52,819, respectively. The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other. The artifacts and other assets are stated at cost. We have evaluated these assets and believe there is no impairment in their value as of May 31, 2014, and February 28, 2014.

Impairment of Long-Lived Assets. We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on our analysis, Investments in Policies is the only balance sheet item that has been impaired. During the First Quarter of this year and last year, we recorded impairment expense of $16,314 and $11,968, respectively.

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

Concentrations of Credit Risk and Major Customers. In the First Quarter of this year, one  licensee received compensation that represented more than 10% of brokerage fees constituting 44% of the total. In the First Quarter of last year, there was no compensation to any single licensee organization that represented more than 10% of brokerage fees. For the First Quarter of this year, one broker accounted for more than 10% of the face value of all completed transactions, constituting 100% of the total face value of completed transactions. For the First Quarter of last year, two brokers accounted for more than 10% of the face value of all completed transactions, and constituted 92% of the total face value of completed transactions.

(3) NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. These amendments became effective for the Company in the first quarter of fiscal 2015. These amendments did not have a material impact on our Consolidated Financial Statements.

(4) CASH AND CASH EQUIVALENTS

For purposes of the balance sheets and statements of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents. The average balance of our operating checking account balance is generally in excess of $250,000. The Federal Deposit Insurance Corporation (“FDIC”) currently insures all bank accounts up to $250,000. Amounts in interest-bearing accounts in excess of $250,000, with the exception of amounts in FDIC sweep accounts, are at risk to the extent that their balances exceed FDIC coverage. Money market investments generally do not have FDIC protection. The average balance of our operating checking account balance is generally in excess of $250,000. We believe we have mitigated our exposure to loss with deposits in a combination of five smaller, community banks and one of the largest national financial institutions.

(5) CERTIFICATES OF DEPOSIT

We hold two certificates of deposit with an original maturity of greater than three months, but less than a year, in separate banking institutions at May 31, 2014. Both certificates of deposit are within the FDIC insurance limit at May 31, 2014.

(6) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the balance sheets termed Accounts Receivable – Trade are amounts reflecting non-interest bearing advances to facilitate a settlement transaction. We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds. Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment. The receivable amounts at May 31, 2014, and February 28, 2014, were $48,464 and $17,480, respectively.

(7) NOTE RECEIVABLE

The amount of $8,912 shown on the consolidated balance sheets at each of May 31, 2014 and February 28, 2014, termed Note Receivable, represents a note from a non-related person dated January 28, 2013, due April 28, 2013, at 5% annual interest. The note is currently past due and unpaid, with the exception of one partial payment through collection efforts. We have filed suit with the McLennan County Justice Court to recover amounts owed on this note.

(8) PREMIUM ADVANCES

We occasionally make advances on policy premiums to maintain certain policies. In the life settlements we broker, estimated future premium amounts are escrowed with a trust company. When the future premium amounts in escrow are exhausted, purchasers are contractually obligated to pay the additional policy premiums. Most purchasers pay the premiums. In some instances, purchasers have failed to pay the premiums and we have acquired the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation and to preserve business relationships. In these instances, we pay the premiums to the trust company. By making the advance, we have a contractual right to reimbursement from policy proceeds before the proceeds are distributed to the purchaser, and we make estimates of the collectability of these premium advances and make allowances for nonpayment of the advances.

The table below shows the changes in the premium advances account.

Total premium advance balance at February 28, 2014	$11,705,633
Advances	682,482
Reimbursements and adjustments	(575,097)
Total premium advance balance at May 31, 2014	11,813,018
Allowance for doubtful accounts	(4,804,305)
Net premium advance balance at May 31, 2014	$7,008,713

(9) INVESTMENTS IN POLICIES

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

The table below describes the Investments in Policies account at May 31, 2014.

Policies With Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	1	$3,506	$18,182
1-2	9	37,710	453,432
2-3	1	13,892	103,345
3-4	7	111,579	244,866
4-5	6	245,393	586,377
Thereafter	207	1,153,878	12,811,282
Total	231	$1,565,958	$14,217,484

We evaluate the carrying value of our investments in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return. We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We recorded $16,314 and $11,968 of impairment for the First Quarter of this year and last year, respectively. The fair value of the impaired policies at May 31, 2014, and February 28, 2014, was $259,040  and  $752,713, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of May 31, 2014, are as follows.

Year 1	$134,482
Year 2	224,649
Year 3	290,414
Year 4	338,495
Year 5	411,120
Thereafter	5,561,720
Total estimated premiums	$6,960,880

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

At May 31, 2014, we held Investments in Policies of $1,565,958, net of impairment, of which $967,116 is classified as a current asset as we anticipate selling the policy interests within the next twelve months. The balance of $598,842  is classified as long-term as there is no ready market for these policy interests.

(10) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements. As of May 31, 2014, and February 28, 2014, we owned 19.9% of the trust, carried at $6.6 million as of both dates, and accounted for on the equity method of accounting. At May 31, 2014, the Trust owned a portfolio of 227 life insurance settlements with a face value of $605.5 million, of which LPI supplied settlements with a face value of approximately $278 million.

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

We subsequently learned that a German bank, which had loaned the Trust funds for policy acquisitions, would not renew its loan and was seeking repayment. The Trust was unsuccessful in its attempts to refinance the loan and to negotiate a settlement with the bank. The bank declared a default on the loan, and on May 8, 2014, the bank issued a notice of foreclosure and instructed the credit facility’s master collateral agent to conduct a public auction of the collateral, which consists primarily of the policies. The Trust retained legal counsel in the matter, and its request for a temporary restraining order to prevent the public auction was denied. In the past, the general partner of the Trust has stated informally that the Trust is fully prepared to challenge any attempt at foreclosure that does not provide meaningful consideration to the investors; however, there can be no assurance that we or the other interest holders will agree with any actions taken or not taken by the general partner in this matter or of the outcome of any of these actions. We have considered the potential impairment of the investment and believe no impairment to the investment value is warranted at this time due to the uncertainty of the timeline or of the ultimate outcome of the potential foreclosure proceedings.

The Trust distributed $227,508 in the First Quarter of last year, which was before the Assignments discussed above. The Trust has made no distributions since then.

(11) INCOME TAXES

Total income tax expense was allocated for the First Quarter of this year and last year as follows:

	Three Months Ended May 31,
	2014	2013
Income tax expense (benefit)	$(909,182)	$929,661

Income tax expense (benefit) was made up of the following components:

	Three Months Ended May 31,
	2014	2013
Current income tax expense (benefit)	$9,151	$964,091
Deferred tax expense (benefit)	(918,333)	(34,430)
Total income tax expense (benefit)	$(909,182)	$929,661

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the First Quarter of this year and last year, as a result of the following:

	Three Months Ended May 31,
	2014	2013
United States statutory rate	35.0%	35.0%
State income taxes	-0.2%	0.1%
Permanent differences	-0.4%	0.5%
Combined effective tax rate	34.4%	35.6%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	May 31, 2014	Feb. 28, 2014
Deferred tax assets:
Impairment of investment in policies	$251,367	$388,676
Premium advances allowance	1,681,507	1,631,684
Deferred policy monitoring costs	1,744,565	1,585,675
Capital loss carryover	672,115	672,115
Net operating loss	1,082,529	335,930
Charitable contributions	367,713	353,380
Contingency costs	15,924	15,924
Compensated absences	40,560	35,842
State taxes	2,328	672
	5,858,608	5,019,898
Valuation allowance	(672,115)	(672,115)
Net deferred tax assets	5,186,493	4,347,783
Deferred tax liabilities:
Settlement costs	(40,003)	(46,169)
Depreciation	(53,387)	(61,879)
Prepaid expenses	(17,500)	(43,750)
Unrealized revenues and brokerage fees	(116,139)	(154,854)
Loss on investment in trust	(13,340)	(13,340)
Net deferred tax liabilities	(240,369)	(319,992)
Total deferred tax asset, net	$4,946,124	$4,027,791
Summary of deferred tax assets:
Current	$654,844	$585,498
Non-current	4,291,280	3,442,293
Total deferred tax asset, net	$4,946,124	$4,027,791

Valuation Allowance. At February 28, 2014, we had a valuation allowance of $672,115 for capital losses resulting from other-than-temporary impairments. This amount represents capital losses that we will not be able to deduct until we have corresponding capital gains to apply the losses against. We made no changes to the valuation allowance during the First Quarter of this year.

Tax Examination. The Internal Revenue Service is currently examining our Federal income tax returns for fiscal year 2010, 2011, 2012 and 2013 and our Form 1042 for calendar year 2010. We currently believe that our tax positions taken in these returns will be sustained and the benefits recognized in all material respects. With few exceptions, we are no longer subject to Federal, state or local examinations by tax authorities for fiscal years 2009  and earlier.

Accounting for Uncertainty in Income Taxes. In determining our tax position, we follow FASB’s ASC 740. Under the FASB’s ASC 740, evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

(12)	NET INCOME(LOSS) PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND SHARE BASED AWARDS

Net income (loss) for the First Quarter of this year and last year was ($1,737,161) and $1,679,178, respectively. Basic and diluted earnings (loss) per share for net income for the First Quarter of this year and last year, net of tax, were ($0.09) and $0.09, respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the First Quarter of this year and last year:

Date Declared	Date Paid	Dividend Amount
06/04/13	06/15/13	$0.05
05/28/14	06/16/14	$0.05

Share Based Awards. We had no share based awards that were granted, modified or outstanding for the First Quarter of this year or last year, and as a result, we had no share-based compensation expense in any quarter.

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

The term inputs refers to the assumptions that market participants use in pricing the asset or liability. ASC 820 distinguishes between observable inputs and unobservable inputs. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect an entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. ASC 820 indicates that valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques and creates the following three broad levels, with Level 1 being the highest priority:

·	Level 1 inputs: Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date (e.g., equity securities traded on the New York Stock Exchange).

·	Level 2 inputs: Level 2 inputs are from other-than-quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted market prices of similar assets or liabilities in active markets, or quoted market prices for identical or similar assets or liabilities in markets that are not active).

·	Level 3 inputs: Level 3 inputs are unobservable (e.g., a company’s own data) and should be used to measure fair value to the extent that observable inputs are not available.

Our financial assets and liabilities are certificates of deposit, accounts receivable, note receivable, investments in policies, investment in life settlements trust, accounts payable and accrued liabilities. The recorded values of certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 5 and 6. The recorded value of the note receivable is the current note amount. The note’s fair value is not readily determinable; it is discussed in Note 7. The investment in the Trust is accounted for using the equity method of accounting and is recorded at our investment account balance. The investment’s fair value is not readily determinable; it is discussed in Note 10.

The carrying value of our investments in policies totaled $1,565,958, which includes $462,609 of  capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $ 1,351,251. Fair value of the investments in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates. The investments in policies are discussed more fully in Note 9. A progression of the Level 3 inputs is shown in the table below:

Balance at February 28, 2014	$1,737,197
Sales of policies	(1,101,056)
Purchases of policies	713,258
Change in valuation	1,852
Estimated Fair Value at May 31, 2014	$1,351,251

(14) RELATED PARTY TRANSACTION

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

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration regulations (FAA Part 91, Subpart F). We believe the reimbursed cost is well below the fair rental value for such use. In the three months ended May 31, 2014 and 2013, we reimbursed costs of $120,462  and $106,696, respectively, for such use. As of May 31, 2014, we had an account payable due to Mr. Pardo of $41,080 which arose from the aircraft use. Nothing was owed to Mr. Pardo as of February 28, 2014.

During the second half of fiscal 2014, we began acquiring and reselling defaulted positions, as provided in our purchase documentation. A portion of these policies was resold to Paget Holdings Limited, which is affiliated with the Pardo Family Trust, of which Deborah Carr, our Vice President of Administration, is the beneficiary. Deborah Carr is the daughter of Brian Pardo, our Chairman and CEO. In the First Quarter of fiscal 2015, we received $312,428 of recovered premiums and $680,778 of fee income in sales to Paget. Paget paid the same fixed percentage paid by other third parties. In the First Quarter of fiscal 2015, the aggregate above mentioned sales generated fee income of $804,522, net of premium reimbursements, and premium reimbursements of $345,099. There were no sales to Paget in the First Quarter of fiscal 2014.

(15) CONTINGENCIES

We are aware of certain instances wherein the insurance companies denied payment on policies in which we arranged the settlement with purchasers. Most of these denials are related to unforeseeable reduction in face value. Face value of the policies in question total $76,973 and are recorded in accrued settlement expense at May 31, 2014. During the First Quarter of this year, we accrued no additional amounts for future claims that might arise in relation to these policies and had no payments of settlements.

On March 11, 2011, a purported class action suit was filed in the 191st Judicial District Court of Dallas County, Texas, styled Helen Z. McDermott, Individually and on Behalf of all Others Similarly Situated v. Life Partners, Inc., Cause No. 11-02966. The original petition asserted claims for breach of contract, breach of fiduciary duty, and unjust enrichment on behalf of a putative class of all persons residing in the United States who purchased any portion of a life settlement that matured earlier than the estimated maximum life expectancy. Pursuant to three amendments to the Petition, the plaintiff revised the putative class of persons on whose behalf the plaintiff seeks to represent to be limited to all persons residing in the United States who purchased any portion of one particular life settlement. The plaintiff seeks as purported damages the amount of funds placed in escrow for policy maintenance that was allegedly not needed or used for policy maintenance and was not returned or paid to the plaintiff or the putative class members as well as attorneys’ fees and costs. The plaintiff also seeks certain equitable relief, including injunctive relief, restitution, and disgorgement. Following briefing by the parties and a hearing before the court, the court certified a class consisting of 38 persons residing in the United States that purchased any portion of a life settlement interest in the designated policy which we appealed. On June 23, 2014, the Court upheld the district court’s order certifying the class.

On November 8, 2011, a putative class action suit was filed, styled Marilyn Steuben, on behalf of herself and all other California citizens similarly situated v. Life Partners, Inc., Superior Court of the State of California for the County of Los Angeles Court, Case No. BC472953. This suit asserts claims of fiduciary duty, breach of contract, and violations of California’s Unfair Competition law based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization.” On December 3, 2012, the plaintiffs filed their motion to intervene in the Turnbow case whereby the plaintiffs sought to join the putative Turnbow class and subclass and to create a new subclass asserting claims for damages related to the defendants’ alleged overpayment of premiums. The Federal District Judge in the Turnbow case denied the plaintiffs’ motion to intervene on February 5, 2013 and the Turnbow case was voluntarily dismissed in December 2013. On June 5, 2014, the parties filed a joint status report with the court, and the court continued to stay the case pending resolution of the Willingham suit. Another joint status update is due October 16, 2014. No trial date has been set. Please see the Annual Report on Form 10-K for the year ended February 28, 2014 (the “2014 Annual Report) for a discussion of the case styled Turnbow et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden, Civil Action No. 3:11-CV-1030-M and the case styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR ).

On March 31, 2014, a complaint was filed in the United States District Court for the Southern District of Florida, styled John Woelfel, individually and F/B/O and In His Capacity as Owner and Beneficiary of the John Woelfel Self-Directed IRA v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and Pardo Family Holdings, Ltd. On May 9, 2014, following Defendants filing of a Motion to Dismiss the Complaint, Plaintiffs filed their First Amended Complaint in which Plaintiffs Henry and Diana Funke were added as parties. On May 23, 2014, Defendants filed a Motion to Dismiss Plaintiffs’ First Amended Complaint. On June 17, 2014, plaintiffs voluntarily dismissed their claims for alleged violations of the Federal Securities Act. Defendants’ Motion to Dismiss the Amended Complaint is pending as of the date of this disclosure. This suit asserts claims of breach of fiduciary duty, negligence, common law fraud, aiding and abetting breach of fiduciary duty and common law fraud and civil conspiracy, constructive trust, fraudulent transfer, and unjust enrichment. This suit is virtually identical to the MDL Proceedings. All of plaintiffs’ claims are based upon the alleged failure to utilize “premium optimization” and the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use of those life expectancies in the facilitation of life settlement transactions in which plaintiffs acquired interests in life insurance policies. Plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, rescission, attorneys’ fees and costs, and post and pre-judgment interest. A scheduling order has been issued, and trial is set to begin on January 12, 2015.

During the current quarter, there have been no material developments for legal proceedings except as described above and in our 2014 Annual Report. For a full disclosure of legal proceedings, please reference our 2014 Annual Report.

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

(16) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements. The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan for the First Quarter of this year and last year was $24,921 and $24,916, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note: Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“SEC”), including our Annual Report on Form 10-K for the year ended February 28, 2014 (“ Fiscal 2014 ”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

Life Partners

General. Life Partners Holdings, Inc. (“we” or “Life Partners”) is a specialty financial services company and the parent company of Life Partners, Inc. (“ LPI ”). LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements”. LPI facilitates the sale of life settlements between sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes.

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

We provide purchasing services for life settlements to our client base. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated approximately 156,000 purchaser transactions involving over 6,500 policies totaling over $3.2 billion in face value. We believe our experience, infrastructure, and intellectual capital provide us a distinct competitive advantage and will enable us to reestablish sustainable growth within the life settlement market.

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

The following table shows the number of settlement contracts we have transacted and the aggregate face values of those contracts for the First Quarter of this year and last year:

	Three Months Ended May 31,
	2014	2013
Number of settlements	1	12
Face value of policies	$4,000,000	$28,934,040
Net revenues derived*	$1,127,185	$882,415

__________________

* Net revenues derived include tertiary market transactions and are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended May 31, 2014 and 2013

We reported net loss of $(1,737,161) for the First Quarter of this year, compared to net income of $1,679,178 for the First Quarter of last year. The net loss for the First Quarter of this year was the result of lower revenue from the secondary market as well has significant expenses for legal and professional fees stemming from the litigation against the SEC and other private suits. The net income for the First Quarter of last year was the result of an assignment of our income from our life settlement trust investment, which generated net proceeds of $5,254,500. Without this event, we would have realized a net loss, before taxes, of ($2,645,661) for the First Quarter of last year. The results for the First Quarter of this year in comparison to prior quarter reflect lower revenues from settlement contracts that were mitigated by revenues from tertiary market transactions.

Our operating results generally have been adversely affected by the damage to our licensee network and purchaser base resulting from the SEC investigation and subsequent lawsuit, the filing of multiple private suits, and the publication of news articles criticizing our operations.

Revenues: Revenues decreased by $1,388,905, or 32.6%, from $4,263,841 in the First Quarter of last year to $2,874,936 in the First Quarter of this year. Net revenues increased from $882,415 in the First Quarter of last year to $1,127,185 for the First Quarter of this year, resulting in a 27.7% increase in the net revenues derived. Compared to the First Quarter of last year, we closed a significantly lower number of settlements (from 12 to 1), with lower aggregate face values (from $28.9 million to $4.0 million). However, the decrease in revenues from initial settlement transactions was partially offset by commissions and fees from resales or tertiary transactions.

Revenues from initial settlement transactions were $3,748,448 in the First Quarter of last year compared to a loss of $117,908 in the First Quarter of this year, due to recording an adjustment for deferred revenue. The drop in revenues from initial settlement transactions was largely offset by commissions and fees from resales or tertiary sales, which increased $2,477,451 from $515,393 in the First Quarter of last year to $2,992,844 in the First Quarter of this year. This year’s increase in tertiary sales revenue included fee income from resales of abandoned interests of $804,522, which was not in place in the First Quarter of last year.

Since the filing of a civil action by the SEC in January 2012 and related private litigation, demand for our services has been negatively impacted. Since that time, we have devoted substantial resources and the personal time of our senior management to improve licensee relations, develop new clients and work to rebuild confidence in our company. During the 2013 calendar year, over 2,800 of our clients were paid more than $74 million in maturity proceeds from their life settlement transactions. We believe these payouts will result in an increased demand for our services and will enable us to gradually rebuild our markets and expand our client base. We have observed an increase in new clients and deposits into escrow and greater interest in our services. We intend to continue devoting resources to rebuild our client base and increase demand for our services in fiscal 2015. However, restoration of demand approaching levels we recorded in fiscal 2012 may not occur until and unless we are able to repair the damage caused by the SEC suit, restore trust and confidence within our licensee network and purchaser base, and rebuild our reputation within the industry.

Brokerage and Referral Fees: With the decline in revenues, brokerage and referral fees decreased 48.3% or $1,633,675 from $3,381,426 in the First Quarter of last year to $1,747,751 in the First Quarter of this year. Brokerage and referral fees as a percentage of gross revenue also decreased from 79.3% in the First Quarter of last year to 60.8% in the First Quarter of this year. In the First Quarter of this year and last year, broker referrals accounted for 100% of the total face value of policies transacted. For the First Quarter of this year, one broker accounted for more than 10% of the face value of all completed transactions, constituting 100% of the total face value of the completed transaction. For the First Quarter of last year, two brokers each accounted for more than 10% of the face value of all completed transactions, and constituted 92% of the total face value of completed transactions.

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

Expenses: Operating and administrative expenses increased slightly by 1.1%, or $41,415 from $3,686,605 in the First Quarter of last year to $3,728,020 in the First Quarter of this year. Decreases in net premium advances and in general and administrative expenses were offset by an increase in legal and professional fees. Legal and professional fees increased by 14.9%, or $182,675, primarily as a result of the legal fees associated with the SEC litigation and related shareholder lawsuits. General and administrative expenses decreased by 4.1%, or $87,683, primarily due to decreases in aircraft expense and executive bonuses, offset by increases in payroll and related costs. We accrued $137,307 of executive bonuses in the First Quarter of last year, while no bonuses were paid or accrued for the First Quarter of this year.

During the First Quarter of this year and last year, we made premium advances of $682,482 and $1,060,136, respectively, and were reimbursed $575,097 and $346,472, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and, for business relationships, we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, we generally expect to receive reimbursements of these advanced premiums as a priority payment from the policy proceeds when an insured dies. Net premium advance expense for the First Quarter of this year and last year was $189,331 and $242,653, respectively, primarily as a result of a reduction in the amount of discretionary premium advances.

Total Other Income and Expense. Total other income decreased from $5,413,029 in the First Quarter of last year to expense of ($45,508) in the First Quarter of this year. The primary components in the First Quarter of this year were $16,874 of interest income offset by ($62,222) loss from investments in policies. The primary components in the First Quarter of last year were the assignments of a future income stream from a life settlement trust, which generated net proceeds of $5,254,500, and earnings on distributions from the life settlement trust (before the assignment) of $114,886. Our investment in the life settlement trust was recorded at $6,648,478 at May 31, 2014, and we retained a reversionary interest in the trust. Unless and until the reversionary interest arises, we will not receive distributions from the trust. The trust has defaulted on certain secured borrowings and the lender has instituted proceedings to foreclose its security interest in the trust’s assets and take the assets in satisfaction of the loan. We, along with the other limited partners and general partner of the trust, have retained legal counsel to represent our interests. See Note 10 to the Consolidated Condensed Financial Statements.

Income Taxes: Income tax expense (benefit) decreased due to a decrease in net income. Income tax expense was $929,661 in the First Quarter of last year compared to income tax benefit of ($909,182) in the First Quarter of this year.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of May 31, 2014, were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$132,253	$56,111	$78,142	$-	$-
Total obligations	$132,253	$56,111	$78,142	$-	$-

Liquidity and Capital Resources

Operating Activities: Operating activities in the First Quarter of this year used net cash flow of $1,102,495. Uses of cash flow resulted primarily from a net loss of $1,737,161, deferred income taxes of $918,333, a decrease in net premium advances of $107,386, a decrease in prepaid expenses of $64,925, and a decrease in accounts receivable of $40,646. Cash flows provided by operating activities were from an increase in accounts payable of $561,454, an increase in accrued liabilities of $484,273, an increase in deferred policy monitoring costs of $453,969, an increase in allowance for premium advances of $142,353, and a loss from investment in policies of $62,222. Operating activities in the First Quarter of last year used net cash flows of $2,873,768. Uses of cash flow resulted primarily from the income from assignment of income stream of $5,254,500, an increase in net premium advances of $713,664, and a decrease in accounts payable of $293,555. Cash flows from operating activities were provided by net income of $1,679,178, a decrease in income taxes receivable of $914,023, an increase in accrued liabilities of $521,374, and a decrease in prepaid expenses of $148,803.

Investing Activities: Investing activities in the First Quarter of this year provided net cash flows of $586,141. This amount was primarily due to proceeds of $1,684,324 from the sales of investments in policies offset by $1,087,672 used for purchase of investment in policies and capitalized premiums. In comparison, investing activities in the First Quarter of last year provided net cash flows of $5,459,367. This amount was primarily due to proceeds of $5,254,500 from the assignments of future income from our life settlement trust investment, proceeds from the life settlements trust of $227,508, and proceeds from sales of investments in policies of $68,626, less $47,695 return of investment in life settlements trust.

Financing Activities: For the First Quarter of this year and the First Quarter of last year, we used $930,211 and $1,864,687, respectively, to pay dividends.

Working Capital and Capital Availability: As of May 31, 2014, we had working capital of $3,045,798, which reflects a working capital decrease of $8,565,667 during the last twelve month period, primarily due to operating losses and payment of dividends. Cash and cash equivalents decreased $3,608,325, from $8,296,491 as of May 31, 2013, to $4,688,166 as of May 31, 2014.

We believe our existing working capital and future cash flows from operating activities will allow us to fund our current operations through fiscal 2015. Our recurring operations are not currently generating sufficient cash to support operations. To fund our short and long-term operations and to pay dividends, we have liquidated much of our investment portfolio, including most of our investments in policies. We presently hold policies carried at $1.6 million, of which $967,116 is classified as a current asset as we anticipate selling the policy interests within the next twelve months. We monetized our investment in the life settlement trust by assigning our current rights to future income. During the fourth quarter of fiscal 2014 we received a Federal income tax refund of $3,507,242, which aided our cash available. Except for our cash and cash equivalents, we have few sources of additional liquidity. As a result, we may not be able to continue to pay dividends at the historical rate and may reduce or eliminate dividends to conserve working capital until we can realize improved operating results.

Outlook

We have confronted a decline in our life settlement markets with the fallout of the SEC action and the resulting private litigation. We believe the market and our position in the market has begun to recover. We expect the supply of qualified life settlements to remain strong and believe the low correlation of life settlements returns to fixed-income and equity securities and their competitive rates offer an attractive alternative investment.

While we were exonerated by the outcome of the SEC suit it is clear that the suit did damage to our reputation and our relationships within our licensee network and client base. We are working to rebuild confidence among our licensees and clients and to expand our client base. We continue to invest significantly in programs to develop and strengthen our relationships with new and inactive licensees. We have increased our communication with our client base, emphasizing the inherent benefits of life settlements as an asset class and the particular advantages of our settlements, which have no annual management fees and do not cap investor returns as do many of the settlements offered in the industry. We believe we have made substantial progress in restoring the confidence and interest of our clients. We are exploring alternatives for expanding our client base, including the marketing of life settlements as securities. Over the last two calendar years, there have been over $112 million in payouts from our life settlement transactions.

With these positive developments, our operating results for the First Quarter of this year are disappointing and we must do more to improve our operating results. The large drops in revenues, the significant legal and professional fees, and operating losses we have experienced during fiscal 2014 have eroded the strength of our financial condition, and we have continued to experience these effects through the First Quarter of this year. We believe we have sufficient currently available working capital to fund our current operations through fiscal 2015. Our recurring operations are not currently generating sufficient cash to support operations. To supplement recurring operations, we have sold most of the settlements we held for investment and have monetized our investment in the life settlement trust. While we believe we could further support our working capital through other possible asset dispositions, borrowings or equity sales, our opportunities for generating significant cash apart from continuing operations are narrowing. We believe we must generate approximately $30 million in annual revenues to fund our operations and pay dividends, and we are working toward that end. In the meanwhile, we are conserving our cash. We have decreased our cash dividends and may reduce or eliminate the dividends for the remainder of fiscal 2015 and for 2016 to conserve working capital until we can realize improved operating results.

Critical Accounting Estimates, Assumptions and Policies

See “Critical Accounting Estimates, Assumptions and Policies” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014, filed with the SEC and incorporated by reference herein. There were no changes to our critical accounting policies during the First Quarter of this year.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements or transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”)), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. With the participation of our Chief Executive Officer and our Chief Financial Officer, we have concluded that there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended May 31, 2014).

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 11, 2011, a purported class action suit was filed in the 191st Judicial District Court of Dallas County, Texas, styled Helen Z. McDermott, Individually and on Behalf of all Others Similarly Situated v. Life Partners, Inc., Cause No. 11-02966. The original petition asserted claims for breach of contract, breach of fiduciary duty, and unjust enrichment on behalf of a putative class of all persons residing in the United States who purchased any portion of a life settlement that matured earlier than the estimated maximum life expectancy. Pursuant to three amendments to the Petition, the plaintiff revised the putative class of persons on whose behalf the plaintiff seeks to represent to be limited to all persons residing in the United States who purchased any portion of one particular life settlement. The plaintiff seeks as purported damages the amount of funds placed in escrow for policy maintenance that was allegedly not needed or used for policy maintenance and was not returned or paid to the plaintiff or the putative class members as well as attorneys’ fees and costs. The plaintiff also seeks certain equitable relief, including injunctive relief, restitution, and disgorgement. Following briefing by the parties and a hearing before the court, the court certified a class consisting of 38 persons residing in the United States that purchased any portion of a life settlement interest in the designated policy which we appealed. On June 23, 2014, the Court upheld the district court’s order certifying the class.

On November 8, 2011, a putative class action suit was filed, styled Marilyn Steuben, on behalf of herself and all other California citizens similarly situated v. Life Partners, Inc., Superior Court of the State of California for the County of Los Angeles Court, Case No. BC472953. This suit asserts claims of fiduciary duty, breach of contract, and violations of California’s Unfair Competition law based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization. On December 3, 2012, the plaintiffs filed their motion to intervene in the Turnbow case whereby the plaintiffs sought to join the putative Turnbow class and subclass and to create a new subclass asserting claims for damages related to the defendants’ alleged overpayment of premiums. The Federal District Judge in the Turnbow case denied the plaintiffs’ motion to intervene on February 5, 2013 and the Turnbow case was voluntarily dismissed in December 2013. On June 5, 2014, the parties filed a joint status report with the court, and the court continued to stay the case pending resolution of the Willingham suit. Another joint status update is due October 16, 2014. No trial date has been set.

On March 31, 2014, a complaint was filed in the United States District Court for the Southern District of Florida, styled John Woelfel, individually and F/B/O and In His Capacity as Owner and Beneficiary of the John Woelfel Self-Directed IRA v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and Pardo Family Holdings, Ltd. On May 9, 2014, following Defendants filing of a Motion to Dismiss the Complaint, Plaintiffs filed their First Amended Complaint in which Plaintiffs Henry and Diana Funke were added as parties. On May 23, 2014, Defendants filed a Motion to Dismiss Plaintiffs’ First Amended Complaint. On June 17, 2014, plaintiffs voluntarily dismissed their claims for alleged violations of the Federal Securities Act. Defendants’ Motion to Dismiss the Amended Complaint is pending as of the date of this disclosure. This suit asserts claims of breach of fiduciary duty, negligence, common law fraud, aiding and abetting breach of fiduciary duty and common law fraud and civil conspiracy, constructive trust, fraudulent transfer, and unjust enrichment. This suit is virtually identical to the MDL Proceedings. All of plaintiffs’ claims are based upon the alleged failure to utilize “premium optimization” and the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use of those life expectancies in the facilitation of life settlement transactions in which plaintiffs acquired interests in life insurance policies. Plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, rescission, attorneys’ fees and costs, and post and pre-judgment interest. A scheduling order has been issued, and trial is set to begin on January 12, 2015.

During the current quarter, there have been no material developments for legal proceedings except as described above and in our Annual Report on Form 10-K for the year ended February 28, 2014 (the “2014 Annual Report”). For a full disclosure of legal proceedings, please reference our 2014 Annual Report.

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

ITEM 1A.	RISK FACTORS:

See “Risk Factors” in our 2014 Annual Report for a detailed discussion of the risk factors affecting us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.	MINE SAFETY DISCLOSURES:

Not applicable.

ITEM 5.	OTHER INFORMATION:

None

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 15, 2014

Life Partners Holdings, Inc.

By: /s/ Brian D. Pardo
Brian D. Pardo
President and Chief Executive Officer
(Signing on behalf of the registrant and as principal executive officer)

By: /s/ Colette Pieper
Colette Pieper
Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

DESCRIPTION OF EXHIBITS

Number	Description	Page

31.1	Rule 13a-14(a) Certification of CEO	27
31.2	Rule 13a-14(a) Certification of CFO	28
32	Section 1350 Certification	29

