Form 10-Q
period 2014-08-31
LIFE PARTNERS HOLDINGS INC
filed 2014-10-15
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2014

or

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

Shares of Common Stock, $.01 par value, outstanding as of October 14, 2014: 18,647,468 outstanding (18,750,000 issued less 102,532 treasury shares)

LIFE PARTNERS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AUGUST 31, 2014 (Unaudited) AND FEBRUARY 28, 2014

ASSETS

	Aug. 31, 2014	Feb. 28, 2014
CURRENT ASSETS:
Cash and cash equivalents	$3,058,878	$6,134,731
Certificates of deposit	351,804	351,588
Accounts receivable – trade	37,465	17,480
Accounts receivable – other	288,287	20,750
Note receivable	8,912	8,912
Current portion of investments in policies	598,288	1,075,205
Deferred income taxes	655,157	585,498
Prepaid expenses	220,210	224,233
Total current assets	5,219,001	8,418,397
PROPERTY AND EQUIPMENT:
Land and building	2,316,202	2,316,202
Proprietary software	559,879	554,211
Furniture, fixtures and equipment	1,545,507	1,536,390
Transportation equipment	9,800	9,800
	4,431,388	4,416,603
Accumulated depreciation	(2,597,980)	(2,502,647)
	1,833,408	1,913,956
OTHER ASSETS:
Premium advances, net of allowance of $4,945,118 and $4,661,953 respectively	7,229,712	7,043,680
Long term portion of investments in policies	124,739	1,165,941
Investment in life settlements trust	-	6,648,478
Artifacts and other	837,850	837,850
Deferred income tax asset	4,575,733	3,442,293
Total other assets	12,768,034	19,138,242
Total assets	$19,820,443	$29,470,595

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AUGUST 31, 2014 (Unaudited) AND FEBRUARY 28, 2014

LIABILITIES AND SHAREHOLDERS' EQUITY

	Aug. 31,	Feb. 28,
	2014	2014
CURRENT LIABILITIES:
Accounts payable	$1,634,882	$908,963
Accrued liabilities	332,601	353,604
Dividends payable	936,758	936,788
Accrued settlement expense	45,499	45,499
Deferred policy monitoring costs - current	708,405	638,373
Total current liabilities	3,658,145	2,883,227
LONG-TERM LIABILITIES:
Long-term portion of deferred policy monitoring costs	4,319,110	3,892,130
Income taxes payable	16,572	56,726
Total long-term liabilities	4,335,682	3,948,856
Total liabilities	7,993,827	6,832,083
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 18,750,000 shares authorized; 18,750,000 shares issued and 18,647,468 outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	601,126	11,413,022
Less: treasury stock – 102,532 shares as of August 31 and February 28, 2014	(385,064)	(385,064)
Total shareholders' equity	11,826,616	22,638,512

Total liabilities and shareholders' equity	$19,820,443	$29,470,595

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2014 AND 2013

(Unaudited)

	Three Months Ended Aug. 31,		Six Months Ended Aug. 31,
	2014	2013	2014	2013
REVENUES	$5,249,640	$2,837,243	$8,124,577	$7,101,084
BROKERAGE FEES	2,885,248	2,748,456	4,633,000	6,129,882
REVENUES, NET OF BROKERAGE FEES	2,364,392	88,787	3,491,577	971,202
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	1,969,407	2,057,011	4,034,142	4,209,429
Legal and professional expense	1,091,268	413,918	2,501,037	1,641,012
Premium advances, net	199,304	118,291	388,635	360,944
Impairment of investments in policies	15,022	211,596	31,336	223,564
Settlement costs	600	15,860	600	15,513
Depreciation	47,462	45,161	95,333	97,980
Total operating and administrative expenses	3,323,063	2,861,837	7,051,083	6,548,442
LOSS FROM OPERATIONS	(958,671)	(2,773,050)	(3,559,506)	(5,577,240)
OTHER INCOME (EXPENSES):
Interest and other income	13,733	25,647	30,607	54,407
Interest expense	(21)	(31)	(181)	(65)
Income from assignment of income stream	-	-	-	5,254,500
Impairment of investment in life settlements trust	(6,648,478)	-	(6,648,478)	-
Earnings from life settlements trust	-	-	-	114,886
Income from investments in policies	106,102	4,361	43,880	19,278
Total other income (expense)	(6,528,664)	29,977	(6,574,172)	5,443,006
LOSS BEFORE INCOME TAXES	(7,487,335)	(2,743,073)	(10,133,678)	(134,234)
Total income tax benefit	(277,345)	(949,770)	(1,186,527)	(20,109)
NET LOSS	$(7,209,990)	$(1,793,303)	$(8,947,151)	$(114,125)
LOSS: per share – basic and diluted	$(0.39)	$(0.10)	$(0.48)	$(0.01)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: basic and diluted	18,647,468	18,647,468	18,647,468	18,647,468

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2014 AND 2013

(Unaudited)

	Six Months Ended Aug. 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,947,151)	$(114,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	95,333	97,980
Impairment of investments in policies	31,336	223,564
Earnings from investment in life settlements trust	-	(114,886)
Deferred income taxes	(1,203,099)	(348,705)
Increase in allowance for premium advances	283,165	125,275
Income from investments in policies	(43,880)	(19,278)
Income from assignment of income stream	-	(5,254,500)
Impairment of investment in life settlements trust	6,648,478	-
(Increase) decrease in operating assets:
Accounts receivable	(287,522)	78,757
Income taxes receivable (payable)	(40,154)	274,428
Prepaid expenses	4,023	(82,357)
Premium advances, net	(469,197)	390,940
Increase (decrease) in operating liabilities:
Accounts payable	725,919	(918,004)
Accrued liabilities	(21,003)	(33,380)
Accrued settlement expense	-	(10,950)
Deferred policy monitoring costs	497,012	581,625
Net cash used in operating activities	(2,726,740)	(5,123,616)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(216)	(250,000)
Proceeds from certificate of deposit	-	501,069
Purchases of property and equipment	(14,783)	(1,096)
Proceeds from life settlements trust	-	227,508
Proceeds from assignment of income stream	-	5,254,500
Investment in life settlements trust	-	(47,695)
Proceeds from sales of investments in policies	1,742,605	68,626
Maturities of investments in policies	33,788	8,419
Purchase of investment in policies and capitalized premiums	(245,730)	(105,678)
Net cash provided by investing activities	1,515,664	5,655,653
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,864,777)	(2,797,001)
Net cash used in financing activities	(1,864,777)	(2,797,001)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,075,853)	(2,264,964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,134,731	7,575,579
CASH AND CASH EQUIVALENTS, END OF PERIOD	3,058,878	5,310,615
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$181	$75
Income taxes paid	$74,928	$54,169

See accompanying notes to Consolidated Condensed Financial Statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

August 31, 2014

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

Property and Equipment. Our property and equipment are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the six months ended August 31, 2014 and 2013 (the “First Half of this year” and “First Half of last year”, respectively) was $95,333 and $97,980, respectively. The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other. The artifacts and other assets are stated at cost. We have evaluated these assets and believe there is no impairment in their value as of August 31, 2014, and February 28, 2014.

Impairment of Long-Lived Assets. We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on our analysis, Investments in Policies and Investment in Life Settlements Trust are the two balance sheet items that have been impaired. During the First Half of this year and last year, we recorded impairment expense of $6,679,814 and $223,564, respectively.

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

Concentrations of Credit Risk and Major Customers. In the Second Quarter of this year and last year, there was one licensee whose compensation represented more than 10% of brokerage fees. In the First Half of this year, there was one licensee whose compensation represented more than 10% of brokerage fees, and in the First Half of last year there were two licensees whose compensation represented more than 10% of brokerage fees. For the Second Quarter of this year, one broker who accounted for more than 10% of the face value of all completed transactions, constituted 90.8% of the total face value of completed transactions. For the Second Quarter of last year, three brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 100% of the total face value of completed transactions. For the First Half of this year, two brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 95.0% of the total face value of completed transactions. For the First Half of last year, three brokers accounted for more than 10% of the face value of all completed transactions, and constituted 91% of the total face value of completed transactions.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein.  We are currently evaluating the impact of our pending adoption of ASU 2014-09.

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

(5) CERTIFICATES OF DEPOSIT

Two certificates of deposit with an original maturity of greater than three months, but less than a year, were held in separate banking institutions at February 28, 2014. One of these certificates of deposit matured in August 2014. It was replaced by a new certificate of deposit at this same banking institution and it has an original maturity of greater than three months, but less than a year. A second certificate of deposit with an original maturity of greater than three months, but less than a year was held in a separate banking institution at August 31, 2014.

(6) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the consolidated balance sheets termed Accounts Receivable – Trade, are amounts reflecting non-interest bearing advances to facilitate a settlement transaction. We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds. Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment. The receivable amounts at August 31, 2014, and February 28, 2014, were $37,465 and $17,480, respectively.

(7) ACCOUNTS RECEIVABLE – OTHER

The amount shown on the consolidated balance sheet at August 31, 2014, termed Accounts Receivable – Other, includes an amount owed from a closed foreign trading account when the account was liquidated and the funds were allegedly diverted by the trading manager. This situation was discovered during the Second Quarter of the current fiscal year and we are currently undertaking collection efforts to recover this amount. We believe the balance to be recovered is $257,395, which was the amount we reported on our balance sheet for the First Quarter of fiscal 2015 as part of Cash and Cash Equivalents. The amount reported as part of Cash and Cash Equivalents as of February 28, 2014 was $258,243. The balance at August 31, 2014 also includes $30,892 of amounts owed to us from employees as well as amounts due us from maturities of policies. The balance at February 28, 2014 for amounts owed to us from employees as well as amounts due us from maturities of policies was $20,750.

(8) NOTE RECEIVABLE

The amount of $8,912 shown on the consolidated balance sheets at each of August 31, 2014 and February 28, 2014, termed Note Receivable, represents a note from a non-related person dated January 28, 2013, due April 28, 2013, at 5% annual interest. The note is currently past due and unpaid, with the exception of one partial payment through collection efforts. We have filed suit with the McLennan County Justice Court to recover amounts owed on this note.

(9) PREMIUM ADVANCES

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 28, 2014	$11,705,633
Advances	1,595,303
Reimbursements and adjustments	(1,126,106)
Total premium advance balance at August 31, 2014	12,174,830
Allowance for doubtful accounts	(4,945,118)
Net premium advance balance at August 31, 2014	$7,229,712

(10) INVESTMENTS IN POLICIES

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

The table below describes the Investments in Policies account at August 31, 2014.

Policies With Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	1	$3,506	$18,182
1-2	6	31,242	351,872
2-3	4	40,626	143,607
3-4	5	98,713	223,472
4-5	6	245,387	616,888
Thereafter	219	303,553	2,900,383
Total	241	$723,027	$4,254,404

We evaluate the carrying value of our investments in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return. We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We recorded $31,336 and $223,564 of impairment for the First Half of this year and last year, respectively. The fair value of the impaired policies at August 31, 2014 and February 28, 2014, was $209,793 and $752,713, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of August 31, 2014, are as follows.

Year 1	$42,052
Year 2	114,396
Year 3	109,239
Year 4	102,889
Year 5	107,605
Thereafter	1,456,246
Total estimated premiums	$1,932,427

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

At August 31, 2014, we held Investments in Policies of $723,027, net of impairment, of which $598,288 is classified as a current asset, as we anticipate selling the policy interests within the next twelve months. The balance of $124,739 is classified as long-term as there is no ready market for these policy interests.

(11) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements. As of February 28, 2014, we owned 19.9% of the trust, carried at $6.6 million, and accounted for on the equity method of accounting. At February 28, 2014, the Trust owned a portfolio of 228 life insurance settlements with a face value of $610.5 million, of which LPI supplied settlements with a face value of approximately $278 million. At August 31, 2014, the Trust no longer owned the portfolio due to a foreclosure sale on August 6, 2014. We have impaired the investment because of uncertainty of foreclosure and seizure of the portfolio of assets by the German bank (see discussion below.)

In May 2013, we entered into Assignments of Right to Receive Future Payments (the “Assignments”) with four unaffiliated, accredited investors (the “Assignees”), in which we assigned our right to receive distributions from the Trust, subject to a retained reversionary interest, in exchange for $5,650,000. Under the terms of the Assignment, our reversionary interest was to have been triggered when the Assignees received cumulative payments of $9,411,667, if the payments had provided an annually compounded rate of return of 12% or more on amounts invested. If the Assignees had not received the required return, they were to continue to receive payments until they received the 12% return on their invested amount. Since the Trust no longer owns the portfolio, it is not expected that any further payments will be made to us or the Assignees since the Trust no longer owns the portfolio, which was the source of the payments, nor do we expect to receive the reversionary interest, unless there is a positive result in the disposition of the amended claims discussed in the following paragraph. The Assignees are each private investors who have purchased life settlements from us previously. Apart from these purchases, they have no affiliation with us or our directors or officers.  A referral fee of $395,500 was paid to an unaffiliated individual in connection with the assignment.

Subsequent to the Assignments in May 2013, we learned that a German bank, which had loaned the Trust funds for policy acquisitions, would not renew its loan and was seeking payment. The Trust was unsuccessful in its attempts to refinance the loan and to negotiate a settlement with the bank. The bank declared a default on the loan, and on May 8, 2014, the bank issued a notice of foreclosure and instructed the credit facility’s master collateral agent to conduct a public auction of the collateral, which consisted primarily of the policies. The Trust retained legal counsel in the matter. Initially the Trust obtained a temporary restraining order to enjoin the foreclosure. At the subsequent hearing on June 17, 2014, however, the court lifted the restraining order and allowed the bank to proceed with the sale. The foreclosure sale was held on August 6, 2014, and the bank was the successful bidder for the portfolio. The portfolio of 225 life insurance settlements with a face value of approximately $604.1 million was sold for $202.7 million. The Trust’s counsel filed an amended complaint on August 12, 2014, alleging that the sale was not conducted in a commercially reasonable manner to yield a higher purchase price of the collateral so as to satisfy the obligations under the loan and potentially yield a surplus for itself and its investors. The opposing counsel filed a motion to dismiss our amended complaint on September 15, 2014. The hearing on the motion to dismiss is not expected to occur until December 2014. After the Court rules on the motion to dismiss, we will know whether or not our amended claims will survive. We cannot predict how long after the hearing the Court will rule on the motion to dismiss and there can be no assurance of the outcome of this matter. We have considered the potential impairment of the investment and recorded an impairment to the investment value due to the uncertainty of the timeline or of the ultimate outcome of the potential litigation proceedings.

The Trust distributed $227,508 in the First Half of last year, which was before the Assignments discussed above. The Trust has made no distributions since then.

(12) INCOME TAXES

Total income tax expense was allocated for the First Half of this year and last year as follows:

	Six Months Ended August 31,
	2014	2013
Income tax (benefit)	$(1,186,527)	$(20,109)

 Income tax benefit was made up of the following components:

	Six Months Ended August 31,
	2014	2013
Current income tax expense	$16,572	$328,598
Deferred tax (benefit)	(1,203,099)	(348,707)
Total income tax (benefit)	$(1,186,527)	$(20,109)

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the First Half of this year and last year, as a result of the following:

	Six Months Ended August 31,
	2014	2013
United States statutory rate	35.0%	35.0%
State income taxes	(0.1)%	(3.1)%
Permanent differences	(23.2)%	(16.9)%
Combined effective tax rate	11.7%	15.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Aug. 31, 2014	Feb. 28, 2014
Deferred tax assets:
Impairment of investment in policies	$229,501	$388,676
Premium advances allowance	1,730,792	1,631,684
Deferred policy monitoring costs	1,759,630	1,585,675
Capital loss carryover	672,115	672,115
Net operating loss	1,275,397	335,930
Charitable contributions	374,619	353,380
Contingency costs	15,924	15,924
Compensated absences	40,909	35,842
Loss on investment in life settlements trust	2,313,627	-
State taxes	4,925	672
	8,417,439	5,019,898
Valuation allowance	(2,999,082)	(672,115)
Net deferred tax assets	5,418,357	4,347,783
Deferred tax liabilities:
Settlement costs	(36,129)	(46,169)
Depreciation	(44,750)	(61,879)
Prepaid expenses	(29,163)	(43,750)
Unrealized revenues and brokerage fees	(77,425)	(154,854)
Loss on investment in trust	-	(13,340)
Net deferred tax liabilities	(187,467)	(319,992)
Total deferred tax asset, net	$5,230,890	$4,027,791

Summary of deferred tax assets:
Current	$655,157	$585,498
Non-current	4,575,733	3,442,293
Total deferred tax asset, net	$5,230,890	$4,027,791

Valuation Allowance. At February 28 and August 31, 2014, we had a valuation allowance of $672,115 and $2,999,082, respectively, for capital losses resulting from other-than-temporary impairments. This amount represents capital losses that we are not able to deduct until we have corresponding capital gains to apply the losses against.

Tax Examination. The Internal Revenue Service is currently examining our Federal income tax returns for fiscal years 2010, 2011, and 2012 and our Form 1042 for calendar years 2008, 2009, and 2010. (See Section (16) Contingencies regarding the Internal Revenue Service’s examination of Form 1042.) With few exceptions, we are no longer subject to Federal, state or local examinations by tax authorities for fiscal years 2007 and earlier.

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

(13) LOSS PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND SHARE BASED AWARDS

Loss for the Second Quarter of this year and last year was $7,209,990 and $1,793,303, respectively. Loss for the First Half of this year and last year was $8,947,151 and $114,125, respectively. Basic and diluted earnings per share for net loss for the Second Quarter of this year and last year, net of tax, were $0.39 and $0.10, respectively. Basic and diluted earnings per share for net loss for the First Half of this year and last year, net of tax, were $0.48 and $0.01, respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the First Half of this year and last year:

Date Declared	Date Paid	Dividend Amount
06/04/13	06/17/13	$0.05
09/06/13	09/20/13	$0.05
05/28/14	06/16/14	$0.05
09/02/14	09/17/14	$0.05

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

Our financial assets and liabilities are certificates of deposit, accounts receivable, note receivable, investments in policies, investment in life settlements trust, accounts payable and accrued liabilities. The recorded values of certificates of deposit, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature and are discussed in Notes 5, 6, or 7. The recorded value of the note receivable is the current balance amount of the note. The note’s fair value is not readily determinable; it is discussed in Note 8. As discussed in Note 11, the investment in life settlement’s trust was fully impaired at August 31, 2014.

The carrying value of our investments in policies totaled $723,027, which includes $320,234 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $587,813. Fair value of the investments in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates. The investments in policies are discussed more fully in Note 10. A progression of the Level 3 inputs is shown in the table below:

Balance at February 28, 2014	$1,737,197
Purchases of policies	721,627
Sales and maturities of policies	(1,883,375)
Change in valuation	12,364
Estimated Fair Value at August 31, 2014	$587,813

(15) RELATED PARTY TRANSACTION

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

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration Regulations (FAA Part 91, Subpart F). We believe the reimbursed cost is well below the fair rental value for such use. For the First Half of this year and last year, we reimbursed costs of $158,173 and $448,771, respectively, for such use. As of August 31, 2014, we had an account payable due to Mr. Pardo of $45,715 which arose from the aircraft use. Nothing was owed to Mr. Pardo as of February 28, 2014.

During the Second Half of last year, we began acquiring and reselling defaulted positions, as provided in our purchase documentation. A portion of these policies was resold to Paget Holdings Limited, which is affiliated with the Pardo Family Trust, of which Deborah Carr, our Vice President of Administration, is the beneficiary. Deborah Carr is the daughter of Brian Pardo, our Chairman and CEO. In the First Half of this year, we received $569,333 of recovered premiums and $1,365,564 of fee income in resales to Paget. Paget paid the same fixed percentage paid by other third parties. In the First Half of this year, we received $614,893 of recovered premiums and $1,525,211 of fee income from all resales of defaulted positions. There were no resales to Paget in the First Half of last year.

(16) CONTINGENCIES

We are aware of certain instances wherein the insurance companies denied payment on policies in which we arranged the settlement with purchasers. Most of these denials are related to unforeseeable reduction in face value. Face value of the policies in question total $76,973 and are recorded in accrued settlement expense at August 31, 2014. During the Second Quarter of this year, we accrued no additional amounts for future claims that might arise in relation to these policies and had no payments of settlements.

On January 3, 2012, we and certain current directors and current and former officers were sued by the SEC in an action styled Securities and Exchange Commission v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden and David M. Martin, Civil Action No.: 6:12-CV-00002. (the “SEC action”). The suit was filed in the Federal District Court for the Western District of Texas (Austin Division) and alleged that we, our Chairman and CEO, Brian Pardo, General Counsel, Scott Peden, and former Chief Financial Officer, David Martin, had knowledge of, but failed to disclose to our shareholders, the alleged underestimation of the life expectancies of settlors of viatical and life settlement policies. The suit further claimed that we prematurely recognized revenues from the sale of the settlements and that we understated the impairment of our investments in policies. The suit also claimed that Mr. Pardo and Mr. Peden sold shares while possessing inside information (i.e., the alleged knowledge of the underestimation of life expectancies and the purported impact on revenues from such practice). In addition, the suit alleged that the defendants misled the auditors about our revenue recognition policy.

Trial before a jury was held in February 2014. The jury found that neither we, Mr. Pardo nor Mr. Peden committed securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 and that Mr. Pardo and Mr. Peden did not engage in insider trading. In March 2014, the Federal court ruled that the SEC failed to prove any of its fraud claims against us, Mr. Pardo and Mr. Peden under Section 17 of the Securities Act of 1933 (the “Securities Act”), finding that there was no evidence to support the allegations related to revenue recognition for the period of time in question and ordered that judgment be entered in favor of us, Mr. Pardo and Mr. Peden on that issue. As a result of this ruling, the Company, Mr. Pardo and Mr. Peden were completely exonerated from any allegations of fraud alleged by the SEC. The Court let stand the jury's findings against us, Mr. Pardo and Mr. Peden for violations of various revenue recognition matters. On July 16, 2014, Defendants filed a motion to enter judgment in this case. On July 30, 2014, Plaintiff filed its own motion to enter judgment and its response to Defendants’ motion to enter judgment. The Court has not ruled on either motion and no final judgment has been issued in this case.

In February and March of 2011, six putative securities class action complaints were filed in the U.S. District Court for the Western District of Texas, Waco Division. On July 5, 2011, these actions were consolidated into the case styled Selma Stone, et al. v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and David M. Martin, Civil Action No. DR-11-CV-16-AM in the U.S. District Court for the Western District of Texas, Del Rio Division. Plaintiffs assert substantially similar, and at times identical, facts and allegations to those asserted by the SEC in its complaint in the SEC action and seek damages and an award of costs on behalf of a class of shareholders who purchased or otherwise acquired our common stock between May 26, 2006, and June 17, 2011. On March 26, 2012, Defendants filed their motion to dismiss the amended complaint which the court denied on March 15, 2014. On September 15, 2014, Plaintiffs filed a motion to stay all proceedings in this case until the Court issues a ruling on the SEC's motion for judgment in Securities and Exchange Commission v. Life Partners Holdings, Inc., et al. The Court granted the motion on September 17, 2014 and ordered all proceedings in this case stayed until a ruling is issued in the SEC case. The Court further ordered that, within the 45-day period following the entry of a judgment in the SEC Action, the Plaintiffs shall either 1) file a motion to dismiss this action, or 2) file a motion for class certification.

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

On November 8, 2011, a putative class action suit was filed, styled Marilyn Steuben, on behalf of herself and all other California citizens similarly situated v. Life Partners, Inc., Superior Court of the State of California for the County of Los Angeles Court, Case No. BC472953. This suit asserts claims of fiduciary duty, breach of contract, and violations of California’s Unfair Competition law based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization.” On December 3, 2012, the plaintiffs filed their motion to intervene in the Turnbow case whereby the plaintiffs sought to join the putative Turnbow class and subclass and to create a new subclass asserting claims for damages related to the defendants’ alleged overpayment of premiums. The Federal District Judge in the Turnbow case denied the plaintiffs’ motion to intervene on February 5, 2013 and the Turnbow case was voluntarily dismissed in December 2013. On June 5, 2014, the parties filed a joint status report with the court, and the court continued to stay the case pending resolution of the Willingham suit. Another joint status update is due October 16, 2014. No trial date has been set. Please see the Annual Report on Form 10-K for the year ended February 28, 2014 (the “2014 Annual Report) for a discussion of the case styled Turnbow et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden , Civil Action No. 3:11-CV-1030-M and the case styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR ).

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

On July 8, 2014, a complaint was filed in the United States District Court for the Western District of Pennsylvania, styled Arthur W. Morrow, individually and F/B/O and In His Capacity as Owner and Beneficiary of the Arthur W. Morrow Self-Directed IRA et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and Pardo Family Holdings, Ltd., Civil Action No. 3:14-cv-141. This suit is virtually identical to the Woelfel lawsuit and Plaintiffs are represented by the same law firm as in that case. The case asserts claims of breach of fiduciary duty, negligence, common law fraud, aiding and abetting breach of fiduciary duty and common law fraud and civil conspiracy, constructive trust, fraudulent transfer, and unjust enrichment. All of plaintiffs’ claims are based upon the alleged failure to utilize “premium optimization” and the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use of those life expectancies in the facilitation of life settlement transactions in which plaintiffs acquired interests in life insurance policies. Plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, rescission, attorneys’ fees and costs, and post and pre-judgment interest. The trial is in its initial stages and no discovery has been conducted yet.

The Company is currently under audit by the Internal Revenue Service for years 2008, 2009 and 2010 for failure to withhold taxes on certain dividends paid to foreign shareholders and has issued a proposed adjustment of $2.7 million in taxes plus penalties and interest. The Company has obtained legal counsel to defend its position that the withholding liability rests with the last U.S. person who makes payment to a foreign person if the U.S. person is a financial institution and the withholding agent has no reason to believe that the financial institution will not comply with its obligation to withhold. The Company has contested the assessment of penalties and intends to formally contest the proposed adjustment of taxes at a future date.

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

(17) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements. The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan for the First Half of this year and last year was $42,784 and $40,825, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note: Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“ SEC ”), including our Annual Report on Form 10-K for the year ended February 28, 2014 (“Fiscal 2014 ”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or reflect the occurrence of unanticipated events.

  Life Partners

General: Life Partners Holdings, Inc. (“we” or “Life Partners”) is a specialty financial services company and the parent company of Life Partners, Inc. (“LPI”). LPI is the oldest and one of the most active companies in the United States engaged in the secondary market for life insurance known generally as “life settlements”. LPI facilitates the sale of life settlements between sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes.

The Secondary Market for Life Insurance Policies: LPI was incorporated in 1991 and has conducted business under the registered service mark “Life Partners” since 1992. Our operating revenues are derived from fees for facilitating life settlement transactions. Life settlement transactions involve the sale of an existing life insurance policy to another party. By selling the policy, the policyholder receives an immediate cash payment. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the insured dies.

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

 The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the Second Quarters and First Halves of this year and last year:

	Three Months Ended August 31		Six Months Ended August 31,
	2014	2013	2014	2013
Number of settlements	4	3	5	15
Face value of policies	$4,826,088	$18,450,000	$8,826,088	$47,384,040
Net revenues derived*	$2,364,392	$88,787	$3,491,577	$971,202

*       Net revenues derived include tertiary market transactions and are exclusive of brokerage and referral fees.

Comparison of the Three Months Ended August 31, 2014 and 2013

We reported a net loss of $7,209,990 for the three months ended August 31, 2014 (the “Second Quarter of this year”), compared to a net loss of $1,793,303 for the three months ended August 31, 2013 (the “Second Quarter of last year”). The net loss for the Second Quarter of this year was primarily due to the recording of an impairment reserve against the value of the investment in life settlements trust of $6,648,478. Without this reserve, we would have realized a net loss, before taxes, of $838,857 for the Second Quarter of this year. Revenues net of brokerage fees were up by 2,563.0%, the result of an increase in revenues of 85.0% and an increase in brokerage fees of 5.0%. We brokered four settlement transactions for the Second Quarter of this year compared to three in the Second Quarter of last year. Operating and administrative expenses increased by 16.1%, which was largely attributable to a 163.6% increase in legal and professional fees and a 68.5% increase in premium advances, net, offset by a 92.9% decrease in impairment expense from $211,596 in the Second Quarter of last year to $15,022 in the Second Quarter of this year.

Revenues: Revenues increased by $2,412,397, or 85.0%, from $2,837,243 in the Second Quarter of last year to $5,249,640 in the Second Quarter of this year. Net revenues increased from $88,787 in the Second Quarter of last year to $2,364,392 for the Second Quarter of this year, resulting in a 2,563.0% increase in the net revenues derived. The increase in net revenues was due to commission and fees from resales or tertiary transactions as well as the discontinuance of payment of a promotional bonus in August 2013.

 Revenues from initial settlement transactions were $2,033,262 in the Second Quarter of last year compared to $685,768 in the Second Quarter of this year. The drop in revenues from initial settlement transactions was largely offset by revenue of $1,955,089 from the closing on a policy owned and held for resale in the Second Quarter of this year as well as from commissions and fees from resales or tertiary sales, which increased $1,804,803 from $803,981 in the Second Quarter of last year to $2,608,784 in the Second Quarter of this year. This year’s increase in tertiary sales revenue included fee income from resales of abandoned interests of $722,189, an increase of $679,353 from $42,836 in the Second Quarter of last year.

Since the filing of a civil action by the SEC in January 2012 and related private litigation, demand for our services has been negatively impacted. Since that time, we have devoted substantial resources and the personal time of our senior management to improve licensee relations, develop new clients and work to rebuild confidence in our company. During the 2013 calendar year, over 2,800 of our clients were paid more than $74 million in maturity proceeds from their life settlement transactions. We believe these payouts will result in an increased demand for our services and will enable us to gradually rebuild our markets and expand our client base. We intend to continue devoting resources to rebuild our client base and increase demand for our services in fiscal 2015 as well as pursue new opportunities and transaction structures for us in the life settlements industry. However, restoration of demand approaching levels we recorded in fiscal 2012 may not occur until and unless we are able to repair the damage caused by the SEC suit, restore confidence within our licensee network and purchaser base, and rebuild our reputation within the industry.

Brokerage and Referral Fees: Brokerage and referral fees increased 5% or $136,793 from $2,748,456 in the Second Quarter of last year to $2,885,248 in the Second Quarter of this year. Brokerage and referral fees as a percentage of gross revenue decreased from 97% in the Second Quarter of last year to 55% in the Second Quarter of this year. This decrease is due primarily to timing differences related to payment of referral fees and payment of a promotional bonus that ended in August 2013. In the Second Quarter of this year broker referrals accounted for 93.7% of the total face value of policies transacted compared to last year when broker referrals accounted for 100.0% of the total face value of policies transacted. For the Second Quarter of this year, one broker accounted for more than 10% of the face value of all completed transactions and constituted 90.8% of the total face value of completed transactions. For the Second Quarter of last year, three brokers accounted for more than 10% of the face value of all completed transactions and constituted 100% of the total face value of completed transactions

Brokerage and referral fees generally increase or decrease with revenues, face values of policies transacted, and the volume of transactions, although the exact ratio of fees may vary according to a number of factors. Brokers may adjust their fees with the individual policyholders whom they represent. In some instances, several brokers may compete for representation of the same seller, which may result in lower broker fees. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category and individual agreements between clients and their referring financial planners. To counter declining revenues and to stimulate transaction interest, we have implemented licensee-directed promotional programs, which have increased referral fees as a percentage of revenues. We also have reduced our fees on select brokerage transactions to remain competitive in the marketplace.

Expenses: Operating and administrative expenses increased by 16.1% or $461,226 from $2,861,837 in the Second Quarter of last year to $3,323,063 in the Second Quarter of this year. Decreases in general and administrative expenses and impairment of investments in policies were offset by an increase in legal and professional fees along with an increase in premium advances, net. Legal and professional fees increased by 163.6%, or $677,350, from $413,918 in the Second Quarter of last year to $1,091,268 in the Second Quarter of this year, primarily due to the legal fees associated with the SEC litigation and related shareholder lawsuits. General and administrative expenses decreased by 4.3%, or $87,604, primarily due to a decrease in aircraft expense offset by increases in advertising and promotion.

During the Second Quarter of this year and last year, we made premium advances of $912,821 and $1,068,527, respectively, and were reimbursed $551,009 and $2,173,131, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and, for business goodwill, we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. Net premium advance expense for the Second Quarter of this year and last year was $199,304 and $118,291, respectively, primarily as a result of a reduction in the amount of discretionary premium advances.

Impairment of investments in policies in the Second Quarter of this year decreased to $15,022 from $211,596 in the Second Quarter of last year primarily due to impairment on a policy in the prior year which previously had not qualified for impairment testing.

Settlement costs decreased 96.2%, or $15,260, to $600 from $15,860 in the Second Quarter of this year and last year respectively.

Total Other Income and Expense: Total other income (expense) decreased $6,558,641 to ($6,528,664) expense in the Second Quarter of this year from $29,977 income in the Second Quarter of last year. The primary component of other expense in the Second Quarter of this year is the recording of an impairment reserve of $6,648,478 against the value of the investment in the life settlements trust due to foreclosure and seizure of the portfolio assets by the German bank that had loaned the trust funds for policy acquisitions. The foreclosure sale was held on August 6, 2014 and the bank was the successful bidder. The trust’s legal counsel filed an amended complaint on August 12, 2014, alleging that the sale was not conducted in a commercially reasonable manner to yield a higher purchase price of the collateral so as to satisfy the obligations under the loan and potentially yield a surplus for itself and its investors. The opposing counsel filed a motion to dismiss our amended complaint on September 15, 2014. The hearing on the motion to dismiss is not expected to occur until December 2014. After the Court rules on the motion to dismiss, we will know whether or not our amended claims will survive. We cannot predict how long after the hearing the Court will rule on the motion to dismiss and there can be no assurance of the outcome of this matter. We have considered the potential impairment of the investment and recorded an impairment to the investment value due to the uncertainty of the timeline or of the ultimate outcome of the potential litigation proceedings.

Income Taxes: Income tax benefit decreased to $277,345 in the Second Quarter of this year from $949,770 in the Second Quarter of last year due to a decrease in net loss (without consideration for the impairment reserve for investment in life settlements trust.)

Comparison of the Six Months Ended August 31, 2014 and 2013

We reported a net loss of $8,947,151 for the Six Months Ended August 31, 2014 (the “First Half of this year”), compared to a net loss of $114,125 for the Six Months Ended August 31, 2013 (the “First Half of last year”). The primary contributors to the increase in net loss are the recording of an impairment reserve against the value of the investment in life settlements trust in the First Half of this year and the one time receipt of proceeds from assignments of income stream in a life settlements trust investment in the First Half of last year.

Revenues: Revenues increased by $1,023,493, or 14.4%, to $8,124,577 in the First Half of this year from $7,101,084 in the First Half of last year. Brokerage fees decreased by $1,496,882 or 24.4%, and were 57.0% and 86.3% as a percentage of gross revenues in the First Half of this year and last year, respectively. These factors resulted in a 259.5% increase in the net revenues derived in the First Half of this year compared to the First Half of last year. Even though the number of life settlement transactions we brokered decreased from 15 to 5, net revenues increased due to commission and fees from resales or tertiary transactions as well as the discontinuance of payment of a promotional bonus in August 2013.

Revenues from initial settlement transactions were $5,781,710 in the First Half of last year compared to $567,860 in the First Half of this year. The drop in revenues from initial settlement transactions was offset by commissions and fees from resales or tertiary sales, which increased $6,237,343 from $1,319,374 in the First Half of last year to $7,556,716 in the First Half of this year. This year’s increase in tertiary sales revenue included gross proceeds from the sale of a policy in the First Half of this year as well as fee income from resales of abandoned interests of $1,526,711 compared to $42,835 in the First Half of last year.

Since the filing of a civil action by the SEC in January 2012 and related private litigation, demand for our services has been negatively impacted. Since that time, we have devoted substantial resources and the personal time of our senior management to improve licensee relations, develop new clients and work to rebuild confidence in our company. During the 2013 calendar year, over 2,800 of our clients were paid more than $74 million in maturity proceeds from their life settlement transactions. We believe these payouts will result in an increased demand for our services and will enable us to gradually rebuild our markets and expand our client base. We intend to continue devoting resources to rebuild our client base and increase demand for our services in fiscal 2015 as well as pursue new opportunities and transaction structures for us in the life settlements industry. However, restoration of demand approaching levels we recorded in fiscal 2012 may not occur until and unless we are able to repair the damage caused by the SEC suit, restore trust and confidence within our licensee network and purchaser base, and rebuild our reputation within the industry.

Brokerage and Referral Fees: Brokerage and referral fees decreased 24.4% or $1,496,882 from $6,129,882 in the First Half of last year to $4,633,000 in the First Half of this year. Brokerage and referral fees as a percentage of gross revenue decreased from 86.3% in the First Half of last year to 57.0% in the First Half of this year. This decrease is due to adjustments made in the Third Quarter of last year to discontinue payment of a promotional bonus along with changes made to the calculation of referral fees. In addition, there are minimal costs of sales associated with tertiary fee revenue from abandoned policies, which further improved our gross margin in the First Half of this year compared to the First Half of last year. In the First Half of this year, broker referrals accounted for 96.6% of the total face value of policies transacted, Broker referrals accounted for 100% of the total face value of policies in the First Half of last year. For the First Half of this year, two brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 95.0% of the total face value of completed transactions. For the First Half of last year, three brokers who each accounted for more than 10% of the face value of all completed transactions, constituted 91% of the total face value of completed transactions. No one licensee or licensee organization accounted for more than 10% of the licensee referral fees expense during the period.

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

Expenses: Total operating and administrative expenses increased by 7.7% or $502,641 from $6,548,442 in the First Half of last year to $7,051,083 in the First Half of this year. The increase is primarily due to a 52.4% increase in legal and professional fees offset by a 4.2% decrease in general and administrative expenses. Legal and professional fees were $2,501,037 and $1,641,012 in the First Half of this year and last year, respectively, primarily due to the legal fees associated with the SEC litigation and related shareholder lawsuits.

Impairment of owned policies in the First Half of this year was $31,336 compared to $223,564 in the First Half of last year.

During the First Half of this year and last year, we made premium advances of $1,595,303 and $2,128,663, respectively, and were reimbursed $1,126,106 and $2,519,603, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. Net premium advance expense for the First Half of this year and last year was $388,635 and $360,944, respectively, primarily as a result of the increased number of policies exhausting escrow. See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 21.

Settlement costs decreased 96.1% or $14,912 from $15,513 in the First Half of last year to $600 in the First Half of this year.

Other Income (Expenses): Total other income decreased from $5,443,006 income in the First Half of last year to ($6,574,172) expense in the First Half of this year. The primary components in the First Half of last year were the assignments of a future income stream from a life settlements trust investment, which generated net proceeds of $5,254,500, and distributions from the life settlements trust (before the assignment) of $114,886. The primary component of other expense in the First Half of this year is the recording of an impairment reserve of $6,648,478 against the value of the investment in the life settlements trust due to foreclosure and seizure of the portfolio assets by the German bank that had loaned the trust funds for policy acquisitions. The foreclosure sale was held on August 6, 2014 and the bank was the successful bidder. The trust’s retained legal counsel filed an amended complaint on August 12, 2014, alleging that the sale was not conducted in a commercially reasonable manner to yield a higher purchase price of the collateral so as to satisfy the obligations under the loan and potentially yield a surplus for itself and its investors. The opposing counsel filed a motion to dismiss our amended complaint on September 15, 2014. The hearing on the motion to dismiss is not expected to occur until December 2014. After the Court rules on the motion to dismiss, we will know whether or not our amended claims will survive. We cannot predict how long after the hearing the Court will rule on the motion to dismiss and there can be no assurance of the outcome of this matter. We have considered the potential impairment of the investment and recorded an impairment to the investment value due to the uncertainty of the timeline or of the ultimate outcome of the potential litigation proceedings.

Income Taxes: Income tax benefit increased due to an increase in net loss. The benefit increased from $20,109 in the First Half of last year to $1,186,527 in the First Half of this year.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of August 31, 2014, were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$121,063	$55,807	$65,256	$-	$-
Total obligations	$121,063	$55,807	$65,256	$-	$-

Liquidity and Capital Resources

Operating Activities: Net cash flows used by operating activities for the First Half of this year were $2,726,740. Uses of cash flow were primarily from a net loss of $8,947,151, an increase in accounts receivable-other of $287,522 due to a reclassification of funds in a closed foreign trading account that was liquidated where the funds were allegedly diverted by the trading manager as discussed in footnote 11 to the Consolidated Condensed Financial Statements, a decrease in accrued liabilities of $21,003, an increase in premiums advanced on behalf of purchasers of $469,197, and an increase in deferred income taxes of $1,203,099. Cash flows provided by operating activities were from an increase of $497,012 in deferred policy monitoring costs, an increase in accounts payable of $725,919, and a reserve for impairment in investment in life settlements trust of $6,648,478. Net cash flows used by operating activities for the First Half of last year were $5,123,616. Uses of cash flow were primarily from a net loss of $114,125, income from assignments of an income stream from life settlement trust investment of $5,254,500, and a decrease in accounts payable of $918,004. Cash flows provided by operating activities were from a decrease in income taxes receivable of $274,428, a decrease in net premium advances of $390,940, and an increase in deferred policy monitoring costs of $581,625.

Investing Activities: Net cash flows provided by investing activities in the First Half of this year were $1,515,664. This amount was primarily due to proceeds from the sale of investments in policies of $1,742,605, proceeds from the maturities on investments in policies of $33,788 less $245,730 for the purchase of investment in policies for investment purposes. In comparison, during the First Half of last year, we generated $5,655,653 from investing activities. This was primarily from the proceeds of $5,254,500 from the assignments of future income from our life settlement trust investment, proceeds from investments in certificates of deposits of $501,069, proceeds from the life settlements trust of $227,508, and proceeds from sales of investments in policies of $68,626, less $47,695 return of investment in life settlements trust, $250,000 investment in a certificate of deposit and $105,678 purchase of investment in policies for investment purposes.

Financing Activities: For the First Half of this year and the First Half of last year, we used $1,864,777 and $2,797,001, respectively, to pay dividends.

Working Capital and Capital Availability: As of August 31, 2014, we had working capital of $1,560,856, which reflects a working capital decrease of $8,757,814 during the last twelve month period, primarily due to operating losses and payment of dividends. Cash and cash equivalents decreased $2,251,737, to $3,058,878 as of August 31, 2014 from $5,310,615 as of August 31, 2013.

The large drop in revenues and revenues net of brokerage fees, the significant legal and professional fees, and large operating losses have eroded the strength of our financial condition. We are managing our cash to fund our current operations through fiscal 2015. We may have to decrease our stock dividends and may make further cuts. Working capital is tight and we may have to explore other financing options if business does not increase and such financing options may not be available on favorable terms to us if at all.

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

Even though we were exonerated by the outcome of the SEC suit it is clear that the suit did damage to our reputation and our relationships within our licensee network and client base. We are working to rebuild confidence among our licensees and clients and to expand our client base. We continue to invest significantly in programs to develop and strengthen our relationships with new and inactive licensees. We have increased our communication with our client base, emphasizing the inherent benefits of life settlements as an asset class and the particular advantages of our settlements, which do not cap investor returns as do many of the settlements offered in the industry. We believe we are making progress in restoring the confidence and interest of our clients. We are exploring alternatives for expanding our client base, including new structures for investing in life settlements, such as the marketing of life settlements as securities. Over the last two calendar years, there have been over $112 million in payouts from our life settlement transactions.

While we are working diligently on plans to increase business for both individual and institutional investors, our operating results for the First Half of this year are disappointing and we must do more to improve our operating results. Despite the increase in revenues, the significant legal and professional fees and the operating losses we experienced in fiscal 2014 have eroded the strength of our financial condition. We believe we have sufficient currently available working capital to fund our current operations through fiscal 2015. Our recurring operations are not currently generating sufficient cash to support operations. To supplement recurring operations, we have sold most of the settlements we held for investment. While we believe we could further support our working capital through other possible asset dispositions, borrowings or equity sales, our opportunities for generating significant cash apart from continuing operations are narrowing. We believe we must generate approximately $30 million in annual revenues to fund our operations and pay dividends, and we are working toward that end. Beginning in the Third Quarter of this year we will bill our life settlement investors for policy monitoring costs in order to recover the expenses of tracking policy premium payments and maturity payouts through the life settlement process. In addition, we are conserving our cash. We may reduce or eliminate the dividends for the remainder of fiscal 2015 and for 2016 to conserve working capital until we can realize improved operating results.

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

Changes in Internal Control over Financial Reporting. With the participation of our Chief Executive Officer and our Chief Financial Officer, we have concluded that there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended August 31, 2014).

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 3, 2012, we and certain current directors and current and former officers were sued by the SEC in an action styled Securities and Exchange Commission v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden and David M. Martin, Civil Action No.: 6:12-CV-00002. (the “SEC action”). The suit was filed in the Federal District Court for the Western District of Texas (Austin Division) and alleged that we, our Chairman and CEO, Brian Pardo, General Counsel, Scott Peden, and former Chief Financial Officer, David Martin, had knowledge of, but failed to disclose to our shareholders, the alleged underestimation of the life expectancies of settlors of viatical and life settlement policies. The suit further claimed that we prematurely recognized revenues from the sale of the settlements and that we understated the impairment of our investments in policies. The suit also claimed that Mr. Pardo and Mr. Peden sold shares while possessing inside information (i.e., the alleged knowledge of the underestimation of life expectancies and the purported impact on revenues from such practice). In addition, the suit alleged that the defendants misled the auditors about our revenue recognition policy.

Trial before a jury was held in February 2014. The jury found that neither we, Mr. Pardo nor Mr. Peden committed securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 and that Mr. Pardo and Mr. Peden did not engage in insider trading. In March 2014, the Federal court ruled that the SEC failed to prove any of its fraud claims against us, Mr. Pardo and Mr. Peden under Section 17 of the Securities Act of 1933 (the “Securities Act”), finding that there was no evidence to support the allegations related to revenue recognition for the period of time in question and ordered that judgment be entered in favor of us, Mr. Pardo and Mr. Peden on that issue. As a result of this ruling, the Company, Mr. Pardo and Mr. Peden were completely exonerated from any allegations of fraud alleged by the SEC. The Court let stand the jury's findings against us, Mr. Pardo and Mr. Peden for violations of various revenue recognition matters. On July 16, 2014, Defendants filed a motion to enter judgment in this case. On July 30, 2014, Plaintiff filed its own motion to enter judgment and its response to Defendants’ motion to enter judgment. The Court has not ruled on either motion and no final judgment has been issued in this case.

In February and March of 2011, six putative securities class action complaints were filed in the U.S. District Court for the Western District of Texas, Waco Division. On July 5, 2011, these actions were consolidated into the case styled Selma Stone, et al. v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and David M. Martin, Civil Action No. DR-11-CV-16-AM in the U.S. District Court for the Western District of Texas, Del Rio Division. Plaintiffs assert substantially similar, and at times identical, facts and allegations to those asserted by the SEC in its complaint in the SEC action and seek damages and an award of costs on behalf of a class of shareholders who purchased or otherwise acquired our common stock between May 26, 2006, and June 17, 2011. On March 26, 2012, Defendants filed their motion to dismiss the amended complaint which the court denied on March 15, 2014. On September 15, 2014, Plaintiffs filed a motion to stay all proceedings in this case until the Court issues a ruling on the SEC's motion for judgment in Securities and Exchange Commission v. Life Partners Holdings, Inc., et al. The Court granted the motion on September 17, 2014 and ordered all proceedings in this case stayed until a ruling is issued in the SEC case. The Court further ordered that, within the 45-day period following the entry of a judgment in the SEC Action, the Plaintiffs shall either 1) file a motion to dismiss this action, or 2) file a motion for class certification.

 On March 11, 2011, a purported class action suit was filed in the 191st Judicial District Court of Dallas County, Texas, styled Helen Z. McDermott, Individually and on Behalf of all Others Similarly Situated v. Life Partners, Inc., Cause No. 11-02966. The original petition asserted claims for breach of contract, breach of fiduciary duty, and unjust enrichment on behalf of a putative class of all persons residing in the United States who purchased any portion of a life settlement that matured earlier than the estimated maximum life expectancy. Pursuant to three amendments to the Petition, the plaintiff revised the putative class of persons on whose behalf the plaintiff seeks to represent to be limited to all persons residing in the United States who purchased any portion of one particular life settlement. The plaintiff seeks as purported damages the amount of funds placed in escrow for policy maintenance that was allegedly not needed or used for policy maintenance and was not returned or paid to the plaintiff or the putative class members as well as attorneys’ fees and costs. The plaintiff also seeks certain equitable relief, including injunctive relief, restitution, and disgorgement. Following briefing by the parties and a hearing before the court, the court certified a class consisting of 38 persons residing in the United States that purchased any portion of a life settlement interest in the designated policy. LPI appealed the designation of the class, but the appeal was recently rejected by the Fifth District Court of Appeals, Dallas, Texas. The case will eventually be returned to the 191st District Court for further proceedings.

On April 8, 2011, a putative class action complaint was filed in the 40th Judicial District Court of Ellis County, Texas, styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR). On July 27, 2011, by agreement of the parties, the Willingham case was transferred to the 101st Judicial District Court of Dallas County under Cause No. DC-11-10639. All of the plaintiff’s claims are based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization” on behalf of all Texas residents that purchased an interest in a life settlement facilitated by LPI. On March 15, 2013, the plaintiff filed his fourth amended petition in which eight new named-plaintiffs were added to the suit, and we, Brian D. Pardo, and R. Scott Peden were added as defendants. In addition to the putative class claims concerning the alleged overpayment of premiums, the amended petition asserts individual claims of breach of fiduciary duty against LPI arising from the alleged overpayment of premiums and the alleged use of underestimated life expectancies provided by Dr. Donald Cassidy, as well as aiding and abetting claims against us, Pardo and Peden. On January 22, 2013, a petition was filed in the 162nd Judicial District Court, Dallas County, Texas, styled Stephen Eccles, et al vs. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo and R. Scott Peden on behalf of 23 individuals, all of whom were represented by the same counsel for the plaintiff in the Willingham case. On March 20, 2013, the parties filed a joint motion to consolidate the Eccles case with the Willingham case, which was granted on March 25, 2013. On April 15, 2013, the plaintiffs filed their fifth amended petition dropping all putative class claims and asserting individual claims of breach of fiduciary duty, common law fraud, civil conspiracy, aiding and abetting breach of fiduciary duty and common law fraud, and negligence against us, LPI, Pardo and Peden. The plaintiff seeks economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. On April 9, 2013, an original petition was filed in the 352nd Judicial District Court, Tarrant County, Texas, styled Todd McClain, et al v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden. This suit is virtually identical to the Willingham case. On May 15, 2013, the defendants filed a motion to transfer the McClain and Willingham cases to a Multi-District Litigation Panel for the purposes of transferring and consolidating the Willingham case and the McClain case to a single forum for pretrial purposes. On August 16, 2013, the Multidistrict Litigation Panel issued an opinion granting the motion to transfer, and on September 9, 2013, the Panel issued an Order transferring the McClain case to Judge Slaughter of the 191st District Court of Dallas County and consolidating the McClain case (and any tag along cases subsequently filed) with the Willingham case. The consolidated MDL case is styled In re Life Partners, Inc. Litigation (the “MDL Proceedings”). In the MDL Proceedings, all of plaintiffs’ claims are based upon the alleged failure to engage in “premium optimization,” as well as the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use in the facilitation of life settlement transactions in which plaintiffs acquired interests in life insurance policies. Plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. On August 9, 2013, the Court entered a scheduling order setting a bellwether trial consisting of ten plaintiffs, five selected by plaintiffs and five selected by defendants, with the remaining plaintiffs trying their claims in groups of 16 approximately 90 days after the conclusion of each trial. On September 10, 2014, Defendants filed a Writ of Mandamus with the Fifth Court of Appeals concerning the issue of whether the Court abused its discretion by not excluding certain expert witnesses. On September 12, 2014, the Fifth Court of Appeals issued an order staying the bellwether trial which had been set for September 29, 2014 until further order of the Court.

On November 8, 2011, a putative class action suit was filed, styled Marilyn Steuben, on behalf of herself and all other California citizens similarly situated v. Life Partners, Inc., Superior Court of the State of California for the County of Los Angeles Court, Case No. BC472953. This suit asserts claims of fiduciary duty, breach of contract, and violations of California’s Unfair Competition law based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization.” On December 3, 2012, the plaintiffs filed their motion to intervene in the Turnbow case whereby the plaintiffs sought to join the putative Turnbow class and subclass and to create a new subclass asserting claims for damages related to the defendants’ alleged overpayment of premiums. The Federal District Judge in the Turnbow case denied the plaintiffs’ motion to intervene on February 5, 2013 and the Turnbow case was voluntarily dismissed in December 2013. On June 5, 2014, the parties filed a joint status report with the court, and the court continued to stay the case pending resolution of the Willingham suit. Another joint status update is due October 16, 2014. No trial date has been set. Please see the Annual Report on Form 10-K for the year ended February 28, 2014 (the “2014 Annual Report) for a discussion of the case styled Turnbow et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden , Civil Action No. 3:11-CV-1030-M and the case styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR ).

On March 31, 2014, a complaint was filed in the United States District Court for the Southern District of Florida, styled John Woelfel, individually and F/B/O and In His Capacity as Owner and Beneficiary of the John Woelfel Self-Directed IRA v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and Pardo Family Holdings, Ltd. Case No. 14-80433-CIV-COHN/SELTZER. On May 9, 2014, following Defendants filing of a Motion to Dismiss the Complaint, Plaintiffs filed their First Amended Complaint in which Plaintiffs Henry and Diana Funke were added as parties. On May 23, 2014, Defendants filed a Motion to Dismiss Plaintiffs’ First Amended Complaint. On June 17, 2014, plaintiffs voluntarily dismissed their claims for alleged violations of the Federal Securities Act. Defendants’ Motion to Dismiss the Amended Complaint is pending as of the date of this disclosure. This suit asserts claims of breach of fiduciary duty, negligence, common law fraud, aiding and abetting breach of fiduciary duty and common law fraud and civil conspiracy, constructive trust, fraudulent transfer, and unjust enrichment. This suit is virtually identical to the MDL Proceedings and Plaintiffs are represented by the same law firm as in the MDL Proceedings. All of plaintiffs’ claims are based upon the alleged failure to utilize “premium optimization” and the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use of those life expectancies in the facilitation of life settlement transactions in which plaintiffs acquired interests in life insurance policies. Plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, rescission, attorneys’ fees and costs, and post and pre-judgment interest. Initial discovery has begun and trial is set to begin on April 20, 2015.

On July 8, 2014, a complaint was filed in the United States District Court for the Western District of Pennsylvania, styled Arthur W. Morrow, individually and F/B/O and In His Capacity as Owner and Beneficiary of the Arthur W. Morrow Self-Directed IRA et al. v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and Pardo Family Holdings, Ltd., Civil Action No. 3:14-cv-141. This suit is virtually identical to the Woelfel lawsuit and Plaintiffs are represented by the same law firm as in that case. The case asserts claims of breach of fiduciary duty, negligence, common law fraud, aiding and abetting breach of fiduciary duty and common law fraud and civil conspiracy, constructive trust, fraudulent transfer, and unjust enrichment. All of plaintiffs’ claims are based upon the alleged failure to utilize “premium optimization” and the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use of those life expectancies in the facilitation of life settlement transactions in which plaintiffs acquired interests in life insurance policies. Plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, rescission, attorneys’ fees and costs, and post and pre-judgment interest. The trial is in its initial stages and no discovery has been conducted yet.

The Company is currently under audit by the Internal Revenue Service for years 2008, 2009 and 2010 for failure to withhold taxes on certain dividends paid to foreign shareholders and has issued a proposed adjustment of $2.7 million in taxes plus penalties and interest. The Company has obtained legal counsel to defend its position that the withholding liability rests with the last U.S. person who makes payment to a foreign person if the U.S. person is a financial institution and the withholding agent has no reason to believe that the financial institution will not comply with its obligation to withhold. The Company has contested the assessment of penalties and intends to formally contest the proposed adjustment of taxes at a future date.

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

ITEM 1A.	RISK FACTORS

See “Risk Factors” in our 2014 Annual Report for a detailed discussion of the risk factors affecting us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 15, 2014

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

