Form 10-Q
period 2014-11-30
LIFE PARTNERS HOLDINGS INC
filed 2015-01-14
CIK 49534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2014

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 0-07900

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

Shares of Common Stock, $.01 par value, outstanding as of January 14, 2015: 18,647,468 outstanding (18,750,000 issued less 102,532 treasury shares)

LIFE PARTNERS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

NOVEMBER 30, 2014 (Unaudited) AND FEBRUARY 28, 2014

ASSETS

	Nov. 30, 2014	Feb. 28, 2014
CURRENT ASSETS:
Cash and cash equivalents	$4,220,749	$6,134,731
Certificates of deposit	352,008	351,588
Accounts receivable – trade	57,049	17,480
Accounts receivable – other	31,429	20,750
Note receivable	8,912	8,912
Current portion of investments in policies	363,995	1,075,205
Deferred income taxes	608,644	585,498
Prepaid expenses	596,916	224,233
Total current assets	6,239,702	8,418,397
PROPERTY AND EQUIPMENT:
Land and building	2,316,202	2,316,202
Proprietary software	559,879	554,211
Furniture, fixtures and equipment	1,546,753	1,536,390
Transportation equipment	9,800	9,800
	4,432,634	4,416,603
Accumulated depreciation	(2,645,888)	(2,502,647)
	1,786,746	1,913,956
OTHER ASSETS:
Premium advances, net of allowance of $5,080,077 and $4,661,953 respectively	7,300,062	7,043,680
Long term portion of investments in policies	130,811	1,165,941
Investment in life settlements trust	-	6,648,478
Artifacts and other	834,700	837,850
Deferred income tax asset	4,023,775	3,442,293
Total other assets	12,289,348	19,138,242
Total assets	$20,315,796	$29,470,595

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

NOVEMBER 30, 2014 (Unaudited) AND FEBRUARY 28, 2014

LIABILITIES AND SHAREHOLDERS' EQUITY

	Nov. 30,	Feb. 28,
	2014	2014
CURRENT LIABILITIES:
Accounts payable	$1,571,060	$908,963
Accrued liabilities	473,318	353,604
Dividends payable	4,297	936,788
Current portion of note payable	237,518	-
Accrued settlement expense	45,499	45,499
Deferred policy monitoring costs - current	708,405	638,373
Total current liabilities	3,040,097	2,883,227
LONG-TERM LIABILITIES:
Long-term portion of deferred policy monitoring costs	4,319,110	3,892,130
Income taxes payable	52,028	56,726
Total long-term liabilities	4,371,138	3,948,856
Total liabilities	7,411,235	6,832,083
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value 18,750,000 shares authorized; 18,750,000 shares issued and 18,647,468 outstanding	187,500	187,500
Additional paid-in capital	11,423,054	11,423,054
Retained earnings	1,679,071	11,413,022
Less: treasury stock – 102,532 shares as of November 30 and February 28, 2014	(385,064)	(385,064)
Total shareholders' equity	12,904,561	22,638,512

Total liabilities and shareholders' equity	$20,315,796	$29,470,595

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

(Unaudited)

	Three Months Ended Nov. 30,		Nine Months Ended Nov. 30,
	2014	2013	2014	2013
REVENUES	$6,181,572	$4,485,284	$14,306,149	$11,586,368
BROKERAGE FEES	931,911	2,907,918	5,564,911	9,037,800
REVENUES, NET OF BROKERAGE FEES	5,249,661	1,577,366	8,741,238	2,548,568
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative	2,254,764	2,038,832	6,288,906	6,248,261
Legal and professional expense	663,690	594,098	3,164,727	2,235,110
Premium advances, net	229,822	266,578	618,457	627,522
Impairment of investments in policies	6,814	59,266	38,150	282,830
Settlement costs	13,000	20,809	13,600	36,322
Depreciation	47,908	52,602	143,241	150,582
Total operating and administrative expenses	3,215,998	3,032,185	10,267,081	9,580,627
INCOME (LOSS) FROM OPERATIONS	2,033,663	(1,454,819)	(1,525,843)	(7,032,059)
OTHER INCOME (EXPENSES):
Interest and other income	13,110	24,638	43,717	79,045
Interest expense	(2,402)	-	(2,583)	(65)
Income from assignment of income stream	-	-	-	5,254,500
Impairment of investment in life settlements trust	-	-	(6,648,478)	-
Earnings from life settlements trust	-	-	-	114,886
Loss from accounts receivable- other	(257,395)	-	(257,395)	-
Income (loss) from investments in policies	(75,104)	7,256	(31,224)	26,534
Total other income (expense)	(321,791)	31,894	(6,895,963)	5,474,900
INCOME (LOSS) BEFORE INCOME TAXES	1,711,872	(1,422,925)	(8,421,806)	(1,557,159)
Total income tax expense (benefit)	633,927	(484,159)	(552,600)	(504,268)
NET INCOME (LOSS)	$1,077,945	$(938,766)	$(7,869,206)	$(1,052,891)
EARNINGS (LOSS): per share – basic and diluted	$0.06	$(0.05)	$(0.42)	$(0.06)

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING: basic and diluted	18,647,468	18,647,468	18,647,468	18,647,468

See the accompanying notes to Consolidated Condensed Financial Statements.

LIFE PARTNERS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

(Unaudited)

	Nine Months Ended Nov. 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,869,206)	$(1,052,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	143,241	150,582
Impairment of investments in policies	38,150	282,830
Earnings from investment in life settlements trust	-	(114,886)
Deferred income taxes	(604,628)	(551,210)
Premium advances and bad debt expense	418,124	199,774
Loss (gain) from investments in policies	31,224	(26,534)
Income from assignment of income stream	-	(5,254,500)
Impairment of investment in life settlements trust	6,648,478	-
(Increase) decrease in operating assets:
Accounts receivable	(50,248)	(166,050)
Note receivable	-	1,088
Income taxes receivable (payable)	(4,698)	(5,138)
Prepaid expenses	(33,720)	(43,383)
Premium advances, net	(674,506)	1,497,813
Artifacts and other	3,150	(3,150)
Increase (decrease) in operating liabilities:
Accounts payable	662,097	(982,251)
Accrued liabilities	119,714	(38,155)
Accrued settlement expense	-	(28,623)
Deferred policy monitoring costs	497,012	701,244
Net cash used in operating activities	(675,816)	(5,433,440)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(420)	(250,000)
Proceeds from certificate of deposit	-	500,931
Purchases of property and equipment	(16,031)	(2,366)
Proceeds from life settlements trust	-	227,508
Proceeds from assignment of income stream	-	5,254,500
Investment in life settlements trust	-	(47,695)
Proceeds from sales of investments in policies	1,945,025	68,626
Maturities of investments in policies	33,788	8,419
Purchase of investment in policies and capitalized premiums	(301,847)	(214,823)
Net cash provided by investing activities	1,660,515	5,545,100
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(101,445)	-
Dividends paid	(2,797,236)	(3,729,569)
Net cash used in financing activities	(2,898,681)	(3,729,569)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,913,982)	(3,617,909)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,134,731	7,575,579
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,220,749	$3,957,670
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,583	$75
Income taxes paid	$75,777	$54,319
Insurance premiums financed	$338,963	$-

See accompanying notes to Consolidated Condensed Financial Statements.

Life Partners Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

November 30, 2014

(Unaudited)

(1) DESCRIPTION OF BUSINESS

Life Partners Holdings, Inc. (“we ” or “ Life Partners ”) is a specialty financial services company and the parent company of Life Partners, Inc. (“ LPI ”). LPI is the oldest company in the United States engaged in the secondary market for life insurance known generally as “life settlements”. LPI facilitates the sale of life settlements between sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying Consolidated Condensed Financial Statements include the accounts of Life Partners and its wholly owned subsidiaries, LPI and LPI Financial Services, Inc. (“LPIFS”.) All significant intercompany balances and transactions have been eliminated in consolidation. The Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP ). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period in the normal course of business. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

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

Property and Equipment. Our property and equipment are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the nine months ended November 30, 2014 and 2013 (the “First Nine Months of this year” and “First Nine Months of last year”, respectively) was $143,241 and $150,582, respectively. The useful lives of property and equipment for purposes of computing depreciation are:

Building and components	7 to 39 years
Machinery and equipment	5 to 7 years
Software	3 to 7 years
Transportation equipment	5 years

Artifacts and Other. The artifacts and other assets are stated at cost. We have evaluated these assets and believe there is no impairment in their value as of November 30, 2014, and February 28, 2014.

Impairment of Long-Lived Assets. We account for the impairment and disposition of long-lived assets in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the carrying value for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on our analysis, Investments in Policies and Investment in Life Settlements Trust are the two balance sheet items that have been impaired. During the First Nine Months of this year and last year, we recorded impairment expense of $38,150 and $282,830, respectively.

Revenue Recognition. We recognize income from life settlements at the time a settlement closes and we defer revenue to cover minor monitoring services provided after the settlement date and amortize this amount over the anticipated life expectancy of the insureds. This amount is shown as Deferred Policy Monitoring Costs within current and long-term liabilities on the Consolidated Balance Sheets. Beginning in the Third Quarter of this year, LPIFS, a new subsidiary of LPI, billed the life settlement investors for ministerial services in order to recover the expenses of tracking, coordinating, and reconciling policy premium payments and maturity payouts through the life settlement process. The billing was for services performed for the prior twelve months and revenue was recognized on the cash method of accounting.

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

Concentrations of Credit Risk and Major Customers. In the Third Quarter of this year, there were four  licensees whose compensation represented more than 10% of brokerage fees and in the Third Quarter of last year, there were two licensees whose compensation represented more than 10% of brokerage fees. In the First Nine Months of this year and in the First Nine Months of last year, there was one licensee whose compensation represented more than 10% of brokerage fees. For the Third Quarter of this year, one  broker, who accounted for more than 10% of the face value of all completed initial transactions, constituted 16.7% of the total face value of completed initial transactions. For the Third Quarter of last year, two brokers, who each accounted for more than 10% of the face value of all completed initial transactions, constituted 78% of the total face value of completed initial transactions. For the First Nine Months of this year, two brokers, who each accounted for more than 10% of the face value of all completed initial transactions, constituted 88.9 % of the total face value of completed initial transactions. For the First Nine Months of last year, four brokers accounted for more than 10% of the face value of all completed initial transactions, and constituted 87 % of the total face value of completed initial transactions.

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

(5) CERTIFICATES OF DEPOSIT

Two certificates of deposit with an original maturity of greater than three months, but less than a year, were held in separate banking institutions at February 28, 2014. One of these certificates of deposit matured in August 2014. It was replaced by a new certificate of deposit at this same banking institution and it has an original maturity of greater than three months, but less than a year. A second certificate of deposit with an original maturity of greater than three months, but less than a year was held in a separate banking institution at November 30, 2014.

(6) ACCOUNTS RECEIVABLE – TRADE

The amounts shown on the consolidated balance sheets termed Accounts Receivable – Trade, are amounts reflecting non-interest bearing advances to facilitate a settlement transaction. We collect the advances generally within 30 days after the transactions close, and we receive payment before any of the parties involved in the transaction receive funds. Our business model does not use leverage, which minimizes issues of collectability or adverse effects due to the credit environment. The receivable amounts at November 30, 2014, and February 28, 2014, were $57,049 and $17,480, respectively.

(7) ACCOUNTS RECEIVABLE – OTHER

The amounts shown on the consolidated balance sheets termed Accounts Receivable – Other, are amounts owed to us from employees as well as amounts due us from maturities of policies. The receivable amounts at November 30, 2014, and February 28, 2014, were $31,429 and $20,750, respectively. The amount shown on the consolidated balance sheet at August 31, 2014, termed Accounts Receivable – Other, included an amount owed from a closed foreign trading account when the account was liquidated and the funds were allegedly diverted by the trading manager. The amount was $257,395 as of August 31, 2014, which we reported on our balance sheet for the First Quarter of fiscal 2015 as part of Cash and Cash Equivalents. The amount reported as part of Cash and Cash Equivalents as of February 28, 2014, was $258,243. The situation was discovered during the Second Quarter of the current fiscal year. We have subsequently determined that the amount is non-recoverable and have recorded a loss of $257,395 in the Third Quarter of this year.

(8) NOTE RECEIVABLE

The amount of $8,912 shown on the consolidated balance sheets at each of November 30, 2014 and February 28, 2014, termed Note Receivable, represents a note from a non-related person dated January 28, 2013, due April 28, 2013, at 5% annual interest. The note is currently past due and unpaid, with the exception of one partial payment through collection efforts. We have filed suit with the McLennan County Justice Court to recover amounts owed on this note.

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

The table below shows the changes in the premium advances account.

Total premium advance balance at February 28, 2014	$11,705,633
Advances	2,414,078
Reimbursements and adjustments	(1,739,572)
Total premium advance balance at November 30, 2014	12,380,139
Allowance for doubtful accounts	(5,080,077)
Net premium advance balance at November 30, 2014	$7,300,062

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

The table below describes the Investments in Policies account at November 30, 2014.

Policies With Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value	Face Value
0-1	10	$35,091	$405,970
1-2	1	16,497	103,345
2-3	4	70,566	110,962
3-4	5	53,583	152,889
4-5	11	9,890	163,356
Thereafter	287	309,179	3,491,217
Total	318	$494,806	$4,427,739

We evaluate the carrying value of our investments in owned policies on a regular basis, and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, capitalization rates and potential return. We recognize impairment on individual policies if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We recorded $38,150 and $282,830 of impairment for the First Nine Months of this year and last year, respectively. The fair value of the impaired policies at November 30, 2014 and February 28, 2014, was $201,620 and $752,713, respectively.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of November 30, 2014, are as follows.

Year 1	$16,150
Year 2	109,427
Year 3	105,326
Year 4	100,304
Year 5	107,177
Thereafter	1,657,946
Total estimated premiums	$2,096,330

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

At November 30, 2014, we held Investments in Policies of $494,806, net of impairment, of which $363,995 is classified as a current asset, as we anticipate selling the policy interests within the next twelve months. The balance of $130,811 is classified as long-term as there is no ready market for these policy interests.

(11) INVESTMENT IN LIFE SETTLEMENTS TRUST

The amount shown on the balance sheet termed “Investment in Life Settlements Trust” is an investment in an unaffiliated corporation, Life Assets Trust, S.A., (the “Trust”) created for the acquisition of life settlements. As of February 28, 2014, we owned 19.9% of the trust, carried at $6.6 million, and accounted for on the equity method of accounting. At February 28, 2014, the Trust owned a portfolio of 228 life insurance settlements with a face value of $610.5 million, of which LPI supplied settlements with a face value of approximately $278 million. At August 31, 2014, the Trust no longer owned the portfolio due to a foreclosure sale on August 6, 2014 and as such we impaired the investment because of uncertainty of foreclosure and seizure of the portfolio of assets by the German bank (see discussion below.)

In May 2013, we entered into Assignments of Right to Receive Future Payments (the “ Assignments ”) with four unaffiliated, accredited investors (the “Assignees”), in which we assigned our right to receive distributions from the Trust, subject to a retained reversionary interest, in exchange for $5,650,000. Under the terms of the Assignment, our reversionary interest was to have been triggered when the Assignees received cumulative payments of $9,411,667, if the payments had provided an annually compounded rate of return of 12% or more on amounts invested. If the Assignees had not received the required return, they were to continue to receive payments until they received the 12% return on their invested amount. Since the Trust no longer owns the portfolio, it is not expected that any further payments will be made to us or the Assignees since the Trust no longer owns the portfolio, which was the source of the payments, nor do we expect to receive the reversionary interest, unless there is a positive result in the disposition of the amended claims discussed in the following paragraph. The Assignees are each private investors who have purchased life settlements from us previously. Apart from these purchases, they have no affiliation with us or our directors or officers.  A referral fee of $395,500 was paid to an unaffiliated individual in connection with the assignment.

Subsequent to the Assignments in May 2013, we learned that a German bank, which had loaned the Trust funds for policy acquisitions, would not renew its loan and was seeking payment. The Trust was unsuccessful in its attempts to refinance the loan and to negotiate a settlement with the bank. The bank declared a default on the loan, and on May 8, 2014, the bank issued a notice of foreclosure and instructed the credit facility’s master collateral agent to conduct a public auction of the collateral, which consisted primarily of the policies. The Trust retained legal counsel in the matter. Initially the Trust obtained a temporary restraining order to enjoin the foreclosure. At the subsequent hearing on June 17, 2014, however, the court lifted the restraining order and allowed the bank to proceed with the sale. The foreclosure sale was held on August 6, 2014, and the bank was the successful bidder for the portfolio. The portfolio of 225 life insurance settlements with a face value of approximately $604.1 million was sold for $202.7 million. The Trust’s counsel filed an amended complaint on August 12, 2014, alleging that the sale was not conducted in a commercially reasonable manner to yield a higher purchase price of the collateral so as to satisfy the obligations under the loan and potentially yield a surplus for itself and its investors. The opposing counsel filed a motion to dismiss our amended complaint on September 15, 2014. The hearing on the motion to dismiss is still pending. After the Court rules on the motion to dismiss, we will know whether or not our amended claims will survive. We cannot predict how long after the hearing the Court will rule on the motion to dismiss and there can be no assurance of the outcome of this matter. Due to the uncertainty of the timeline or of the ultimate outcome of the potential litigation proceedings we impaired the investment value as of August 31, 2014.

The Trust distributed $227,508 in the First Nine Months of last year, which was before the Assignments discussed above. The Trust has made no distributions since then.

(12) CURRENT PORTION OF NOTES PAYABLE

The amount shown on the consolidated balance sheets termed Current Portion of Notes Payable at November 30, 2014, represents the amount due on a note payable related to the financing of insurance premiums. The note is due July 1, 2015, with principal and interest payments due monthly and bears interest of 3.15% annually. The note is unsecured. There was no note payable as of February 28, 2014.

(13) INCOME TAXES

Income tax benefit was made up of the following components:

	Nine Months Ended November 30,
	2014	2013
Current income tax expense	$52,028	$46,942
Deferred tax (benefit)	(604,628)	(551,210)
Total income tax (benefit)	$(552,600)	$(504,268)

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the First Nine Months of this year and last year as a result of the following:

	Nine Months Ended November 30,
	2014	2013
United States statutory rate	35.0%	35.0%
State income taxes	(0.4)%	(0.4)%
Change in valuation allowance	(27.6)%	(0.0)%
Permanent differences	(0.4)%	(2.3)%
Combined effective tax rate	6.6%	32.3%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Nov. 30, 2014	Feb. 28, 2014
Deferred tax assets:
Impairment of investment in policies	$231,886	$388,676
Premium advances allowance	1,778,027	1,631,684
Deferred policy monitoring costs	1,759,630	1,585,675
Capital loss carryover	672,115	672,115
Net operating loss	626,551	335,930
Charitable contributions	389,722	353,380
Contingency costs	15,924	15,924
Compensated absences	48,869	35,842
Loss on investment in life settlements trust	2,313,627	-
State taxes	17,037	672
	7,853,388	5,019,898
Valuation allowance	(2,999,082)	(672,115)
Net deferred tax assets	4,854,306	4,347,783
Deferred tax liabilities:
Settlement costs	(36,129)	(46,169)
Depreciation	(36,198)	(61,879)
Prepaid expenses	(110,850)	(43,750)
Unrealized revenues and brokerage fees	(38,710)	(154,854)
Loss on investment in trust	-	(13,340)
Net deferred tax liabilities	(221,887)	(319,992)
Total deferred tax asset, net	$4,632,419	$4,027,791

Summary of deferred tax assets:
Current	$608,644	$585,498
Non-current	4,023,775	3,442,293
Total deferred tax asset, net	$4,632,419	$4,027,791

Valuation Allowance. At February 28 and November 30, 2014, we had a valuation allowance of $672,115 and $2,999,082, respectively, for capital losses resulting from other-than-temporary impairments. This amount represents capital losses that we are not able to deduct until we have corresponding capital gains to apply the losses against.

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

(14) NET INCOME (LOSS) PER SHARE, SHAREHOLDERS’ EQUITY, STOCK TRANSACTIONS AND SHARE BASED AWARDS

Net income (loss) for the Third Quarter of this year and last year was $1,077,945 and ($938,766), respectively. Loss for the First Nine Months of this year and last year was ($7,869,206) and ($1,052,891), respectively. Basic and diluted earnings per share for net income (loss) for the Third Quarter of this year and last year, net of tax, were $0.06 and ($0.05), respectively. Basic and diluted earnings per share for net loss for the First Nine Months of this year and last year, net of tax, were ($0.42) and ($0.06), respectively.

Dividends. We declared and paid dividends in the amounts as set forth in the following table for the First Nine Months of this year and last year. No dividends were declared for the Third Quarter of this year.

Date Declared	Date Paid	Dividend Amount
06/04/13	06/17/13	$0.05
09/06/13	09/20/13	$0.05
12/17/13	01/03/14	$0.05
05/28/14	06/16/14	$0.05
09/02/14	09/17/14	$0.05

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

The carrying value of our investments in policies totaled $494,806, which includes $218,827 of capitalized premiums, and has an estimated fair value, net of the present value of estimated premiums, of $460,007. Fair value of the investments in policies was determined using unobservable Level 3 inputs and was calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates. The investments in policies are discussed more fully in Note 10. A progression of the Level 3 inputs is shown in the table below:

Balance at February 28, 2014	$1,737,197
Purchases of policies	741,648
Sales and maturities of policies	(2,031,202)
Change in valuation	12,364
Estimated Fair Value at November 30, 2014	$460,007

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

We periodically use an aircraft owned by our Chairman and CEO, and reimburse him for the incremental costs of our use, as described in applicable Federal Aviation Administration Regulations (FAA Part 91, Subpart F). We believe the reimbursed cost is well below the fair rental value for such use. For the First Nine Months of this year and last year, we reimbursed costs of $334,230 and $711,055 , respectively, for such use. As of November 30, 2014, we had an account payable due to Mr. Pardo of $21,754 which arose from the aircraft use. Nothing was owed to Mr. Pardo as of February 28, 2014.

During the Second Half of last year, we began acquiring and reselling defaulted positions, as provided in our purchase documentation. A portion of these policies was resold to Paget Holdings Limited, which is affiliated with the Pardo Family Trust, of which Deborah Carr, our Vice President of Administration, is the beneficiary. Deborah Carr is the daughter of Brian Pardo, our Chairman and CEO. In the First Nine Months of this year and last year, we received $1,606,230  and $467,833, respectively, of fee income from the resales of abandoned positions to Paget. Paget paid the same fixed percentage paid by other third parties. Additionally, Paget resold a portion of the purchased abandoned positions to third parties of which we earned resale fee income of $1,315,565 in the First Nine Months of this year. Paget had no resales of purchased abandoned positions to third parties in the First Nine Months of last year.

(17) CONTINGENCIES

We are aware of certain instances wherein the insurance companies denied payment on policies in which we arranged the settlement with purchasers. Most of these denials are related to unforeseeable reduction in face value. Face value of the policies in question total $76,973 and are recorded in accrued settlement expense at November 30, 2014. During the Third Quarter of this year, we accrued no additional amounts for future claims that might arise in relation to these policies and had no payments of settlements.

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

Trial before a jury was held in February 2014. The jury found that neither we, Mr. Pardo nor Mr. Peden committed securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 and that Mr. Pardo and Mr. Peden did not engage in insider trading. In March 2014, the Federal court ruled that the SEC failed to prove any of its fraud claims against us, Mr. Pardo and Mr. Peden under Section 17 of the Securities Act of 1933 (the “Securities Act”), finding that there was no evidence to support the allegations related to revenue recognition for the period of time in question and ordered that judgment be entered in favor of us, Mr. Pardo and Mr. Peden on that issue. As a result of this ruling, the Company, Mr. Pardo and Mr. Peden were completely exonerated from any allegations of fraud alleged by the SEC. The Court let stand the jury's findings against us, Mr. Pardo and Mr. Peden for violations of various revenue recognition matters. On July 16, 2014, Defendants filed a motion to enter judgment in this case. On July 30, 2014, Plaintiff filed its own motion to enter judgment and its response to Defendants’ motion to enter judgment. On December 2, 2014, the Court entered a final judgment in this case which enjoined us and our agents, servants, employees, attorneys, and all persons in active concert or participation with them from violating, directly or indirectly, from filing forms with the Commission containing false statements of material fact or failing to include material information that is necessary to make the statements not misleading, unless Defendants act in good faith and do not directly or indirectly induce the act or acts constituting the violation. The Court also ordered that Messrs. Pardo and Peden, and their agents, servants, employees, attorneys, and all persons in active concert or participation with them are permanently restrained and enjoined from aiding and abetting any violation of federal securities laws and regulations by knowingly providing substantial assistance to an issuer that fails to file timely with the Commission all accurate and complete information, documents, and reports required by the rules and regulations prescribed by the Commission. The Court further ordered that Mr. Pardo and his agents, servants, employees, attorneys, and all persons in active concert or participation with them are permanently restrained and enjoined from using any means or instrumentality of interstate commerce, or of the mails, or of any facility of any national securities exchange to include a false and misleading certification with any annual or quarterly report required to be filed with the SEC. The Court further ordered Life Partners to disgorge $15,000,000 and to pay a civil penalty of $23,700,000. The Court further ordered Mr. Pardo to pay a civil penalty of $6,161,843 and Mr. Peden to pay a civil penalty of $2,000,000. On December 30, 2014, we and Mr. Pardo and Mr. Peden filed a motion to alter or amend the judgment through which we challenged the amounts and basis for the judgment as well as a notice of appeal to the Fifth Circuit Court of Appeals. The Court has not yet ruled on the motion to alter or amend. We and Mr. Pardo and Mr. Peden also filed motions to permit us to post security in an amount lower than the amount of the judgment in order to prevent execution of the judgment while we appeal. The District Court has not yet ruled on these motions. On January 5, 2015, the SEC filed a motion to appoint a receiver for us and our affiliates. A hearing on this motion is set for January 21, 2015 before Magistrate Judge Andrew Austin, to whom the Court referred all dispositive and non-dispositive motions in this case.

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

On April 8, 2011, a putative class action complaint was filed in the 40th Judicial District Court of Ellis County, Texas, styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR). On July 27, 2011, by agreement of the parties, the Willingham case was transferred to the 101st Judicial District Court of Dallas County under Cause No. DC-11-10639. All of the plaintiff’s claims are based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization” on behalf of all Texas residents that purchased an interest in a life settlement facilitated by LPI. On March 15, 2013, the plaintiff filed his fourth amended petition in which eight new named-plaintiffs were added to the suit, and we, Brian D. Pardo, and R. Scott Peden were added as defendants. In addition to the putative class claims concerning the alleged overpayment of premiums, the amended petition asserts individual claims of breach of fiduciary duty against LPI arising from the alleged overpayment of premiums and the alleged use of underestimated life expectancies provided by Dr. Donald Cassidy, as well as aiding and abetting claims against us, Pardo and Peden. On January 22, 2013, a petition was filed in the 162 nd Judicial District Court, Dallas County, Texas, styled Stephen Eccles, et al vs. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo and R. Scott Peden on behalf of 23 individuals, all of whom were represented by the same counsel for the plaintiff in the Willingham case. On March 20, 2013, the parties filed a joint motion to consolidate the Eccles case with the Willingham case, which was granted on March 25, 2013. On April 15, 2013, the plaintiffs filed their fifth amended petition dropping all putative class claims and asserting individual claims of breach of fiduciary duty, common law fraud, civil conspiracy, aiding and abetting breach of fiduciary duty and common law fraud, and negligence against us, LPI, Pardo and Peden. The plaintiff seeks economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. On April 9, 2013, an original petition was filed in the 352nd Judicial District Court, Tarrant County, Texas, styled Todd McClain, et al v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden. This suit is virtually identical to the Willingham case. On May 15, 2013, the defendants filed a motion to transfer the McClain and Willingham cases to a Multi-District Litigation Panel for the purposes of transferring and consolidating the Willingham case and the McClain case to a single forum for pretrial purposes. On August 16, 2013, the Multidistrict Litigation Panel issued an opinion granting the motion to transfer, and on September 9, 2013, the Panel issued an Order transferring the McClain case to Judge Slaughter of the 191st District Court of Dallas County and consolidating the McClain case (and any tag along cases subsequently filed) with the Willingham case. The consolidated MDL case is styled In re Life Partners, Inc. Litigation (the “MDL Proceedings”). In the MDL Proceedings, all of plaintiffs’ claims are based upon the alleged failure to engage in “premium optimization,” as well as the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use in the facilitation of life settlement transactions in which plaintiffs acquired interests in life insurance policies. Plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. On August 9, 2013, the Court entered a scheduling order setting a bellwether trial consisting of ten plaintiffs, five selected by plaintiffs and five selected by defendants, with the remaining plaintiffs trying their claims in groups of 16 approximately 90 days after the conclusion of each trial. On September 10, 2014, Defendants filed a Writ of Mandamus with the Fifth Court of Appeals concerning the issue of whether the Court abused its discretion by not excluding certain expert witnesses. On September 12, 2014, the Fifth Court of Appeals issued an order staying the bellwether trial which had been set for September 29, 2014 until further order of the Court.

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

On March 31, 2014, a complaint was filed in the United States District Court for the Southern District of Florida, styled John Woelfel, individually and F/B/O and In His Capacity as Owner and Beneficiary of the John Woelfel Self-Directed IRA v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden, and Pardo Family Holdings, Ltd. On May 9, 2014, following Defendants filing of a Motion to Dismiss the Complaint, Plaintiffs filed their First Amended Complaint in which Plaintiffs Henry and Diana Funke were added as parties. On May 23, 2014, Defendants filed a Motion to Dismiss Plaintiffs’ First Amended Complaint. On June 17, 2014, plaintiffs voluntarily dismissed their claims for alleged violations of the Federal Securities Act. Defendants’ Motion to Dismiss the Amended Complaint is pending as of the date of this disclosure. This suit asserts claims of breach of fiduciary duty, negligence, common law fraud, aiding and abetting breach of fiduciary duty and common law fraud and civil conspiracy, constructive trust, fraudulent transfer, and unjust enrichment. This suit is virtually identical to the MDL Proceedings. All of plaintiffs’ claims are based upon the alleged failure to utilize “premium optimization” and the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use of those life expectancies in the facilitation of life settlement transactions in which plaintiffs acquired interests in life insurance policies. Plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, rescission, attorneys’ fees and costs, and post and pre-judgment interest. A trial is set to begin on April 20, 2015.

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

The Company is currently under audit by the Internal Revenue Service for years 2008, 2009 and 2010 for failure to withhold taxes on certain dividends paid to foreign shareholders and has issued a proposed adjustment of $3,991,351 in taxes including penalties. The Company has obtained legal counsel to defend its position that the withholding liability rests with the last U.S. person who makes payment to a foreign person if the U.S. person is a financial institution and the withholding agent has no reason to believe that the financial institution will not comply with its obligation to withhold. The Company is filing an administrative appeal to contest the IRS’ findings with the IRS appeals division. The deadline for filing the appeal is January 23, 2015.

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

(18) DEFINED CONTRIBUTION PLAN

All employees are eligible to participate in our 401(k) retirement plan once they have met specified employment and age requirements. The 401(k) has a matching feature whereby we will make an annual matching contribution to each participant’s plan account equal to 100% of the lesser of the participant’s contribution to the plan for the year or 4% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan for the First Nine Months of this year and last year was $60,025 and $56,971, respectively.

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

Life Partners

General: Life Partners Holdings, Inc. (“we” or “Life Partners”) is a specialty financial services company and the parent company of Life Partners, Inc. (“LPI ”). LPI is the oldest company in the United States engaged in the secondary market for life insurance known generally as “life settlements”. LPI facilitates the sale of life settlements between sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes.

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

We provide purchasing services for life settlements to our client base. We facilitate these transactions by identifying, examining, and purchasing the policies as agent for the purchasers. To meet market demand and maximize our value to our clients, we have made significant investments in proprietary software and processes that enable us to facilitate a higher volume of transactions while maintaining our quality controls. Since our inception, we have facilitated approximately 162,000 purchaser transactions involving over 6,500 policies totaling over $3.2 billion in face value. We believe our experience, infrastructure, and intellectual capital provide us a unique market position and will enable us to maintain sustainable growth within the life settlement market.

 The following table shows the number of settlement contracts we have transacted, the aggregate face values of those contracts, and the revenues we derived, for the Third Quarters and First Nine Months of this year and last year:

	Three Months Ended November 30		Nine Months Ended November 30,
	2014	2013	2014	2013
Number of settlements	2	6	7	21
Face value of policies	$600,000	$17,392,581	$9,426,088	$64,776,621
Net revenues derived*	$850,109	$1,577,366	$4,341,686	$2,548,568

*       Net revenues derived from all settlement transactions include tertiary market transactions and are exclusive of brokerage and referral fees.

Ministerial Services Fees: Beginning in the Third Quarter of this year, LPIFS, a new subsidiary of LPI, billed the life settlement investors for ministerial services fees in order to recover the expenses of tracking, coordinating, and reconciling policy premium payments and maturity payouts through the life settlement process. The billing was for services performed for the prior twelve months. Because the billing was in arrears, the next annual billing is scheduled for the Third Quarter of Fiscal Year 2016. LPIFS recorded payments of $4,399,591 during the Third Quarter and is recognizing revenue on the cash method of accounting in this same amount.

Comparison of the Three Months Ended November 30, 2014 and 2013

We reported net income of $1,077,945 for the three months ended November 30, 2014 (the “Third Quarter of this year”), compared to net loss of ($938,766) for the three months ended November 30, 2013 (the “Third Quarter of last year”). The net income for the Third Quarter of this year was primarily due to the billing for ministerial services fees to recover the expenses of tracking, coordinating, and reconciling policy premium payments and maturity payouts through the life settlement process. The billing was for services performed for the prior twelve months. Without this billing, we would have realized a net loss, before taxes, of ($2,687,719) for the Third Quarter of this year. Revenues net of brokerage fees were up by 232.8%, the result of an increase in revenues of 37.8% and a decrease in brokerage fees of (68.0%). We brokered two settlement transactions for the Third Quarter of this year compared to six in the Third Quarter of last year. Operating and administrative expenses increased by 6.1%, which was largely attributable to an 11.7% increase in legal and professional fees and payment of consulting fees related to the implementation of the platform billing service charges, offset by a 13.8% decrease in premium advances, net, a 21.3% decrease in aircraft expenses and an 88.5% decrease in impairment expense from $59,266 in the Third Quarter of last year to $6,814 in the Third Quarter of this year.

Revenues: Revenues increased by $1,696,288, or 37.8%, from $4,485,284 in the Third Quarter of last year to $6,181,572 in the Third Quarter of this year. Net revenues increased from $1,577,367 in the Third Quarter of last year to $5,249,661 in the Third Quarter of this year, resulting in a 232.8% increase in the net revenues derived. The increase in net revenues was due to ministerial services fees billed in the Third Quarter of this year offset by decreases in net revenues from initial settlement transactions and decreases in commissions and fees from resales or tertiary transactions compared to amounts reported in the Third Quarter of last year.

Revenues from initial settlement transactions were $1,691,872 in the Third Quarter of last year compared to $81,863 in the Third Quarter of this year. The drop in revenues from initial settlement transactions was largely offset by revenue of $4,399,591 from billing for ministerial services. Commissions and fees from resales or tertiary sales decreased $1,093,294 from $2,793,412 in the Third Quarter of last year to $1,700,118 in the Third Quarter of this year. Tertiary sales revenue in the Third Quarter of this year included fee income from resales of abandoned interests of $308,400, a decrease of $814,882 from $1,123,282 in the Third Quarter of last year.

Since the filing of a civil action by the SEC in January 2012 and related private litigation, demand for our services has been negatively impacted. Since that time, we have devoted substantial resources and the personal time of our senior management to improve licensee relations, develop new clients and work to rebuild confidence in our company. During the 2014 calendar year, over 2,500 of our clients were paid more than $71 million in maturity proceeds from their life settlement transactions. We believe these payouts will result in an increased demand for our services and will enable us to gradually rebuild our markets and expand our client base. We intend to continue devoting resources to rebuild our client base and increase demand for our services in fiscal 2015 as well as pursue new opportunities and transaction structures for us in the life settlements industry. However, restoration of demand approaching levels we recorded in fiscal 2012 may not occur until and unless we are able to repair the damage caused by the SEC suit, restore confidence within our licensee network and purchaser base, and rebuild our reputation within the industry.

Brokerage and Referral Fees: Brokerage and referral fees decreased 68% or $1,976,006 from $2,907,918 in the Third Quarter of last year to $931,911 in the Third Quarter of this year. Brokerage and referral fees as a percentage of gross revenue decreased from 65% in the Third Quarter of last year to 15% in the Third Quarter of this year. Without the revenue from ministerial services fees, brokerage and referral fees as a percentage of gross revenue would be 52% for the Third Quarter of this year. Brokerage and referral fees in primary and secondary transactions were $60,277 and $871,634, respectively, in the Third Quarter of this year compared to $1,208,767 and $1,699,151, respectively, in the Third Quarter of last year. Brokerage and referral fees as a percentage of gross revenue from primary transactions increased slightly from 71.4% in the Third Quarter of last year to 73.6% in the Third Quarter of this year. Brokerage and referral fees as a percentage of gross revenue from secondary transaction decreased from 60.8% in the Third Quarter of last year to 51.3% in the Third Quarter of this year. This decrease is due primarily to timing differences in the Third Quarter of last year related to payment of referral fees and payment of a special incentive promotional bonus that ended in August 2013. In the Third Quarter of this year broker referrals accounted for 16.7% of the total face value of policies transacted compared to last year when broker referrals accounted for 93.0% of the total face value of policies transacted. For the Third Quarter of this year, one broker accounted for more than 10% of the face value of all completed transactions and constituted 16.7% of the total face value of completed transactions. For the Third Quarter of last year, two brokers accounted for more than 10% of the face value of all completed transactions and constituted 78% of the total face value of completed transactions

Brokerage and referral fees generally increase or decrease with revenues, face values of policies transacted, and the volume of transactions, although the exact ratio of fees may vary according to a number of factors. Brokers may adjust their fees with the individual policyholders whom they represent. In some instances, several brokers may compete for representation of the same seller, which may result in lower broker fees. Referral fees also vary depending on factors such as varying contractual obligations, market demand for a particular kind of policy or life expectancy category and individual agreements between clients and their referring financial planners. To counter declining revenues and to stimulate transaction interest, we have implemented licensee-directed promotional programs, which have increased referral fees as a percentage of revenues. We also have reduced our fees on select brokerage transactions to remain competitive in the marketplace.

Expenses: Operating and administrative expenses increased by 6.1% or $183,813 from $3,032,185 in the Third Quarter of last year to $3,215,998 in the Third Quarter of this year. Increases in general and administrative expenses and legal and professional fees were offset by a decrease in premium advances, net and impairment of investments in policies. Legal and professional fees increased by 11.7%, or $69,592, from $594,098 in the Third Quarter of last year to $663,690 in the Third Quarter of this year, primarily due to the legal fees associated with the SEC litigation and related shareholder lawsuits. General and administrative expenses increased by 10.6%, or $215,932, primarily due to increases in salaries and wages and related payroll costs, consulting services related to platform billing, and insurance, offset by decreases in aircraft expense, advertising and promotion, and other outside services for temporary help who later were hired as employees.

During the Third Quarter of this year and last year, we made premium advances of $818,774 and $869,170, respectively, and were reimbursed $613,466 and $1,976,044, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and, for business goodwill, we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. Net premium advance expense for the Third Quarter of this year and last year was $229,822 and $266,578, respectively, primarily as a result of a reduction in the amount of discretionary premium advances.

Impairment of investments in policies in the Third Quarter of this year decreased to $6,814 from $59,266 in the Third Quarter of last year primarily due to impairment on a policy in the prior year which previously had not qualified for impairment testing.

Settlement costs decreased 37.5%, or $7,809, to $13,000 from $20,809 in the Third Quarter of this year and last year respectively.

Total Other Income and Expense: Total other income (expense) decreased $353,685 to ($321,791) expense in the Third Quarter of this year from $31,894 income in the Third Quarter of last year. The primary component of other expense in the Third Quarter of this year is the recording of a loss on a closed foreign trading account in the amount of $257,395 when the account was liquidated and the funds were allegedly diverted by the trading manager.

Income Taxes: Income tax expense was $633,927 in the Third Quarter of this year compared to income tax benefit of ($484,159) in the Third Quarter of last year due to net income in the Third Quarter of this year compared to net loss in the Third Quarter of last year.

Comparison of the Nine Months Ended November 30, 2014 and 2013

We reported a net loss of $7,869,206 for the Nine Months Ended November 30, 2014 (the “First Nine Months of this year”), compared to a net loss of $1,052,891 for the Nine Months Ended November 30, 2013 (the “First Nine Months of last year”). The primary contributors to the increase in net loss are the recording of an impairment reserve against the value of the investment in life settlements trust along with an increase in legal and professional fees in the First Nine Months of this year compared to the one time receipt of proceeds from assignments of income stream in a life settlements trust investment in the First Nine Months of last year.

Revenues: Revenues increased by $2,719,781, or 23.5%, to $14,306,149 in the First Nine Months of this year from $11,586,368 in the First Nine Months of last year. Net revenues increased from $2,548,568 in the First Nine Months of last year to $8,741,238 in the First Nine Months of this year, resulting in a 243.0% increase in the net revenues derived. The increases in net revenues were due to increases in net revenues from tertiary transactions as well as ministerial services fees billed in the Third Quarter of this year offset by decreases in net revenues from initial settlement transactions compared to amounts reported in the First Nine Months of last year.

Revenues from initial settlement transactions were $7,473,582 in the First Nine Months of last year compared to $649,723 in the First Nine Months of this year. The drop in revenues from initial settlement transactions (from 21 to 7) was offset by commissions and fees from resales or tertiary sales, which increased $3,188,960 from $4,112,786 in the First Nine Months of last year to $7,301,746 in the First Nine Months of this year. This year’s increase in tertiary sales revenue included gross proceeds from the sale of a policy in the First Nine Months of this year, ministerial service fees of $4,399,591 and fee income from resales of abandoned interests of $1,835,110. Fees from resales of abandoned interests were $1,166,118 in the First Nine Months of last year.

Since the filing of a civil action by the SEC in January 2012 and related private litigation, demand for our services has been negatively impacted. Since that time, we have devoted substantial resources and the personal time of our senior management to improve licensee relations, develop new clients and business opportunities and work to rebuild confidence in our company. During the 2014 calendar year, over 2,500 of our clients were paid more than $71 million in maturity proceeds from their life settlement transactions. We believe these payouts will result in an increased demand for our services and will enable us to gradually rebuild our markets and expand our client base. We intend to continue devoting resources to rebuild our client base and increase demand for our services in fiscal 2015 as well as pursue new opportunities and transaction structures for us in the life settlements industry. However, restoration of demand approaching levels we recorded in fiscal 2012 may not occur until and unless we are able to repair the damage caused by the SEC suit, restore trust and confidence within our licensee network and purchaser base, and rebuild our reputation within the industry.

Brokerage and Referral Fees: Brokerage and referral fees decreased 38.4% or $3,472,889 from $9,037,800 in the First Nine Months of last year to $5,564,911 in the First Nine Months of this year. Brokerage and referral fees as a percentage of gross revenue decreased from 78.0% in the First Nine Months of last year to 38.9% in the First Nine Months of this year, or 56.2% of gross revenues from life settlement transactions (excluding fee income from platform billing.) This decrease is due to adjustments made in the Third Quarter of last year to discontinue payment of a special incentive promotional bonus along with changes made to the calculation of referral fees. In addition, there are minimal costs of sales associated with tertiary fee revenue from abandoned policies, which further improved our gross margin in the First Nine Months of this year compared to the First Nine Months of last year. In the First Nine Months of this year, broker referrals accounted for 91.5% of the total face value of policies transacted. Broker referrals accounted for 98% of the total face value of policies in the First Nine Months of last year. For the First Nine Months of this year, two brokers, who each accounted for more than 10% of the face value of all completed transactions, constituted 88.9% of the total face value of completed transactions. For the First Nine Months of last year, four brokers, who each accounted for more than 10% of the face value of all completed transactions, constituted 87% of the total face value of completed transactions. No one licensee or licensee organization accounted for more than 10% of the licensee referral fees expense during the period.

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

Expenses: Total operating and administrative expenses increased by 7.2% or $686,454 from $9,580,627 in the First Nine Months of last year to $10,267,081 in the First Nine Months of this year. The increase is primarily due to a 41.6% increase in legal and professional fees offset by an 86.5% decrease in impairment expense. Legal and professional fees were $3,164,727 and $2,235,110 in the First Nine Months of this year and last year, respectively, primarily due to the legal fees associated with the SEC litigation and related shareholder lawsuits.

Impairment of owned policies in the First Nine Months of this year and last was $38,150 and $282,830, respectively.

During the First Nine Months of this year and last year, we made premium advances of $2,414,077 and $2,997,883, respectively, and were reimbursed $1,739,572 and $4,495,647, respectively. In a typical life settlement, policy premiums for the insured’s projected life expectancy are added to the purchase price and those future premium amounts are set aside in an escrow account to pay future premiums. When the future premium amounts are exhausted, purchasers are contractually obligated to pay the additional policy premiums. In some instances, purchasers have failed to pay the premiums and we have repurchased the policy or advanced the premiums to maintain the policies. While we have no contractual or other legal obligation to do so, and do not do so in every instance, we have made premium advances as an accommodation to certain purchasers based on our assumptions that we will ultimately recoup the advances. While some purchasers repay the advances directly, reimbursements of these premiums will come most likely as a priority payment from the policy proceeds when an insured dies. Net premium advance expense for the First Nine Months of this year and last year was $618,457 and $627,522, respectively. See the discussion of Policy Advances within Critical Accounting Estimates, Assumptions and Policies on page 23.

Settlement costs decreased 62.6% or $22,722 from $36,322 in the First Nine Months of last year to $13,600 in the First Nine Months of this year.

Other Income (Expenses): Total other income decreased from $5,474,900 income in the First Nine Months of last year to ($6,895,963) expense in the First Nine Months of this year. The primary components in the First Nine Months of last year were the assignments of a future income stream from a life settlements trust investment, which generated net proceeds of $5,254,500, and distributions from the life settlements trust (before the assignment) of $114,886. The primary component of other expense in the First Nine Months of this year is the recording of an impairment reserve of $6,648,478 against the value of the investment in the life settlements trust due to foreclosure and seizure of the portfolio assets by the German bank that had loaned the trust funds for policy acquisitions and the recording of a loss in the amount of $257,395 on a closed foreign trading account when the account was liquidated and the funds were allegedly diverted by the trading manager.

Income Taxes: Income tax benefit increased slightly from $504,268 in the First Nine Months of last year to $552,600 in the First Nine Months of this year. The benefit for the First Nine Months of this year excludes consideration for the impairment reserve for investment in life settlements trust.

Contractual Obligations and Commitments

Our outstanding contractual obligations and commitments as of November 30, 2014, were:

	Total	Due in less than 1 year	Due in 1 to 3 years	Due in 4 to 5 years	Due after 5 years
Operating leases	$217,803	$73,235	$95,758	$43,387	$5,423
Total obligations	$217,803	$73,235	$95,758	$43,387	$5,423

Liquidity and Capital Resources

Operating Activities: Net cash flows used by operating activities for the First Nine Months of this year were $675,816. Uses of cash flow were primarily from a net loss of $7,869,206, an increase in accounts receivable of $50,248, an increase in prepaid expenses of $33,720, an increase in premiums advanced on behalf of purchasers and bad debt expense of $674,506, and an increase in deferred income taxes of $604,628. Cash flows provided by operating activities were from an increase of $497,012 in deferred policy monitoring costs, an increase in accounts payable of $662,097, an increase in accrued liabilities of $119,714, and a reserve for impairment in investment in life settlements trust of $6,648,478. Net cash flows used by operating activities for the First Nine Months of last year were $5,433,440. Uses of cash flow were primarily from a net loss of $1,052,891, income from assignments of an income stream from life settlement trust investment of $5,254,500, and a decrease in accounts payable of $982,251. Cash flows provided by operating activities were from a decrease in premium advances of $1,497,813 and an increase in deferred policy monitoring costs of $701,244.

Investing Activities: Net cash flows provided by investing activities in the First Nine Months of this year were $1,660,515. This amount was primarily due to proceeds from the sale of investments in policies of $1,945,025, proceeds from the maturities on investments in policies of $33,788 less $301,847 for the purchase of investment in policies for investment purposes. In comparison, during the First Nine Months of last year, we generated $5,545,100 from investing activities. This was primarily from the proceeds of $5,254,500 from the assignments of future income from our life settlement trust investment, proceeds from investments in certificates of deposits of $500,931, proceeds from the life settlements trust of $227,508, and proceeds from sales of investments in policies of $68,626, less $47,695 return of investment in life settlements trust, $250,000 investment in a certificate of deposit and $214,823 purchase of investment in policies for investment purposes.

Financing Activities: Net cash used for financing activities for the First Nine Months of this year included $2,797,236 for the payment of dividends and $101,445 for payments on a note payable to finance an insurance policy. Net cash used for financing activities for the First Nine Months of last year was $3,729,569 for the payment of dividends.

Working Capital and Capital Availability: As of November 30, 2014, we had working capital of $3,199,605, which reflects a working capital decrease of $6,503,683 during the last twelve month period, primarily due to operating losses and payment of dividends. Cash and cash equivalents increased $263,079 to $4,220,749 as of November 30, 2014 from $3,957,670 as of November 30, 2013.

The large drop in revenues and revenues net of brokerage fees, the significant legal and professional fees, and large operating losses have eroded the strength of our financial condition. We are managing our cash to fund our current operations through fiscal 2015. We suspended our stock dividends and may make further cuts. Working capital is tight and we may have to explore other financing options if business does not increase and such financing options may not be available on favorable terms to us if at all.

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

Even though we, Mr. Pardo and Mr. Peden were completely exonerated from any allegations of fraud alleged by the SEC, the Court let stand the jury’s findings against us, Mr. Pardo and Mr. Peden for violations of various revenue recognition matters. It is clear that the suit did damage to our reputation and our relationships within our licensee network and client base. Furthermore, the uncertainty of our appeal of the final judgment in this case entered by the Court on December 2, 2014, will most likely hinder our ability to rebuild confidence among our licensees and clients and to expand our client base. (See Part II, Item 1 Legal Proceedings.) We continue to invest significantly in programs to develop and strengthen our relationships with new and inactive licensees. We have increased our communication with our client base, emphasizing the inherent benefits of life settlements as an asset class and the particular advantages of our settlements, which do not cap investor returns as do many of the settlements offered in the industry. We are exploring alternatives for expanding our client base, including new structures for investing in life settlements, such as the marketing of life settlements as securities. Over the last three calendar years, there have been over $184 million in payouts from our life settlement transactions.

While we are working diligently on plans to increase business for both individual and institutional investors, our operating results for the First Nine Months of this year from life settlement transactions are disappointing and we must do more to improve our operating results. Despite the increase in revenues, the significant legal and professional fees and the operating losses we experienced in fiscal 2014 have eroded the strength of our financial condition. Our recurring operations are not currently generating sufficient cash to support operations. In the Third Quarter of this year we billed our life settlement investors for ministerial services fees in order to recover the expenses of tracking policy premium payments and maturity payouts through the life settlement process. We are continuing to collect these policy monitoring fees in the Fourth Quarter of this year. We believe we have sufficient currently available working capital to fund our current operations through fiscal 2015 and well into fiscal 2016. While we believe we could further support our working capital through other possible asset dispositions, borrowings or equity sales, our opportunities for generating significant cash apart from continuing operations are narrowing. We are conserving our cash. We eliminated the dividends for the remainder of fiscal 2015 and may do so for 2016 to conserve working capital until we can realize improved operating results. However, our current cash position is not sufficient to settle the judgment at its current amount. We have filed motions to post security in an amount lower than the judgment in order to prevent execution on the judgment while we appeal. A hearing on this motion is set for January 21, 2015, before Magistrate Judge Andrew Austin, to whom the Court referred all dispositive and non-dispositive motions on this case. In a Board of Directors meeting held on January 12, 2015, the Board discussed the motion by the Securities and Exchange Commission for the appointment of a receiver for us and our affiliates as part of its effort to enforce the judgment it secured against us (See Part II, Item 1. Legal Proceedings) and the various consequences that could arise from such an appointment by the Federal Court. The Board was of the unanimous belief that if we cannot get this resolved in a manner favorable to us, we may have to seek protection under Chapter 11 of the Bankruptcy Code.

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

Not applicable

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

Changes in Internal Control over Financial Reporting. With the participation of our Chief Executive Officer and our Chief Financial Officer, we have concluded that there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended November 30, 2014).

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 3, 2012, we and certain current directors and current and former officers were sued by the SEC in an action styled Securities and Exchange Commission v. Life Partners Holdings, Inc., Brian D. Pardo, R. Scott Peden and David M. Martin, Civil Action No.: 6:12-CV-00002. (the “SEC action”). The suit was filed in the Federal District Court for the Western District of Texas (Austin Division) and alleged that we, our Chairman and CEO, Brian Pardo, General Counsel, Scott Peden, and former Chief Financial Officer, David Martin, had knowledge of, but failed to disclose to our shareholders, the alleged underestimation of the life expectancies of settlors of viatical and life settlement policies. The suit further claimed that we prematurely recognized revenues from the sale of the settlements and that we understated the impairment of our investments in policies. The suit also claimed that Mr. Pardo and Mr. Peden sold shares while possessing inside information ( i.e. , the alleged knowledge of the underestimation of life expectancies and the purported impact on revenues from such practice). In addition, the suit alleged that the defendants misled the auditors about our revenue recognition policy.

Trial before a jury was held in February 2014. The jury found that neither we, Mr. Pardo nor Mr. Peden committed securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 and that Mr. Pardo and Mr. Peden did not engage in insider trading. In March 2014, the Federal court ruled that the SEC failed to prove any of its fraud claims against us, Mr. Pardo and Mr. Peden under Section 17 of the Securities Act of 1933 (the “Securities Act”), finding that there was no evidence to support the allegations related to revenue recognition for the period of time in question and ordered that judgment be entered in favor of us, Mr. Pardo and Mr. Peden on that issue. As a result of this ruling, the Company, Mr. Pardo and Mr. Peden were completely exonerated from any allegations of fraud alleged by the SEC. The Court let stand the jury's findings against us, Mr. Pardo and Mr. Peden for violations of various revenue recognition matters. On July 16, 2014, Defendants filed a motion to enter judgment in this case. On July 30, 2014, Plaintiff filed its own motion to enter judgment and its response to Defendants’ motion to enter judgment. On December 2, 2014, the Court entered a final judgment in this case which enjoined us and our agents, servants, employees, attorneys, and all persons in active concert or participation with them from violating, directly or indirectly, from filing forms with the Commission containing false statements of material fact or failing to include material information that is necessary to make the statements not misleading, unless Defendants act in good faith and do not directly or indirectly induce the act or acts constituting the violation. The Court also ordered that Messrs. Pardo and Peden, and their agents, servants, employees, attorneys, and all persons in active concert or participation with them are permanently restrained and enjoined from aiding and abetting any violation of federal securities laws and regulations by knowingly providing substantial assistance to an issuer that fails to file timely with the Commission all accurate and complete information, documents, and reports required by the rules and regulations prescribed by the Commission. The Court further ordered that Mr. Pardo and his agents, servants, employees, attorneys, and all persons in active concert or participation with them are permanently restrained and enjoined from using any means or instrumentality of interstate commerce, or of the mails, or of any facility of any national securities exchange to include a false and misleading certification with any annual or quarterly report required to be filed with the SEC. The Court further ordered Life Partners to disgorge $15,000,000 and to pay a civil penalty of $23,700,000. The Court further ordered Mr. Pardo to pay a civil penalty of $6,161,843 and Mr. Peden to pay a civil penalty of $2,000,000. On December 30, 2014, we and Mr. Pardo and Mr. Peden filed a motion to alter or amend the judgment through which we challenged the amounts and basis for the judgment as well as a notice of appeal to the Fifth Circuit Court of Appeals. The Court has not yet ruled on the motion to alter or amend. We and Mr. Pardo and Mr. Peden also filed motions to permit us to post security in an amount lower than the amount of the judgment in order to prevent execution on the judgment while we appeal. The District Court has not yet ruled on these motions. On January 5, 2015, the SEC filed a motion to appoint a receiver for us and our affiliates. A hearing on this motion is set for January 21, 2015, before Magistrate Judge Andrew Austin, to whom the Court referred all dispositive and non-dispositive motions in this case.

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

On April 8, 2011, a putative class action complaint was filed in the 40th Judicial District Court of Ellis County, Texas, styled John Willingham, individually and on behalf of all other Texas citizens similarly situated, v. Life Partners, Inc., Cause No. 82640 (MR). On July 27, 2011, by agreement of the parties, the Willingham case was transferred to the 101st Judicial District Court of Dallas County under Cause No. DC-11-10639. All of the plaintiff’s claims are based upon the alleged overpayment of premiums to the insurance company, that is, the alleged failure to engage in “premium optimization” on behalf of all Texas residents that purchased an interest in a life settlement facilitated by LPI. On March 15, 2013, the plaintiff filed his fourth amended petition in which eight new named-plaintiffs were added to the suit, and we, Brian D. Pardo, and R. Scott Peden were added as defendants. In addition to the putative class claims concerning the alleged overpayment of premiums, the amended petition asserts individual claims of breach of fiduciary duty against LPI arising from the alleged overpayment of premiums and the alleged use of underestimated life expectancies provided by Dr. Donald Cassidy, as well as aiding and abetting claims against us, Pardo and Peden. On January 22, 2013, a petition was filed in the 162 nd Judicial District Court, Dallas County, Texas, styled Stephen Eccles, et al vs. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo and R. Scott Peden on behalf of 23 individuals, all of whom were represented by the same counsel for the plaintiff in the Willingham case. On March 20, 2013, the parties filed a joint motion to consolidate the Eccles case with the Willingham case, which was granted on March 25, 2013. On April 15, 2013, the plaintiffs filed their fifth amended petition dropping all putative class claims and asserting individual claims of breach of fiduciary duty, common law fraud, civil conspiracy, aiding and abetting breach of fiduciary duty and common law fraud, and negligence against us, LPI, Pardo and Peden. The plaintiff seeks economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. On April 9, 2013, an original petition was filed in the 352 nd Judicial District Court, Tarrant County, Texas, styled Todd McClain, et al v. Life Partners, Inc., Life Partners Holdings, Inc., Brian D. Pardo, and R. Scott Peden. This suit is virtually identical to the Willingham case. On May 15, 2013, the defendants filed a motion to transfer the McClain and Willingham cases to a Multi-District Litigation Panel for the purposes of transferring and consolidating the Willingham case and the McClain case to a single forum for pretrial purposes. On August 16, 2013, the Multidistrict Litigation Panel issued an opinion granting the motion to transfer, and on September 9, 2013, the Panel issued an Order transferring the McClain case to Judge Slaughter of the 191st District Court of Dallas County and consolidating the McClain case (and any tag along cases subsequently filed) with the Willingham case. The consolidated MDL case is styled In re Life Partners, Inc. Litigation (the “MDL Proceedings ”). In the MDL Proceedings, all of plaintiffs’ claims are based upon the alleged failure to engage in “premium optimization,” as well as the alleged provision of underestimated life expectancies by Dr. Donald Cassidy to LPI and LPI’s use in the facilitation of life settlement transactions in which plaintiffs acquired interests in life insurance policies. Plaintiffs seek economic and exemplary damages, disgorgement and/or fee forfeiture, attorneys’ fees and costs, and post and pre-judgment interest. On August 9, 2013, the Court entered a scheduling order setting a bellwether trial consisting of ten plaintiffs, five selected by plaintiffs and five selected by defendants, with the remaining plaintiffs trying their claims in groups of 16 approximately 90 days after the conclusion of each trial. On September 10, 2014, Defendants filed a Writ of Mandamus with the Fifth Court of Appeals concerning the issue of whether the Court abused its discretion by not excluding certain expert witnesses. On September 12, 2014, the Fifth Court of Appeals issued an order staying the bellwether trial which had been set for September 29, 2014 until further order of the Court.

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

The Company is currently under audit by the Internal Revenue Service for years 2008, 2009 and 2010 for failure to withhold taxes on certain dividends paid to foreign shareholders and has issued a proposed adjustment of $3,991,351 in taxes including penalties. The Company has obtained legal counsel to defend its position that the withholding liability rests with the last U.S. person who makes payment to a foreign person if the U.S. person is a financial institution and the withholding agent has no reason to believe that the financial institution will not comply with its obligation to withhold.  The Company is filing an administrative appeal to contest the IRS’ findings with the IRS appeals division. The deadline for filing the appeal is January 23, 2015.

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

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may adversely affect our business, financial condition and/or operating results. This section updates our risk factors as stated in our Annual Report in Form 10-K to reflect material developments since our Form 10-K was filed.

Our life settlement transaction volumes and revenues and earnings have declined following adverse news articles about our business, the filing of an SEC enforcement action and negative publicity. Whether and when we might recover from these events is uncertain.

In the fourth quarter of fiscal 2011, we were hurt by news articles critical of our business and by the announcement of a pending SEC investigation. Several putative securities class actions and shareholder derivative claims were subsequently filed against us and certain officers and, in the fourth quarter of fiscal 2012, the SEC filed a civil enforcement action against us and certain officers, and since these filings, demand for our services has been negatively impacted and our business has not recovered from the damage done by these events. Our volume of life settlement transactions dropped, as did our profitability. The events particularly affected our business in that we are the only publicly held company dedicated to life settlements and the only prominent company with a broad, retail base within the life settlement industry. We are working to repair the damage caused by the SEC suit, restore trust and confidence within our licensee network and purchaser base, and rebuild our reputation within the industry. Furthermore, the uncertainty of our appeal of the final judgment in the SEC case entered by the court on December 2, 2014 will most likely hinder our ability to rebuild confidence among our licensees and clients and to expand our client base. We cannot say, however, when or if we can accomplish these tasks and return to the levels of activity we previously enjoyed.

Our success depends on restoring trust within our referral networks.

We rely primarily upon brokers to refer potential sellers of policies to us and upon financial professionals, known as licensees, to refer retail purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with life settlement brokers, and they are free to do business with our competitors. Our network of licensees is much broader, but no less important. The announcements of the SEC investigation and subsequent enforcement action and court judgment, other private litigation, illegal short selling and critical news articles have damaged our reputation within the industry and have hurt our business. Our licensee network was particularly hurt, which has reduced the supply of capital for the purchase of life settlements and our transaction volumes. The restoration of the relationships with our licensees and brokers will depend upon our ability to rebut the adverse publicity and to restore trust in these relationships. If we are unable to restore our relationships with our licensees and brokers, it will have a material adverse effect on our business, financial condition and results of operations.

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

We had an investment in a life settlement trust that may not be recovered.

As of February 28, 2014, our balance sheet showed $6,648,478 as an “Investment in Life Settlements Trust”. The investment is in Life Assets Trust, S.A., an unaffiliated Luxembourg joint stock company (the “Trust”), which was created for the acquisition of life settlements. As of February 28, 2014, we owned approximately 19.9% of the Trust, which we believe then owned a portfolio of 228 life insurance settlements with a face value of $610.5 million, of which we supplied settlements with a face value of approximately $278 million. In May 2013, we assigned certain rights to receive future distributions from the Trust for $5,650,000. We subsequently learned that a German bank, which had loaned the Trust funds for policy acquisitions, would not renew its loan and was seeking repayment. The Trust was unsuccessful in its attempts to refinance the loan and to negotiate a settlement with the bank. The bank has declared the loan in default and has instituted proceedings to foreclose its security interest in the Trust’s assets and take the assets in satisfaction of the loan. We, along with the other limited partners and general partner of the Trust, have retained legal counsel to represent our interests. The bank declared a default on the loan, and on May 8, 2014, the bank issued a notice of foreclosure and instructed the credit facility’s master collateral agent to conduct a public auction of the collateral, which consisted primarily of the policies. The Trust retained legal counsel in the matter. Initially the Trust obtained a temporary restraining order to enjoin the foreclosure. At the subsequent hearing on June 17, 2014, however, the court lifted the restraining order and allowed the bank to proceed with the sale. The foreclosure sale was held on August 6, 2014, and the bank was the successful bidder for the portfolio. The portfolio of 225 life insurance settlements with a face value of approximately $604.1 million was sold for $202.7 million. The Trust’s counsel filed an amended complaint on August 12, 2014, alleging that the sale was not conducted in a commercially reasonable manner to yield a higher purchase price of the collateral so as to satisfy the obligations under the loan and potentially yield a surplus for itself and its investors. The opposing counsel filed a motion to dismiss our amended complaint on September 15, 2014. The hearing on the motion to dismiss is still pending. After the court rules on the motion to dismiss, we will know whether or not our amended claims will survive. We cannot predict how long after the hearing the court will rule on the motion to dismiss and there can be no assurance of the outcome of this matter. Due to the uncertainty of the timeline or of the ultimate outcome of the potential litigation proceedings we impaired the investment value as of August 31, 2014. If this matter is decided adversely to us, we may not recover any portion of the investment.

While we prevailed on the fraud and insider trading charges in the SEC enforcement action, we were found to have violated lesser charges. The final judgment included significant penalties that could have a material adverse impact on our business and financial condition.

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

On December 2, 2014, the court entered a final judgment in this case which enjoined us and our agents, servants, employees, attorneys, and all persons in active concert or participation with them from violating, directly or indirectly, from filing forms with the SEC containing false statements of material fact or failing to include material information that is necessary to make the statements not misleading, unless Defendants act in good faith and do not directly or indirectly induce the act or acts constituting the violation. The court also ordered that Messrs. Pardo and Peden, and their agents, servants, employees, attorneys, and all persons in active concert or participation with them are permanently restrained and enjoined from aiding and abetting any violation of federal securities laws and regulations by knowingly providing substantial assistance to an issuer that fails to file timely with the Commission all accurate and complete information, documents, and reports required by the rules and regulations prescribed by the Commission. The court further ordered that Mr. Pardo and his agents, servants, employees, attorneys, and all persons in active concert or participation with them are permanently restrained and enjoined from using any means or instrumentality of interstate commerce, or of the mails, or of any facility of any national securities exchange to include a false and misleading certification with any annual or quarterly report required to be filed with the SEC. The court further ordered Life Partners to disgorge $15,000,000 and to pay a civil penalty of $23,700,000. The court further ordered Mr. Pardo to pay a civil penalty of $6,161,843 and Mr. Peden to pay a civil penalty of $2,000,000. On December 30, 2014, we and Mr. Pardo and Mr. Peden filed a motion to alter or amend the judgment through which we challenged the amounts and basis for the judgment as well as a notice of appeal to the Fifth Circuit Court of Appeals. The court has not yet ruled on the motion to alter or amend. We and Mr. Pardo and Mr. Peden also filed motions to permit us to post security in an amount lower than the amount of the judgment in order to prevent execution on the judgment while we appeal. The District Court has not yet ruled on these motions. On January 5, 2015, the SEC filed a motion to appoint a receiver for us and our affiliates. A hearing on this motion is set for January 21, 2015 before Magistrate Judge Andrew Austin, to whom the court referred all dispositive and non-dispositive motions in this case. In addition, the SEC has moved for the appointment of a receiver for us and our affiliates which we believe is unsupported by the evidence in their case and which we will vigorously oppose. We cannot predict the impact on our business strategy, operations or financial results if the SEC is successful in its motion for the appointment of a receiver.

While we are working diligently on plans to increase business for both individual and institutional investors, our operating results for the First Nine Months of this year are disappointing and we must do more to improve our operating results. Despite the increase in revenues, the significant legal and professional fees and the operating losses we experienced in fiscal 2014 have eroded the strength of our financial condition. Our recurring operations are not currently generating sufficient cash to support operations. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may limit our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us if and when we require it, our ability to conduct our business and to respond to business challenges could be significantly limited. As a result of the judgment, our ability to use certain exemptions from securities registration has been impaired, which may limit our ability to raise funds through the sale of securities. Our current cash position is not sufficient to settle the judgment at its current amount. If we are not successful in our motion to post security in an amount lower than the amount of the judgment in order to prevent execution on the judgment while we appeal, we may seek protection by Chapter 11 of the bankruptcy code.

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

Date:    January 14, 2015

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

